Form 10-Q
period 1996-03-31
EN POINTE TECHNOLOGIES INC
filed 1996-06-12
CIK 1010305

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-28052


                        EN POINTE TECHNOLOGIES, INC
            (Exact name of registrant as specified in its charter)

State or other jurisdiction of                           I.R.S. Employer I.D.
incorporation or organization: Delaware                  Number: 75-2467002

5245 Pacific Concourse Drive, Suite 200
Los Angeles, California                                         90045
(Address of principal executive offices)                       (ZIP CODE)

Registrant's telephone number, including area code: (310) 725-5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES / X /  No /   /

As of June 12, 1996 5,607,500 shares of Common Stock of the Registrant were issued and outstanding.

===============================================================================

INDEX

EN POINTE TECHNOLOGIES, INC.


PART I   FINANCIAL INFORMATION
- ------   ---------------------

Item 1   Financial Statements

         Condensed Balance Sheets - March 31, 1996 and September 30, 1995

         Condensed Statements of Operations - Three and six months ended March 31, 1996 and 1995

         Condensed Statements of Cash Flows - Six months ended March 31, 1996 and 1995

         Notes to Condensed Financial Statements - March 31, 1996

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION
- -------  -----------------
Item 1   Legal Proceedings

Item 2   Other Information

Item 3   Exhibits and Reports on Form 8-K

SIGNATURES

EN POINTE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

                                                      March 31,   September 30,
                                                        1996           1995
                                                     (Unaudited)
                                                    ------------   ------------
                                       ASSETS:
Current assets:
 Cash                                               $     30,095   $   290,181
 Restricted cash                                       1,761,000     1,116,000
 Accounts and other receivables, net of allowances
 for returns and doubtful accounts of $811,613 and
 $511,613, respectively                               40,812,640    31,928,669
 Inventories                                           2,233,919     1,631,709
 Deferred tax benefit                                    239,945       239,945
 Prepaid expenses and other current assets               580,812       306,869
                                                    ------------  ------------
    Total current assets                              45,658,411    35,513,373

Property and equipment, net of accumulated
 depreciation                                          1,940,144     1,278,895

                                                    ------------  ------------
    Total assets                                    $ 47,598,555  $ 36,792,268
                                                    ------------  ------------
                                                    ------------  ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Book overdraft                                     $     83,080  $         --
 Notes payable - stockholder                                  --       150,000
 Current portion of notes payable                      1,657,400     1,579,471
 Borrowings under lines of credit                     34,893,968    27,472,952
 Accounts payable                                      2,879,392     1,097,173
 Accrued liabilities                                   2,386,129     2,314,870
 Other current liabilities                             1,823,199       612,988

                                                    ------------  ------------
    Total current liabilities                         43,723,168    33,227,454

 Notes payable - allied distributors                     659,208     1,733,186

                                                    ------------  ------------
    Total liabilities                                 44,382,376    34,960,640

Stockholders' equity:
 Common stock                                              3,350         3,350
 Additional paid-in capital                              958,770       958,770
 Retained earnings                                     2,254,059       869,508

                                                    ------------  ------------
    Total stockholders' equity:                        3,216,179     1,831,628

                                                    ------------  ------------
    Total liabilities and stockholders' equity      $ 47,598,555  $ 36,792,268
                                                    ------------  ------------
                                                    ------------  ------------

                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three months ended                        Six months ended
                                                      March 31,                                March 31,
                                          ---------------------------------      ----------------------------------
                                              1996                1995                1996                1995
                                         -------------       -------------      --------------       -------------
Net sales                                $  79,893,388       $  41,996,736      $  156,908,912       $  85,580,319
Cost of sales                               73,254,227          38,236,118         144,208,906          78,529,894
                                         -------------       -------------      --------------       -------------
  Gross profit                               6,639,161           3,760,618          12,700,006           7,050,425

Selling and marketing expenses               3,270,841           2,168,273           6,574,469           4,155,232
General and administrative expenses          1,182,744             878,953           2,033,814           1,690,374
Litigation defense                             458,000              99,092             592,207             156,820
                                         -------------       -------------      --------------       -------------
  Operating income                           1,727,576             614,300           3,499,516           1,047,999

Interest expense                               561,995             432,325           1,141,054             839,364
Other income, net                              (22,174)            (17,479)            (49,038)            (26,186)
                                         -------------       -------------      --------------       -------------
  Income before income taxes                 1,187,755             199,454           2,407,500             234,821

Provision for income taxes                     505,137              81,824           1,022,984              96,333
                                         -------------       -------------      --------------       -------------
  Net income                             $     682,618       $     117,630      $    1,384,546       $     138,488
                                         -------------       -------------      --------------       -------------
                                         -------------       -------------      --------------       -------------
  Net income per share                   $        0.20       $        0.03      $         0.41       $        0.04
                                         -------------       -------------      --------------       -------------
                                         -------------       -------------      --------------       -------------
  Weighted average shares outstanding        3,389,500           3,389,500           3,389,500           3,389,500
                                         -------------       -------------      --------------       -------------
                                         -------------       -------------      --------------       -------------

                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       Six months ended
                                                           March 31,
                                                ------------------------------
                                                     1996             1995
                                                -------------    -------------
Net cash used by operating activities           $  (5,724,497)   $  (2,852,793)

Cash used by investing activities:

EPIC system software development                     (352,988)         (64,518)
Purchase of property and equipment                   (540,648)        (198,774)
                                                -------------    -------------
  Net cash used by investing activities              (893,636)        (263,292)

Cash provided by financing activities:

Book overdraft                                         83,080         (325,263)
Net borrowings under lines of credit                7,421,016        3,763,276
Payment on notes payable to stockholders             (150,000)         (12,077)
Payment on notes payable                             (996,049)              --
                                                -------------    -------------
  Net cash provided by financing activities         6,358,047        3,425,936
                                                -------------    -------------
Increase (decrease) in cash                     $    (260,086)   $     309,851
                                                -------------    -------------
                                                -------------    -------------
Supplemental disclosures of cash flow
information:
 Interest paid                                  $   1,150,940    $     835,225
                                                -------------    -------------
                                                -------------    -------------
 Income taxes paid                              $     830,074    $      53,536
                                                -------------    -------------
                                                -------------    -------------

                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - Basis of Presentation and General Information

The accompanying unaudited financial statements of En Pointe Technologies, Inc. (the "Company" or "En Pointe")have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Initial Public Offering Prospectus, dated May 8, 1996.

Note 2 - Sale of Equity Securities

On May 8, 1996 the Company successfully completed its Initial Public Offering
(IPO) for 2,250,000 shares. Proceeds from the IPO were used principally to pay off notes payable to allied distributors that as of March 31, 1996 amounted to $2,316,608 and to reduce the IBM Credit Corporation line of credit by $11.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                          Three Months Ended   Six Months Ended
                                                March 31,         March 31,
                                          -------------------------------------
                                            1996      1995       1996     1995
                                          --------   ------     ------   ------
Net sales . . . . . . . . . . . . . . .     100.0%   100.0%     100.0%   100.0%
Cost of sales . . . . . . . . . . . . .      91.7     91.0       91.9     91.8
                                            -----    -----      -----    -----
  Gross profit. . . . . . . . . . . . .       8.3      9.0        8.1      8.2
Selling and marketing expenses. . . . .       4.1      5.2        4.2      4.9
General and administrative expenses . .       1.5      2.1        1.3      2.0
Litigation defense. . . . . . . . . . .       0.6      0.2        0.4      0.2
                                            -----    -----      -----    -----
  Operating income. . . . . . . . . . .       2.1      1.5        2.2      1.1
Interest expense. . . . . . . . . . . .       0.7      1.0        0.7      0.9
Other income, net . . . . . . . . . . .       0.0      0.0        0.0      0.0
                                            -----    -----      -----    -----
  Income before taxes . . . . . . . . .       1.4      0.5        1.5      0.2
Provision for income taxes. . . . . . .       0.6      0.2        0.7      0.1
                                            -----    -----      -----    -----
  Net income. . . . . . . . . . . . . .       0.8%     0.3%       0.8%     0.1%
                                            -----    -----      -----    -----
                                            -----    -----      -----    -----

COMPARISON OF THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995

All comparisons within the following discussion are related to the same period of the previous year.


Net sales.   Revenues for the quarter and six months ended March 31, 1996 were
$79.9 and $156.9 million, an increase of $37.9 million (90.2%) and $71.3 million (83.3%) respectively over prior periods. Of the $37.9 million increase for the quarter, $21.3 million was attributable to sales related to the IBM contract, with the remaining $16.6 million due to an overall increase in sales to new and existing customers.

Gross profit. Gross profit as a percentage of sales declined from 9.0% to 8.3% for the three-month period and declined from 8.2% to 8.1% for the six-month period. The quarterly decline was attributable to an uncharacteristically high prior year's gross profit margin from large incentive rebates and product sales. Except for the 1995 second quarter 9.0% gross profit margin, no other quarter in the prior fiscal year exceeded 8%.

Selling and marketing expenses. Selling and marketing expenses for the quarter ended March 31, 1996 were $3.3 million, an increase of $1.1 million, or 50.9%, compared to the $2.2 million for the prior year's quarter, primarily as a result of increased variable sales costs as a result of increased sales volume. As a percentage of sales, however, selling and marketing expenses decreased from 5.2% to 4.1% for the quarter ended March 31, 1996 due to fixed costs being spread over a higher volume of sales.

General and administrative expenses. General and administrative expenses for the quarter ended March 31, 1996 were $1.2 million, an increase of $0.3 million, or 34.6%, compared to $0.9 million for the quarter ended March 31, 1995, primarily as a result of increased staff and other administrative functions necessary to support the increase in sales volume. The decrease in general and administrative as a percentage of sales was due to fixed costs being spread over a higher volume of sales.

Litigation defense. Legal expense related to the Lam litigation was $0.5 million for the quarter ended March 31, 1996, an increase of $0.4 million, or 362.2%, compared to the $0.1 million for the quarter ended March 31, 1995, due to the increase in legal activity leading to the settlement of the case in April 1996.

Interest expense. Interest expense for the quarter ended March 31, 1996 was $0.6 million, an increase of $0.2 million, or 30.0%, compared to $0.4 million for the quarter ended March 31, 1995. The increase in interest expense was primarily due to increased borrowings to support an increase in the Company's accounts receivable balances resulting from an increase in its net sales.

Net income. Net income for the quarter ended March 31, 1996 was $0.6 million, an increase of $0.5 million, or 480.3%, compared to $0.1 million for the quarter ended March 31, 1995. Net income increased primarily as a result of the increase in sales and a decline in operating expenses as a percentage of sales due to the fixed expenses being spread over a higher volume of sales.

LIQUIDITY AND CAPITAL RESOURCES


Operating activities used cash totaling $5.7 million, during the six months ended March 31, 1996. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales. Restricted cash, representing amounts on deposit with financial institutions pursuant to certain credit arrangements, increased $.6 million for the six months ended March 31, 1996, due to lender requirements corresponding to increases in the amount of credit made available to the Company. Accounts and other receivables increased $9.2 million for the six months ended March 31, 1996. Inventories increased $.6 million for the six months ended March 31, 1996. Increases in accounts and other receivables and inventories was the result of sales growth.

Investing activities used cash totaling $.9 million during the six months ended March 31, 1996. The investing activities primarily related to the acquisition of additional computer equipment and continued software development of the EPIC system, which through March 31, 1996 amounted to $.6 million. The first module of the EPIC system, the quote module, was released on June 1, 1996. The Company anticipates investing further development costs, as additional modules are added to the system.

Financing activities provided net cash totaling $6.4 million during the six months ended March 31, 1996. The primary source of cash was net borrowings under lines of credit which have been used primarily to finance accounts receivable, which has grown as a result of sales increases.

The Company's accounts receivable balance at March 31, 1996 and September 30, 1995 was $40.8 and $31.9 million. The number of days' sales outstanding in accounts receivable was 47 and 56 days as of March 31, 1996 and September 30, 1995, respectively. The reduction in days' sales outstanding was a result of increased focus on collection activities and the adoption of financial incentives offered to sales and support personnel for prompt collection of accounts receivable.

As of March 31, 1996, the Company had approximately $1.8 million in cash, principally restricted cash and $1.9 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $34 million line with IBM Credit Corporation ("IBM Credit"). As of March 31, 1996, such lines of credit provided for maximum aggregate borrowings of approximately $38.6 million, of which $34.9 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at up to prime plus 2.50%. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets and are guaranteed by Bob and Naureen Din. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends. At September 30, 1995 and March 31, 1996, the Company was not in compliance with a number of covenants under the Company's line of credit agreement with IBM Credit. As a condition to granting the Company a waiver with respect to the Company's noncompliance with such covenants, IBM Credit, among other actions, increased the interest rate on outstanding balances under the line to prime plus 2.75% from prime plus 2.5%. IBM Credit also indicated that it may impose more stringent financial covenants on the Company upon the completion of the public offering. Currently the Company is in negotiation with IBM Credit to lower the prime plus 2.75% interest rate charged under the line and increase the total line available.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See disclosure in Form S-1 for the year ended September 30, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

    Exhibit
    Number                           Description
    ------                           -----------
    27           Financial Data Schedule for the quarter ending March 31, 1996

    b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        En Pointe Technologies, Inc.
                        ----------------------------
                        (REGISTRANT)


Date:  June 12, 1996               By:    /s/ Robert A. Mercer
                                  -----------------------------------------
                                  Robert A. Mercer, Chief Financial Officer