Form 10-Q
period 1996-06-30
EN POINTE TECHNOLOGIES INC
filed 1996-08-13
CIK 1010305

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 0-28052


                           EN POINTE TECHNOLOGIES, INC
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                             I.R.S. Employer I. D.
incorporation or organization:  Delaware                   Number:  75-2467002

5245 Pacific Concourse Drive, Suite 200
Los Angeles, California                                            90045
(Address of principal executive offices)                        (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES    X    NO ___



As of August 9, 1996 5,607,500 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

EN POINTE TECHNOLOGIES, INC.





PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Balance Sheets - June 30, 1996 and September 30, 1995

          Condensed Statements of Operations - Three and nine months ended June 30, 1996 and 1995

          Condensed Statements of Cash Flows - Nine months ended June 30, 1996 and 1995

          Notes to Condensed Financial Statements - June 30, 1996

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings

Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

EN POINTE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS




                                                                        June 30,                    September 30,
                                                                          1996                          1995
                                                                   ------------------            ------------------
                                                                       (Unaudited)
                                                         ASSETS:
Current assets:
     Cash                                                          $          734,830            $          290,181
     Restricted cash                                                        1,761,000                     1,116,000
     Accounts and other receivables, net of allowances
     for returns and doubtful accounts of $961,613 and
     $511,613, respectively                                                47,534,819                    31,928,669
     Inventories                                                            2,490,300                     1,631,709
     Deferred tax asset                                                       239,945                       239,945
     Prepaid expenses and other current assets                                507,216                       306,869
                                                                   ------------------            ------------------
        Total current assets                                               53,268,110                    35,513,373

Property and equipment, net of accumulated
     depreciation                                                           2,291,931                     1,278,895

                                                                   ------------------            ------------------
        Total assets                                               $       55,560,041            $       36,792,268
                                                                   ------------------            ------------------
                                                                   ------------------            ------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Notes payable - stockholder                                   $               --            $          150,000
     Current portion of notes payable                                              --                     1,579,471
     Borrowings under lines of credit                                      29,722,394                    27,472,952
     Accounts payable                                                       2,309,690                     1,097,173
     Accrued liabilities                                                    2,213,316                     2,314,870
     Other current liabilities                                              1,536,232                       612,988
                                                                   ------------------            ------------------
        Total current liabilities                                          35,781,632                    33,227,454

     Notes payable - allied distributors                                           --                     1,733,186
     Litigation settlement                                                    373,304                            --
                                                                   ------------------            ------------------
        Total liabilities                                                  36,154,936                    34,960,640

Stockholders' equity:
     Common stock                                                               5,600                         3,350
     Additional paid-in capital                                            16,686,503                       958,770
     Retained earnings                                                      2,713,002                       869,508

                                                                   ------------------            ------------------
     Total stockholders' equity:                                           19,405,105                     1,831,628

                                                                   ------------------            ------------------
     Total liabilities and stockholders' equity                    $       55,560,041            $       36,792,268
                                                                   ------------------            ------------------
                                                                   ------------------            ------------------



                  See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)




                                                           Three months ended                       Nine months ended
                                                                June 30,                                June 30,
                                                   ----------------------------------      ----------------------------------
                                                        1996                1995                1996                1995
                                                   --------------      --------------      --------------      --------------
     Net sales                                     $   88,937,516      $   56,851,999      $  245,846,428      $  142,432,318
     Cost of sales                                     81,465,113          52,426,793         225,674,019         130,956,687
                                                   --------------      --------------      --------------      --------------
        Gross profit                                    7,472,403           4,425,206          20,172,409          11,475,631

     Selling and marketing expenses                     4,032,411           2,415,919          10,636,518           6,571,151
     General and administrative expenses                1,729,527             992,356           3,733,703           2,682,730
     Litigation defense and settlement, net               576,548              42,724           1,168,755             199,544
                                                   --------------      --------------      --------------      --------------
        Operating income                                1,133,917             974,207           4,633,433           2,022,206

     Interest expense                                     349,923             461,086           1,490,977           1,300,450
     Other income, net                                    (32,913)            (19,527)            (81,951)            (45,713)
                                                   --------------      --------------      --------------      --------------
        Income before income taxes                        816,907             532,648           3,224,407             767,469

     Provision for income taxes                           357,960             218,515           1,380,914             314,848
                                                   --------------      --------------      --------------      --------------
        Net income                                    $   458,947         $   314,133       $   1,843,493         $   452,621
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------
           Net income per share, primary
                  and fully diluted                      $   0.10            $   0.09            $   0.48            $   0.13
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------


        Weighted average shares outstanding             4,755,668           3,391,493           3,821,850           3,391,493
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------




                   See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                        Nine months ended
                                                            June 30,
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
     Net cash used by operating activities     $   (12,671,541) $   (11,373,433)


     Cash used by investing activities:

     EPIC system software development                 (396,174)        (141,665)
     Purchase of property and equipment             (1,004,404)        (395,230)
                                                  ------------      ------------
        Net cash used by investing activities       (1,400,578)        (536,896)


     Cash provided by financing activities:

     Book overdraft                                         --         (126,761)
     Net borrowings under lines of credit            2,249,442       11,528,328
     Stockholder loans                                      --          537,923
     Payment on notes payable to stockholders         (150,000)              --
     Payment on notes payable                       (3,312,657)              --
     Proceeds from public offering                  15,729,983               --
                                                  ------------      ------------
        Net cash provided by financing activities   14,516,768       11,939,490


     Increase (decrease) in cash                 $     444,649     $     29,161
                                                  ------------      ------------
                                                  ------------      ------------
     Supplemental disclosures of cash flow
     information:
     Interest paid                               $   1,527,788     $  1,287,224
                                                  ------------      ------------
                                                  ------------      ------------
     Income taxes paid                           $   2,310,380     $     59,311
                                                  ------------      ------------
                                                  ------------      ------------



















                  See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1 - Basis of Presentation and General Information

The accompanying unaudited financial statements of En Pointe Technologies, Inc. (the "Company" or "En Pointe") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Initial Public Offering Prospectus, dated May 8, 1996.

Note 2 - Sale of Equity Securities

On May 8, 1996 the Company successfully completed its Initial Public Offering
(IPO) of 2,250,000 shares. Proceeds from the IPO were used principally to pay off notes payable to allied distributors and to reduce the balance outstanding under the IBM Credit Corporation line of credit.

Note 3 - Stock Options

The Company has a qualified (Incentive Stock Option Plan) and non-qualified stock option plan which provides that options for a maximum of 360,000 shares of common stock may be granted to directors, officers, and key employees over a period not to exceed ten years. The qualified stock options are exercisable at fair market value at the date of grant and the non-qualified stock options are exercisable at 80% of the fair market value at the date of grant.

                                                                         Stock Options
                                                         -----------------------------------------------

                                                                                                 Total                Price
                                                                             Non               Exercise               Range
                                                           Incentive      Incentive              Value              Per Share
                                                         -------------  -------------       -------------          -----------
Granted, May 13, 1996                                          104,000        170,000          $1,920,000          $8.00-$6.40
Exercised                                                           --             --                  --
Canceled                                                        (7,000)            --             (56,000)            $8.00
                                                          -------------  ------------       -------------
Outstanding at June 30, 1996                                    97,000        170,000          $1,864,000          $8.00-$6.40
                                                         -------------  -------------       -------------
                                                         -------------  -------------       -------------

Note 4 - Employee Stock Plan

The Company also has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 250,000 shares of the Company's common stock. The Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. Assuming the initial public offering price of $8, when the Plan commenced, to be lower than the price at the end of the offering period, the Company estimates that approximately 84,000 shares of stock will be purchased on October 31, 1996 at $6.80 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                        Three Months Ended             Nine Months Ended
                                                              June 30                       June 30
                                                  -------------------------------------------------------
                                                     1996           1995           1996           1995
                                                  ----------     ----------     ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . .     100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales. . . . . . . . . . . . . . . . . . .      91.6           92.2           91.8           91.9
                                                  ----------     ----------     ----------     ----------
     Gross profit. . . . . . . . . . . . . . . . .       8.4            7.8            8.2            8.1
Selling and marketing expenses . . . . . . . . . .       4.6            4.3            4.3            4.7
General and administrative expenses. . . . . . . .       1.9            1.7            1.5            1.9
Litigation defense . . . . . . . . . . . . . . . .       0.6            0.1            0.5            0.1
                                                  ----------     ----------     ----------     ----------
     Operating income. . . . . . . . . . . . . . .       1.3            1.7            1.9            1.4
Interest expense . . . . . . . . . . . . . . . . .       0.4            0.8            0.6            0.9
Other income, net. . . . . . . . . . . . . . . . .       0.0            0.0            0.0            0.0
                                                  ----------     ----------     ----------     ----------
     Income before income taxes. . . . . . . . . .       0.9            0.9            1.3            0.5
Provision for income taxes . . . . . . . . . . . .       0.4            0.5            0.7            0.3
                                                  ----------     ----------     ----------     ----------
     Net income. . . . . . . . . . . . . . . . . .       0.5 %          0.4 %          0.6 %          0.2 %
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


COMPARISON OF THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

All comparisons within the following discussion are related to the same period of the previous year.

Net sales.   Revenues for the quarter and nine months ended June 30, 1996 were
$88.9 and $245.8 million, an increase of $32.1 million (56.4%) and $103.4 million (72.6%) respectively over prior periods. Of the $32.1 million increase for the quarter, $11.8 million was attributable to sales related to the IBM contract, $8.2 was attributable to sales from the Texas branch office, with the remaining $12.1 million due to an overall increase in sales to new and existing customers.

Gross profit.   Gross profit as a percentage of sales increased from 7.8% to
8.4% for the three-month period and increased from 8.1% to 8.2% for the nine month period. The quarterly increase was attributable to improved purchasing terms.

Selling and marketing expenses. Selling and marketing expenses for the quarter ended June 30, 1996 were $4.0 million, an increase of $1.7 million, or 66.9%, compared to the $2.4 million for the prior year's quarter, primarily as a result of increased variable sales costs as a result of increased sales volume. As a percentage of sales, selling and marketing expenses increased only marginally from 4.2% to 4.5% for the quarter ended June 30, 1996 due to fixed costs being spread over a higher volume of sales.

General and administrative expenses. General and administrative expenses for the quarter ended June 30, 1996 were $1.7 million, an increase of $0.7 million, or 74.3%, compared to $1.0 million for the quarter ended June 30, 1995, primarily as a result of increased staff and other administrative functions necessary to support the increase in sales volume. The marginal increase in general and administrative expenses as a percentage of sales was due to fixed costs being spread over a higher volume of sales.

Litigation defense and settlement, net. Legal defense and net settlement related to the Lam litigation was $0.6 million for the quarter ended June 30, 1996, an increase of $0.5 million, or 1,249.5%, compared to the $0.1 million for the quarter ended June 30, 1995, due to the increase in legal activity leading to the settlement of the case in April 1996. Netted in the $0.6 million amount is a $0.7 million advance deposit from an insurance claim that is in litigation. See Part II, legal proceedings section for a full description of the matter.

Interest expense. Interest expense for the quarter ended June 30, 1996 was $0.3 million, a decrease of $0.2 million, or 24.1%, compared to $0.5 million for the quarter ended June 30, 1995. The decrease in interest expense was primarily due to the payoff of debt and credit lines from the proceeds of the public offering.

Net income. Net income for the quarter ended June 30, 1996 was $0.5 million, an increase of $0.2 million, or 46.1%, compared to $0.3 million for the quarter ended June 30, 1995. Net income increased primarily as a result of the increase in sales and a decline in operating expenses as a percentage of sales due to the fixed expenses being spread over a higher volume of sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $12.7 million during the nine months ended June 30, 1996. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales. Restricted cash, representing amounts on deposit with financial institutions pursuant to certain credit arrangements, increased $.6 million for the nine months ended June 30, 1996, due to lender requirements corresponding to increases in the amount of credit made available to the Company. Accounts and other receivables increased $15.6 million and inventories increased $.9 million as of June 30, 1996. Increases in accounts and other receivables and inventories were the result of sales growth.

Investing activities used cash totaling $1.4 million during the nine months ended June 30, 1996. The investing activities primarily related to the acquisition of additional furniture and equipment ($1.0 million) and the completion of the quote module portion of the EPIC software system ($.4 million). The quote module was completed on June 1, 1996 at a cost of $0.6 million and will be amortized over three years.

Financing activities provided net cash totaling $14.5 million during the nine months ended June 30, 1996. The primary source of cash was from the public offering ($15.7 million) and secondarily from net borrowings under lines of credit ($2.2 million, net of $11.4 million payment after completion of the public offering) which have been used primarily to finance accounts receivable. Outstanding notes payable to allied distributors were paid in full ($3.3 million) from proceeds from the public offering. The Company's accounts receivable balance at June 30, 1996 and September 30, 1995 was $47.5 and $31.9 million. The number of days' sales outstanding in accounts receivable was 53 and 56 days as of June 30, 1996 and September 30, 1995, respectively. The reduction in days' sales outstanding was a result of increased focus on collection activities and the adoption of financial incentives offered to sales and support personnel for prompt collection of accounts receivable.

As of June 30, 1996, the Company had approximately $0.7 million in cash, $1.8 million in restricted cash, and $17.5 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $40 million line with IBM Credit Corporation ("IBM Credit"). As of June 30, 1996, such lines of credit provided for maximum aggregate borrowings of approximately $48 million, of which $29.7 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time.

Outstanding borrowings on the lines of credit bear interest at prime plus 1%. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company has agreed to pay the former employee installment payments of cash and stock which have the equivalent present value of $1.1 million. Legal fees incurred in connection with the Settlement Agreement and related litigation were expensed as incurred by the Company.

     The Company has filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. Although the Company has prevailed in a summary judgment motion against its insurance carrier, in which the court held that such insurance carrier had a duty to defend the Company in connection with the aforementioned litigation and that the insurance carrier breached such duty, there can be no assurance that the Company will prevail in its action to recover such fees. However, the insurance carrier has made an advance payment of $750,000 (with reservation of appeal rights) to apply toward recovery of undisputed legal costs incurred in connection with the foregoing litigation. The Company believes based on the advice of its counsel that the probability of this advance payment being refunded is remote.

     While the Company, and its counsel, believe it will prevail in its action against its insurance carrier, in the event the Company is unable to recover a significant portion of its defense costs from its insurance carrier, the payment of the aforementioned settlement costs and expenses, without the recovery offset, would have a material adverse effect on the Company's results from operations.

     The Company and the Company's senior management is, and may in the future be, involved in other suits and actions incidental to the Company's business. The Company does not believe that the resolution of any of the current suits or actions will result in any material adverse effect on the financial condition or operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit
          Number                             Description
          -------                            -----------
            11      Computation of Earnings Per Common Share

            27      Financial Data Schedule for the quarter ended June 30, 1996

     b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         En Pointe Technologies, Inc.
                         ----------------------------
                         (REGISTRANT)



Date: August 9, 1996               By:           /s/ Robert A. Mercer
                                       -----------------------------------------
                                       Robert A. Mercer, Chief Financial Officer