Form 10-K
period 1996-09-30
EN POINTE TECHNOLOGIES INC
filed 1996-12-27
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

    /X/  ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1996

                                         OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________

                            ------------------------

                        COMMISSION FILE NUMBER 000-28052

                          EN POINTE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                 75-2467002
 (State or other jurisdiction    (I.R.S. Employer
              of                  I. D. Number)
incorporation or organization)

 100 N. SEPULVEDA BLVD., 19TH
            FLOOR,                    90245
    EL SEGUNDO, CALIFORNIA
    (Address of principal           (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (310) 725-5200
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:      YES X     NO _

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 13, 1996 was $27,195,280 (2,653,198 shares at a closing price of $10.25).

    As of December 13, 1996, 5,665,698 shares of Common Stock of the Registrant were issued and outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED IN CONNECTION WITH THE SOLICITATION OF PROXIES FOR THE ANNUAL MEETING OF
           STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. [   ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EN POINTE TECHNOLOGIES, INC.

                                   FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.            Business................................................................................           1
Item 2             Properties..............................................................................          12
Item 3             Legal Proceedings.......................................................................          12
Item 4             Submission of Matters to a Vote of Security Holders.....................................          13

PART II

Item 5             Market for the Registrant's Common Stock and Related Stockholder Matters................          13
Item 6             Selected Financial Data.................................................................          13
Item 7             Management's Discussion and Analysis of Financial Condition and Results of Operations...          14
Item 8             Financial Statements and Supplementary Data.............................................          18
Item 9             Disagreements on Accounting and Financial Disclosures...................................          32

PART III

Item 10            Directors and Executive Officers of the Registrant......................................          32
Item 11            Executive Compensation..................................................................          32
Item 12            Security Ownership of Certain Beneficial Owners and Management..........................          32
Item 13            Certain Relationships and Transactions..................................................          32

PART IV

Item 14            Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................          32

SIGNATURES
                   Chief Executive Officer, Chief Financial Officer, and Directors.........................          35

                                     PART I

    This Report, including documents incorporated into this Report by reference, contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to resell Computer Products; the Company may be unable to retain existing key sales and management personnel; there may be other material adverse changes in the Computer Products industry or in the Company's operations or business, and any or all of these factors may affect the Company's ability to continue its current rate of sales growth or may result in lower sales volume than currently experienced. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the lack of prior experience of the Company in the provision of value-added services, (ii) the lack of prior experience of the Company in the sales of midrange systems and related services, (iii) continued downward pricing pressures in the Computer Products market, (iv) continued dependence by the Company on certain Allied Distributors, (v) a significant portion of the Company's sales continuing to be to certain large customers, and (vi) the decision by the Company to expand its sales force into various new geographic territories. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position, results of operations, and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Report.

ITEM 1. BUSINESS

    En Pointe Technologies, Inc. ("En Pointe" or the "Company") is a provider of computers and computer-related products and services. By utilizing its specialized information systems, which include its "EPIC" (En Pointe Information Connection) system (the "EPIC System"), the Company is able to establish on-line communications links with its sales representatives, certain distributors of computers and computer-related products, including hardware, software, peripherals, communications and other equipment ("Computer Products") and certain of the Company's customers, which enables the Company to serve as an electronic clearinghouse of Computer Products without many of the risks and costs associated with maintaining inventory. The Company also has begun to expand the range of fee-based services which it provides to its customers. The Company has increased its sales, solely through internal growth, from $19 million in fiscal year 1993, the year the Company commenced operations, to $110 million in fiscal year 1994, to $201 million in fiscal year 1995 and to $345 million in the current fiscal year.

    In addition to offering Computer Products, the Company offers certain value-added services, such as specifying, researching and recommending technology and coordinating and optimizing product distribution. En Pointe's sales personnel help their customers manage the entire life-cycle of the technology acquisition process (which includes assembly, design, integration, software installation, asset management (which tracks computer equipment) and systems servicing). In addition, the Company has begun offering value-added services to include more sophisticated services, such as network design, maintenance, engineering and software programming. The Company also has begun selling midrange systems as well as related software design and consulting services.

    The Company is constructing a site on the World Wide Web with the aim of facilitating future sales growth by increasing the Company's exposure to the small business and home user markets, as well as other potential customers interested in conducting on-line electronic commerce over the Internet.

THE EN POINTE BUSINESS MODEL

    The Company provides its customers with an integrated approach to the acquisition of computer technology, encompassing the provision of advice regarding the selection, implementation and support of computers and the supply of Computer Products, as well as a selection of value-added services designed to help manage the customer's product investment throughout the entire life-cycle of the computer technology acquisition process. An important part of the Company's business is its ability to serve as a computerized clearinghouse of Computer Products stocked and sold by a number of large Computer Products distributors through its specialized information systems, including the EPIC System. These information systems provide product pricing and availability information, downloaded on a daily basis, from several Computer Products distributors (the "Allied Distributors"). Information concerning approximately $2 billion of inventory at 22 locations nationwide is usually available at any given time. The Company's sales representatives and customers are able to access prices for a variety of Computer Products. In addition to pricing information, users of the Company's information systems can access information on product availability (by both type and warehouse location), available delivery times for products to be purchased and the delivery status of products already ordered. For example, if immediate availability is of greatest importance to a customer, then the Company's information systems can indicate the availability of products from several Allied Distributors at different warehouse locations across the country, and the order can be placed at the Allied Distributor location which will enable the customer to receive the products in the shortest time period possible.

    Because the Company does not stock significant amounts of inventory, but instead uses the drop-shipping facilities of distributors to supply its customers directly, the Company avoids many of the costs and risks associated with maintaining inventory. Most distributors of Computer Products provide discounts to resellers, such as the Company, which make volume purchases. The reseller can then pass along all or a portion of these discounts to its customer. As the Company's sales have grown, it has been able to take advantage of these discounts. In addition, many manufacturers also make discounts available from time to time to customers who place large-volume orders. The Company seeks to participate in these discounts either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, which in turn will pass a portion along to resellers, especially those resellers which are responsible for a large portion of purchases of a manufacturer's products. Although the Company's reliance on the inventory of its Allied Distributors results in it paying higher prices and receiving lower gross margins for the Computer Products it resells, the Company believes that the costs of such reliance are outweighed by the reduced inventory risks and costs associated with such strategy.

    The Company's customers benefit from the Company's ability to split large orders among two or more Allied Distributors, thereby allowing orders to be filled more conveniently than from a single distributor. As computers and certain computer-related products become increasingly standardized and price and availability become more important factors in customer purchasing decisions, the Company believes its approach will allow its customers to realize increased benefits from the Company's access to pricing and availability information among Allied Distributors. The Company is also able to obtain additional discounts from Allied Distributors by utilizing pricing information to negotiate with Allied Distributors to match the best current price available for certain products, a portion of which may, at the Company's discretion, be passed along to customers. However, increased standardization of Computer Products and increased price competition may adversely impact the Company's profit margins. Therefore, a strategy that emphasizes expansion into computer-related services is critical to future improvements in the Company's profit margins.

EN POINTE PRODUCTS AND SERVICES

    The Company currently makes available to its customers an extensive selection of Computer Products at what it believes to be a competitive combination of price and service. The Company offers over 30,000 Computer Products from over 700 manufacturers, including IBM, Compaq, Hewlett Packard, Apple, Digital Equipment Corp., 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp., NEC, Tektronics, and Novell, Inc. ("Novell"). Products include midrange systems, desktop and laptop computers, monitors, servers, memory, peripherals, and operating systems and application software. Due to the Company's purchasing power with the Allied Distributors, the Company receives volume discounts from its major suppliers.

DISTRIBUTION

    Many resellers of Computer Products have assumed certain of the functions of distributors, including stocking inventory, developing and maintaining inventory control systems and establishing distribution systems. By doing so, these resellers have incurred capital costs associated with the warehousing of products, including the costs of leasing warehouse space, the costs of computer inventory and tracking systems, as well as the costs associated with the need to employ personnel for stocking and shipping duties. Furthermore, resellers which stock inventory incur obsolescence costs. The Company believes these obsolescence costs are significant due to the frequent product innovation and associated product obsolescence that characterizes the Computer Products market. The Company believes that these overhead and "touch" costs require many resellers to incur expenses which the Company believes more than offset the advantages of the lower purchase prices that may be available to such resellers.

    Except for its configuration center at Memphis, which is maintained to assure high customer satisfaction, the Company's business model allows it to eliminate many of these overhead and "touch" costs and risks. The Company has sought to take advantage of the operational strengths of its Allied Distributors, which include Ingram Micro, InaCom, MicroAge, Inc., Merisel Fab, and Intelligent Electronics. These Allied Distributors have developed extensive warehousing, purchasing and distribution functions, on which the Company has relied, rather than assuming those roles for itself. As a result, En Pointe is able to reduce inventory and capital costs associated with these "backroom" functions and accept lower margins than many of its competitors and still remain profitable. In addition, by choosing to rely on the "backroom" strengths of its Allied Distributors, the Company is also able to concentrate on what it believes to be its core strengths; namely:

    - SPECIFYING, RESEARCHING AND RECOMMENDING TECHNOLOGY. En Pointe's sales representatives can use its information systems, including the EPIC System, to assist its customers in selecting the most appropriate technology to meet their needs, as well as to determine the best combination of pricing and availability of a wide variety of Computer Products.

    - COORDINATING AND OPTIMIZING PRODUCT DISTRIBUTION. Because En Pointe's sales representatives have the ability to access the current inventory and availability records of several large distributors which collectively own approximately 3.2 million square feet of warehouse space and stock approximately $2 billion of product, these representatives are able to determine which distributor is in the best position to supply the customer. Furthermore, if any one distributor is unable to supply all of a customer's needs, En Pointe is generally able to fill a customer's order using several Allied Distributors. In order for En Pointe to facilitate the distribution of Computer Products to its customers, En Pointe uses various carriers (including FedEx and United Parcel Service ("UPS")) tracking software and tracking numbers supplied by Allied Distributors to track customer shipments.

    En Pointe has been able to successfully implement its strategy due in large part to the close relationships which it has developed with the Allied Distributors. The Company has been able to maintain these relationships due to several factors, the most important of which is the increasing volume of business that the Company generates. The volume of business which the Company generates enables the Company to negotiate with its Allied Distributors to receive discounts on certain products, which the Company may, at its discretion, pass along to its customers.

    En Pointe believes the future success of its Computer Product sales business will be dependent on its ability to bridge the gap between major customers and major distributors, while retaining sufficient margins to operate profitably. While En Pointe believes that its sales volume and customer base give it an advantage over new entrants into the reseller market, other companies could duplicate the En Pointe business model, especially if the Company is unable to generate increases in sales to increase its ability to bargain for volume discounts.

SPECIALIZED INFORMATION SYSTEMS; EPIC SYSTEM

    The Company's specialized information systems provide users (including customers, suppliers and En Pointe sales representatives) access to the inventory and pricing information of a number of major Computer Products distributors. The Company's information systems can be installed, if desired, directly at a customer's designated facility. These information systems enable the Company's customers to look up product pricing and availability information by manufacturer part number, product description, or by En Pointe's "intelligent part number," and provide detailed product descriptions for most major computer manufacturer product lines. En Pointe usually will negotiate agreements with those customers which have the Company's information systems installed on-site to provide those customers with a "cost plus" pricing arrangement, pursuant to which the customer pays the price indicated on the information systems plus an additional percentage to En Pointe. Customers can also, if they choose, enter orders on-line, check on the status of their orders, look up old orders and serial numbers by purchase order numbers, check on back-ordered products as well as verify FedEx and UPS tracking and shipping numbers.

    The Company's EPIC System is designed to allow the Company to make modifications as necessary in order to respond to changes in the reseller marketplace as well as changes in the Company's business. The EPIC System can also be customized to integrate with the customer's existing system. The EPIC System has the capacity to store comments regarding each customer who has placed an order through the Company, which allows it to anticipate and respond to individual customer needs and requirements. En Pointe customers can also provide feedback to the Company through the EPIC System regarding each purchase made, which allows the Company to self-monitor its performance and make adjustments as necessary.

    The Company has successfully completed its first phase of EPIC Suite Development, i.e. "Sales Management Module", and is in the process of completing the EPIC back office modules (the "Order Management Module"). The target date for completion of the back office module is the end of calendar 1997.

VALUE-ADDED SERVICES

    The Company believes it can provide value to its customers not only by allowing them to choose products from a variety of manufacturers and distributors, but also by offering individualized, value-added services. En Pointe believes that maintaining a direct contact and a technical support link with its customers is an important competitive factor that promotes customer satisfaction and is necessary in order to attract and retain customers. In addition, certain manufacturers require their remarketers (which include resellers such as En Pointe) to provide technical support as an ongoing condition to authorizing the remarketers to sell their products.

    En Pointe's network integration services include local and wide area network design and installation, telecommunications consulting and data cabling services. To support these services, En Pointe personnel participate in software solution provider certification and authorization programs. En Pointe currently has attained the following certifications and designations: Novell Authorized, Microsoft Senior Partner, Microsoft Windows NT Certified, 3Com NETBuilder II and LinkBuilder III GH Authorized, DEC Alpha, IBM RS 6000/AIS and HP 9000.

CUSTOMERS

    The Company's clearinghouse approach, together with its development of strategic alliances with Allied Distributors, has allowed the Company to capture the business of a number of large corporate and government accounts. Once the Company has been approved as a supplier to a customer, the Company seeks to capture a significant portion of a customer's order placements, which are typically spread over a number of resellers. In 1995, the Company was awarded a three-year non-exclusive national contract with

IBM (with two one-year extensions at IBM's option) to supply Computer Products to IBM wholly-owned subsidiaries as well as to certain internal IBM operating divisions and certain customers of IBM. In 1996 the Company was awarded contracts with Northrop Grumman Corp. and the State of California through its California Multiple Award Schedule ("CMAS"). In the future, the Company believes that maintaining high customer satisfaction will enable the Company to more effectively expand the range of services provided to its customers to include sales of midrange systems, software consulting and software development work.

    The Company encourages customers to enter into long-term contracts, typically of at least one to two years' duration. However, these contracts are usually terminable upon 30 days' notice by either party. Purchases under these contracts are made pursuant to individual purchase orders. The Company's policy is to attract major customers by offering these customers "cost-plus" pricing, whereby the Company prices Computer Products at the Company's cost plus a certain additional percentage negotiated with the customer. While margins under "cost-plus" pricing may be low, the Company believes that such pricing policy enables the Company to increase its sales volume and solidifies the client relationship.

    The entities listed below are illustrative of the wide range of customers which have purchased Computer Products from the Company. There can be no assurance that any of these listed entities will continue to utilize the Company's services in the future:

Bay Networks, Inc.           Mercury Insurance            State of Texas
Electronic Data Systems      Southwestern Bell Mobile     State of Washington
Hillhaven Corporation        State of Oregon              Time Warner
IBM                          Northrop Grumman Corp.       State of California (CMAS)

    En Pointe believes that a necessary element of its future success will be the retention of its customer base. Therefore, the Company is dedicated to providing high levels of customer support and satisfaction. The Company attempts to ensure that its sales employees are committed to ensuring the highest level of customer satisfaction by providing them with financial incentives directly tied to customer satisfaction levels. The Company believes that this approach encourages its sales employees who interact with the Company's customers to take innovative approaches towards ensuring that customers' needs are met.

SUPPLY AND DISTRIBUTION

    Most of the Company's Computer Product orders are currently filled by five Allied Distributors: Ingram Micro, InaCom, Micro Age, Merisel Fab, and Intelligent Electronics. The Company has entered into contracts with each of these distributors for terms of one year, with annual one-year automatic renewals. The Company has attempted to cultivate and develop close relationships with its Allied Distributors in order to better implement its clearinghouse approach, in which distributor cooperation is crucial to success.

    One key feature of the Company's clearinghouse approach is the ability of the Company to reliably deliver products purchased through the Company in a timely fashion. The Company's information systems, which also serve as the Company's ordering systems, allow the Company to place orders on a same-day basis. Orders placed prior to 4:00 p.m. Pacific Time usually ship the same day. After an order is entered, it is reviewed and approved at the Company's El Segundo headquarters, and sent out electronically to the distributor. Once the order is shipped by a distributor, shipping information is downloaded by the Company (usually done the day after the order is placed) into its information systems. The Company will then use that information to produce an invoice, which is sent to the customer. The standard delivery time is two days. If a customer places an order which cannot be filled solely by a single distributor, then the Company will split the order among one or more distributors.

    If the customer requests integration or configuration services, then the Company will integrate the order either at its Memphis, Tennessee integration facility (chosen due to its proximity to the FedEx hub facility located in Memphis), or at one of four integration and configuration locations nationwide operated by certain of the Allied Distributors. Integration needs can range from building servers to desktop upgrades and from installing office productivity software to sophisticated network management configurations.

COMPETITION

    The segment of the computer industry in which the Company operates is highly competitive. Pricing is very aggressive and the Company expects pricing pressures to continue. The Company competes with a large number and wide variety of resellers of Computer Products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, national direct marketers (including value-added resellers and specialty retailers, distributors, franchisers, manufacturers and national computer retailers which have commenced their own direct marketing operations to end-users). Many of these companies compete principally on the basis of price and may have lower costs than the Company. Many of the Company's competitors are larger, have substantially greater resources and offer a broader range of services than does the Company. The Company competes with, among others, CompuCom Systems, Inc., CDW Computer Centers, Inc., Vanstar Corp., Entex and Elcom International, Inc. in the personal computer products distribution market. The Company expects to compete with Vanstar, CompuCom and Entex in the systems integration and network services market.

    Competitive factors include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting, and the Company expects that pricing pressures will continue to increase in the foreseeable future. In addition, the Computer Products industry is characterized by rapid changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results would be adversely affected.

INTELLECTUAL PROPERTY

    The Company's success to date is and will be dependent in part on its ability to protect its proprietary technology, especially its rights in the EPIC System. The Company relies primarily upon trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. While the Company has a copyright on its EPIC System, it does not have any patents on any of its proprietary technology which the Company believes to be material to its future success, and the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

    The Company has recently settled litigation with respect to intellectual property rights associated with one of its computerized information systems with a former employee of the Company. See "Legal Proceedings." There can be no assurance that the Company will not become the subject of additional claims of infringement involving this computerized information system, or any other system, including the Company's EPIC System. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

EMPLOYEES

    As of September 30, 1996, the Company employed approximately 330 individuals, including 140 sales representatives and marketing agents, 48 in customer support and 112 in administration, finance and MIS (and an additional 30 in Pakistan responsible for programming services). The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business plans. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

RECENT DEVELOPMENTS

    On May 8, 1996 the Company completed its initial public offering of 2,250,000 shares at $8.00 per share, realizing $15,544,943 in net proceeds. Proceeds from the offering were used to retire all of the long term debt and to reduce the balance outstanding on the line of credit. Because of the Company's improved financial condition, the borrowing rate on its line of credit has been reduced from 2.75% over prime to 1% over prime.

    In May 1996, the Company opened its Salt Lake City branch sales office and two months later opened a Chicago sales office. In September 1996, the Company moved its head office from Los Angeles to El Segundo, acquiring 24,000 square feet of office space under a five year rental agreement.

    In July 1996, a contract from Northrop Grumman Corporation to supply computer equipment, software and peripherals was received by the Company, which is renewable annually for three years.

    Software development, upgrades, and maintenance of the EPIC system continued with a portion being done by employees in Pakistan and El Segundo, as well as by outside contractors. Also under development was construction of the Company's home page on the World Wide Webb (WWW), as well as software allowing on-line order placement using EPIC on the WWW. In October 1996, the Company's home page became operational.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

    DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS.

    A key element of the Company's past success and future business strategy involves the establishment of alliances with certain Allied Distributors. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the risks and costs of maintaining large amounts of inventory. Purchases from key Allied Distributors account for the majority of the Company's aggregate purchases for fiscal 1996. The Company directly competes with certain Allied Distributors for many of the same accounts and therefore there can be no assurance that any such Allied Distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Certain Allied Distributors provide the Company with substantial incentives in the form of rebates passed through from the manufacturer, discounts, credits and cooperative advertising. There can be no assurance that the Company will continue to receive such incentives in the future.

    Substantially all of the Company's contracts with its Allied Distributors are terminable upon 30 days' notice or less and several contain minimum volume requirements as a condition to providing discounts to the Company. Termination or interruption of the Company's relationships with any of the Company's significant Allied Distributors, modification of the terms or discontinuance of agreements the Company has with these Allied Distributors or failure of the Company to meet minimum volume requirements could materially adversely affect the Company's financial position, operating results, and cash flows. Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the Allied Distributors, which in turn may limit the number of units available to the Company. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from the manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the manufacturers. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers. Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    Recent changes in the computer industry, especially pressure on gross profit margins, has adversely affected a number of Computer Products distributors, including certain Allied Distributors. There can be no assurance that the continuing evolution of the computer industry will not adversely affect such distributors. Because the Company's overall business strategy depends on the Company's relationships with Allied Distributors, the Company would be materially adversely affected in the event that distributors in general and Allied Distributors in particular continue to suffer adverse consequences due to ongoing changes in the computer industry.

    DEPENDENCE ON AVAILABILITY OF CREDIT.

    The Company's business is capital intensive in that the Company is required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, the Company relies primarily on lines of credit that are collateralized by accounts receivable. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the computer industry, interest rate fluctuations and the lending policies of the Company's lenders. Many of these factors are beyond the Company's control. Any decrease or material limitation on the amount of capital available to the Company under its credit lines and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will be available to the Company in the future. The inability of the Company to have continuous access to such financing at reasonable costs could severely and adversely impact the Company's financial position, operating results, and cash flows.

    RISK OF LOW MARGIN BUSINESS.

    The Company's past growth in net income has been fueled primarily by sales growth rather than increased profit margins. Given the significant levels of competition that characterize the computer reseller market as well as the lower gross margins generated by the Company as a result of its reliance on the inventory of its Allied Distributors, it is unlikely that the Company will be able to substantially increase profit margins in its core business of reselling Computer Products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to increase its profit margins and sales levels could have a material adverse effect on the Company's stock price and prospects for future growth.

    COMPETITION.

    Many of the Company's competitors compete principally on the basis of price and may have lower costs than the Company. There can be no assurance that the Company will not be subject to increased price competition, which could have a material adverse effect on its results of operations. Many of the Company's current and potential competitors are larger and have substantially greater resources than the Company and the Company believes that a number of its competitors are employing or are contemplating adopting business models similar to that employed by the Company. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase marketing expenditures or take other actions which may have a material adverse effect on the Company's financial position, operating results, and cash flows. There can be no assurance that the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS.

    For the year ended September 30, 1996, sales to International Business Machines Corporation ("IBM") accounted for approximately 27% of the Company's net sales and accounts receivable. The loss of IBM or any other large customer or the failure of any customer to pay its accounts receivable on a timely basis could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY.

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its proprietary technology in general and its newly-developed EPIC System in particular. The Company relies primarily on trade secrecy and confidentiality agreements in order to protect its rights in its proprietary technology. There can be no assurance that proprietary information can be maintained as confidential or be protected from unauthorized use or that the Company will be able to achieve or maintain a meaningful technological advantage. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or unauthorized use by others or in defending itself against similar claims of others. While the Company has a copyright on its EPIC system, it does not have any patents on the proprietary technology which the Company believes is material to the Company's future success, and insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how.

    The Company may experience delays, complications or expenses in installing, integrating and operating the EPIC System, any of which could have an adverse effect on the Company's operations and financial performance. In addition, interruptions or disruptions in EPIC System operations could adversely affect the financial results of the Company. The Company believes that its EPIC System will require modification, improvement or replacement as the Company expands. Such modifications, improvements or replacements may require substantial expenditures to design and implement and may require interruptions in operations during periods of implementation, any of which could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    RISK OF GEOGRAPHIC EXPANSION.

    The Company's growth has been and will continue to be fueled, in part, by revenues generated through expansion into new geographic markets. The Company has already opened branch offices and targeted many of the metropolitan markets that the Company believes offer the most potential for sales growth. Accordingly, to the extent the Company attempts to open additional branch offices, there can be no assurance that the new offices will experience the same success, if any, experienced by the Company's existing branch offices. The failure of the Company to expand or the failure by the Company to generate sufficient sales volumes in new branch offices could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    RISK OF PRODUCT RETURNS.

    As is typical of the computer industry, the Company incurs expenses as a result of the return of products by customers. Such returns may result from defective goods, inadequate performance relative to customer expectations, distributor shipping errors and other causes which are outside the Company's control. Although the Company's distributors and manufacturers have specific return policies that enable the Company to return certain types of goods for credit, to the extent that the Company's customers return products which are not accepted for return by the distributor or manufacturer of such products, the Company will be forced to bear the cost of such returns. The Company has modified its return policies in an attempt to reduce the rate and costs of product returns. There can be no assurance that such modifications will be effective in achieving these goals. Any significant increase in the rate of product returns coupled with the unwillingness by the Company's distributors or manufacturers to accept goods for return could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    MANAGEMENT OF GROWTH.

    Since its inception, the Company has experienced rapid growth in the number of its employees and offices, the amount of administrative overhead and the type of services offered. This growth has and, if continued, will continue to put strains on the Company's management, operational and financial resources. The Company's growth, if any, is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems, to develop the skills of its managers and supervisors and to hire, train, motivate and effectively manage its employees. There can be no assurance that the Company will be successful in managing any expansion, and the failure to do so could materially adversely affect the Company's financial position, operating results, and cash flows.

   INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION.

    The personal computer industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution such as computer superstores, consumer electronics and office supply superstores, national direct marketers and mass merchants. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers to increase efficiency. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of Computer Products require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. The continuation of such trend could make it more difficult for the Company to continue to increase its net sales and earnings growth, if at all. In addition, it is possible that the historically high rate of growth of the personal computer industry may slow at some point in the future. If the growth rate of the personal computer industry were to decrease, the Company's financial position, operating results, and cash flows could be materially adversely affected.

    Furthermore, new methods of distribution and sales of Computer Products, such as on-line shopping services and catalogs published on CD-ROM, may emerge in the future. Hardware and software manufacturers have sold, and may in the future intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate accounts.

    These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    RISK ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    The Company has expanded its operations into Pakistan. There are certain risks inherent in doing business on an international level, such as remote management, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's financial position, operating results, and cash flows.

    RISKS OF CONSULTING SERVICES AND VALUE-ADDED BUSINESS.

    The Company has begun to expand the nature and scope of its computer consulting and value-added services. The Company has had limited experience in providing such consulting and value-added services. There can be no assurance that the consulting and value-added services business will be successfully integrated with the Company's Computer Products reselling business or that the Company will be able to effectively compete in this market. In addition, the Company will be subject to the risks associated with a consulting and value-added services business, including dependence on reputation, volatility of workload and dependence on ability to retain qualified technical personnel. Also, a portion of the Company's consulting and value-added services revenue may be derived from the performance of services pursuant to fixed-price contracts. As a result, cost overruns due to price increases, unanticipated problems, inefficient project management or inaccurate estimation of costs could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    POTENTIAL QUARTERLY FLUCTUATIONS.

    The Company experiences variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the computer industry in general, seasonal shifts in demand for Computer Products and industry announcements of new products or upgrades. The Company's planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, results of operations for the quarter may be materially adversely affected.

ITEM 2. PROPERTIES

    The Company currently has twelve sales branches nationwide including its headquarters facility in El Segundo, California. Configuration services are performed at the Memphis, TN facility. Internet development is done at the Thousand Oaks, CA office. Part of the in house software development is done overseas at the Pakistan facility. The following table identifies the principal leased facilities:

                                                                                APPROXIMATE
                                                                      DATE        SQUARE
        FACILITY                          LOCATION                   OPENED       FOOTAGE       EXPIRATION DATE
------------------------  ----------------------------------------  ---------  -------------  -------------------
Corporate                 100 N. Sepulveda Blvd.                     10/01/96       24,042             05/31/2001
Headquarters              El Segundo, CA

Configuration             4132 New Getwell                           11/01/94        8,000               11/30/99
Facility                  Memphis, TN

Internet                  Thousand Oaks, CA                          09/09/96          598               09/08/97
Facility

Programming               Pakistan                                   07/01/96        4,500               06/30/99
Facility

Palo Alto                 1860 Embarcadero Road, Suite 140           04/01/95        6,566             03/31/2000
Sales Branch              Palo Alto, CA

Dallas                    13601 Preston Road, Suite 1000 East        02/01/94        5,787               04/30/97
Sales Branch              Dallas, TX

Austin                    200 E. Sixth Street, Suite 203             05/01/94        2,500               04/30/97
Sales Branch              Austin, TX

Lake Oswego               5335 S.W. Meadows Road, Suite 325          10/01/96        2,758               09/30/99
Sales Branch              Lake Oswego, OR

Denver                    1873 South Bellaire Drive                  08/01/94        2,989               07/31/99
Sales Branch              Denver, CO

New York                  500 Fifth Avenue, 58th Floor               04/30/96        2,500               07/31/97
Sales Branch              New York, NY

Kirkland                  10627 38th Circle, N.E., Bldg. 32          07/01/96        5,880             06/30/2002
Sales Branch              Kirkland, WA

Chicago                   2015 Spring Road, Suite 125                07/01/96        4,914             11/30/2001
Sales Branch              Oak Brook, IL

Salt Lake City            2436 West 1500 South                       05/01/96        2,214         Month to Month
Sales Branch              Salt Lake City, UT

Sacramento                980 Ninth Street, Suite 2050               07/15/96        2,888         Month to Month
Sales Branch              Sacramento, CA

Irvine                    18001 Cowan, Suite C                       09/20/96        4,939               04/30/98
Sales Branch              Irvine, CA

ITEM 3. LEGAL PROCEEDINGS

    In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company has agreed to pay the former employee installment payments which have the equivalent present value of $1.1 million.

Legal fees incurred in connection with the Settlement Agreement and related litigation were expensed as incurred by the Company.

    The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August the insurance company settled with the Company paying a total of $1,562,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock commenced trading on May 8, 1996 at $8.00 and is traded on the Nasdaq National Market under the symbol ENPT. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                                  HIGH        LOW
                                                                                ---------  ---------
FISCAL YEAR 1996
    Third quarter.............................................................  $  13 1/8  $   8 3/4
    Fourth quarter............................................................     11 1/4      8 1/4

    On December 13, 1996, the closing sale price for the Company's Common Stock was $10.25 per share. As of December 18, 1996, there were 28 holders of record of the Company's Common Stock.

    En Pointe has never declared or paid any dividends to stockholders. Certain of the Company's debt agreements currently prohibit the payment of dividends by the Company. At this time, the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below has been derived from the Company's financial statements and the related notes thereto that have been audited by Coopers & Lybrand L.L.P., independent accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included elsewhere in this report on Form 10-K.

STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

                                                                                                     JANUARY 25,
                                                                                                    1993 (DATE OF
                                                                                                     INCEPTION)
                                                                     YEAR ENDED SEPTEMBER 30,          THROUGH
                                                                ----------------------------------  SEPTEMBER 30,
                                                                   1996        1995        1994         1993
                                                                ----------  ----------  ----------  -------------
Net sales.....................................................  $  345,093  $  200,797  $  109,987    $  19,327
Net income (loss).............................................       3,330         703         187          (21)
Income (loss) per common share................................        0.77        0.21        0.06        (0.01)

BALANCE SHEET DATA
(In thousands)

                                                                                       SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                           1996       1995       1994       1993
                                                                         ---------  ---------  ---------  ---------
Total assets...........................................................  $  64,923  $  36,792  $  24,462  $   9,459
Long-term debt.........................................................        284      1,733      1,940        666
Total stockholders' equity (deficit)...................................     20,875      1,832        189        (11)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW

    Revenues are recognized upon product shipment and satisfaction of significant vendor obligations, if any. Net sales consist of product sales, less discounts. Cost of sales includes current and estimated allowances for losses from returns that will not be accepted by the Company's distributors. In addition, cost of sales includes credits from rebates and incentives passed on from Allied Distributors. The Company's return policy previously placed major emphasis on customer accommodation at the expense of losses arising from product that could not be returned to distributors. As a result of this policy, the Company experienced high losses on product returns for fiscal year 1995 of .25% of sales. During 1995, the Company recognized the need for tighter controls of product returns and centralized the processing of returns. In October 1995, the Company amended its return policy to more closely align its policies with those of its distributors. In addition, a new database that could more closely monitor the returned product authorization was initiated and additional personnel were hired to assist in return processing. As a result of these controls and attention to returns, loss estimates for product returns are not considered significant for the year ended 1996.

    Because the Company does not experience significant differences for tax and financial reporting purposes, the Company's effective tax rate has not varied significantly from the statutory rate in the past, and the Company does not anticipate that its effective tax rate will vary significantly from the statutory rate in the future.

    The Company does not place an order for product purchases from distributors until it has received a customer sales order. Inventory is then drop-shipped by the distributor to either the customer or the Company's configuration center in Memphis, Tennessee. The distributor typically ships its products within one to two days of receipt of a purchase order and, consequently, substantially all of the Company's revenues in any quarter result from orders received in that quarter. Thus, although the Company does not maintain inventory in stock for resale, it records as inventory merchandise being configured and merchandise purchased from distributors, but not yet shipped to customers. As a result, the Company generally reflects one or two day's cost of sales as inventory.

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                      SEPTEMBER 30,
                                                                          -------------------------------------
                                                                             1996         1995         1994
                                                                          -----------  -----------  -----------
Net sales...............................................................      100.0%       100.0%       100.0%
Cost of sales...........................................................       91.6         92.0         91.9
                                                                              -----        -----        -----
  Gross profit..........................................................        8.4          8.0          8.1
Selling and marketing expenses..........................................        4.4          4.6          5.0
General and administrative expenses.....................................        1.7          1.9          2.0
Litigation settlement and defense, net..................................        0.2          0.0          0.0
                                                                              -----        -----        -----
  Operating income......................................................        2.1          1.5          1.1
Interest expense........................................................        0.5          0.9          1.0
Other income, net.......................................................        0.0          0.0         (0.2)
                                                                              -----        -----        -----
  Income before taxes...................................................        1.6          0.6          0.3
Provision for income taxes..............................................        0.7          0.2          0.1
                                                                              -----        -----        -----
  Net income............................................................        0.9%         0.4%         0.2%
                                                                              -----        -----        -----
                                                                              -----        -----        -----

    COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. Net sales for 1996 were $345.1 million, an increase of $144.3 million, or 71.9%, compared to $200.8 million for 1995. The increase in sales was attributable to sales to new customers and increased sales to existing customers. Sales to IBM accounted for 27% of total sales and 28% of total accounts receivable for the 1996 fiscal year compared with 11% and 15% respectively for the prior fiscal year. The Company anticipates continued sales growth for fiscal 1997, but at a more moderate rate of increase than that experienced in fiscal 1996.

    GROSS PROFIT. Gross profit for 1996 was $28.9 million, an increase of $12.9 million, or 80.4%, compared to $16.0 million for 1995, and remained relatively consistent as a percentage of sales at approximately 8.4% in 1996 as compared to 8.0% in 1995. Though the Company is seeking to expand into higher gross profit, value-added services, the Company does expect the pressures on gross profit margins from its core business to continue. Further, the Company anticipates incentive rebates from manufacturers may decline which would result in a reduction of gross margins.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses for 1996 were $15.3 million, an increase of $5.9 million, or 63.9%, compared to $9.3 million in 1995, primarily as a result of increased sales volume. As a percentage of sales, however, this expense decreased to 4.4% in 1996 from 4.6% in 1995, due to fixed costs being spread over a higher volume of sales and a lower commission rate paid on sales to high-volume customers.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1996 were $5.9 million, an increase of $2.2 million, or 58.4%, compared to $3.8 million in 1995, primarily as a result of increased staff necessary to support the increase in sales volume and other administrative activities. Software development, upgrades and maintenance was $.9 million. Except for $.6 million of cumulative capitalized software development costs, which is being amortized over three years commencing June 1996, all software related costs have been expensed as incurred. As a percentage of sales, general and administrative expenses decreased slightly to 1.7% in 1996 as compared to 1.9% in 1995.

    LITIGATION SETTLEMENT, DEFENSE, AND RECOVERY. In April 1996, the Company entered into a settlement agreement with a former employee. See Item 3, Legal Proceedings.

    INTEREST EXPENSE. Interest expense for 1996 was $1.7 million, a decrease of $.2 million, or 9.2%, compared to $1.8 million for 1995. The decrease in interest expense was primarily due to a reduction in debt of $14.7 million from applying proceeds of the public offering to debt reduction as well as a reduction in the interest rate itself that gradually declined during the year by 2.0%, which reflected a slight prime reduction and an improved borrowing rate from the lender. Offsetting the reductions in debt were increased borrowings to support accounts receivable growth of $24.1 million.

    NET INCOME. Net income for 1996 was $3.3 million, an increase of $2.6 million, or 373.5%, compared to $.70 million for 1995. The increase in 1996 net income resulted primarily from the 71.9% increase in sales and the related 80.4% increase in gross profit in 1996, as discussed above. Additionally, although gross profit remained relatively stable as a percentage of sales, selling and marketing expenses and general and administrative expenses decreased as a percentage of sales from 6.5% in 1995 to 6.1% in 1996.

    COMPARISON OF YEARS ENDED SEPTEMBER 30, 1995 AND 1994

    NET SALES. Net sales for 1995 were $200.8 million, an increase of $90.8 million, or 82.6%, compared to $110.0 million for 1994. The increase in sales was attributable to sales to new customers, increased sales to existing customers and the addition of IBM as a customer in early fiscal 1995.

    GROSS PROFIT. Gross profit for 1995 was $16.0 million, an increase of $7.1 million, or 79.6%, compared to $8.9 million for 1994, and remained consistent as a percentage of sales at approximately 8.0% in 1995 as compared to 8.1% in 1994.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses for 1995 were $9.3 million, an increase of $3.8 million, or 69.4%, compared to $5.5 million in 1994, primarily as a result of increased sales volume. As a percentage of sales, however, this expense decreased to 4.6% in 1995 from 5.0% in 1994, due to fixed costs being spread over a higher volume of sales and a lower commission rate paid on sales to high-volume customers.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1995 were $3.8 million, an increase of $1.6 million, or 73.9%, compared to $2.2 million in 1994, primarily as a result of increased staff necessary to support the increase in sales volume and other administrative activities. As a percentage of sales, general and administrative expenses decreased slightly to 1.9% in 1995 as compared to 2.0% in 1994.

    INTEREST EXPENSE. Interest expense for 1995 was $1.8 million, an increase of $.7 million, or 64.4%, compared to $1.1 million for 1994. The increase in interest expense was primarily due to increased borrowings to support an increase in the Company's accounts receivable balances resulting from growth in its net sales and, to a lesser extent, a slight increase in interest rates.

    NET INCOME. Net income for 1995 was $.7 million, an increase of $.5 million, or 276.5%, compared to $.19 million for 1994. The increase in 1995 net income resulted primarily from the 82.6% increase in sales and the related 79.6% increase in gross profit in 1995, as discussed above. Additionally, although gross profit remained relatively stable as a percentage of sales, selling and marketing expenses and general and administrative expenses decreased as a percentage of sales from 7.0% in 1994 to 6.5% in 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1996 operating activities used cash totaling $16.0 million compared to $9.3 million used in the prior fiscal year. The primary cause for the increased use of cash was to accommodate the increase in accounts receivable of $24.1 million, resulting from sales growth. Restricted cash, representing amounts on deposit with financial institutions pursuant to certain credit arrangements, decreased $.5 million for the fiscal year 1996 due to the payoff of Allied Distributor indebtedness from proceeds from the public offering. At September 30, 1996, restricted cash represented primarily cash held in escrow as security for a purchase agreement with an Allied Distributor. The agreement requires $55 million in products to be purchased over an 18 month period beginning October 1, 1996. A pro rata portion of the escrowed funds is released as incremental $5 million dollar purchase levels are obtained. Should the Company not meet the purchase commitment in full, any unreleased funds would be forfeited to the Allied Distributor.

    Investing activities used cash totaling $2.2 million for fiscal 1996 compared with $.8 million used in the prior year. About half of the $1.3 million increase was for software development. The remainder was for computer equipment and other office equipment and furnishings.

    Financing activities provided net cash totaling $21.1 million, mostly from net proceeds from the Company's IPO. Another source of cash has been borrowings on lines of credit which have been used primarily to finance accounts receivable balances which have grown as a result of increased sales.

    The Company's accounts receivable balance at September 30, 1996 and 1995, was $55.7 million and $31.9 million, respectively. The number of days' sales outstanding in accounts receivable was 59 days and 58 days, as of September 30, 1996 and 1995, respectively.

    As of September 30, 1996, the Company had approximately $3.8 million in cash, including $.6 million in restricted cash, and working capital of $18.3 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $40 million line with IBM Credit Corporation ("IBM Credit"). As of September 30, 1996 and 1995, such lines of credit provided for maximum aggregate borrowings of approximately $48.6 million and $33.5 million, respectively, of which approximately $36.5 million and $27.5 million was outstanding, respectively.

    Outstanding borrowings on the lines of credit bear interest at up to prime plus 1%. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends. At September 30, 1996, the Company was in compliance with the covenants under the Company's line of credit agreements.

    The Company believes that the net proceeds from the recent sale of common stock together with its current working capital, available lines of credit, and cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

    IMPACT OF INFLATION

    The impact of inflation on the Company has not been significant in recent years because of the relatively low rates of inflation experienced in the United States.

    RECENT PRONOUNCEMENTS

    During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which established a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation costs using Accounting Principles Board Opinion No. 25.

    In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), was issued and was adopted by the Company for the year ended September 30, 1996. This statement requires that long-lived assets and certain identifiable intangible assets held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            EN POINTE TECHNOLOGIES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................     19

Balance Sheets as of September 30, 1996 and 1995...........................................................     20

Statements of Operations for each of the Three Years Ended in the Period Ended September 30, 1996..........     21

Statements of Stockholders' Equity for each of the Three Years in the Period Ended September 30, 1996......     22

Statement of Cash Flows for each of the Three Years in the Period Ended September 30, 1996.................     23

Notes to Financial Statements..............................................................................     24

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts...........................................................     31

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
En Pointe Technologies, Inc.

    We have audited the accompanying balance sheets of En Pointe Technologies, Inc. as of September 30, 1996 and 1995 and the related statement of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. We have also audited the financial statement schedule listed in the index on page 18 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. as of September 30, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
November 15, 1996

                          EN POINTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents........................................................  $   3,158,112  $     290,181
  Restricted cash..................................................................        610,000      1,116,000
  Accounts receivable, net of allowance for returns and doubtful accounts of
    $901,600 and $511,600, for September 30, 1996 and 1995, respectively...........     55,672,676     31,928,669
  Inventories......................................................................      1,806,073      1,631,709
  Deferred tax assets..............................................................        288,925        239,945
  Prepaid expenses and other current assets........................................        565,676        306,869
                                                                                     -------------  -------------
    Total current assets...........................................................     62,101,462     35,513,373
  Property and equipment, net of accumulated depreciation and amortization.........      2,821,051      1,278,895
                                                                                     -------------  -------------
    Total assets...................................................................  $  64,922,513  $  36,792,268
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable--stockholder.......................................................  $    --        $     150,000
  Current portion of notes payable.................................................        163,865      1,579,471
  Borrowings under lines of credit.................................................     36,503,838     27,472,952
  Accounts payable.................................................................      1,781,144      1,097,173
  Accrued liabilities..............................................................      2,425,099      2,314,870
  Other current liabilities........................................................      2,889,583        612,988
                                                                                     -------------  -------------
    Total current liabilities......................................................     43,763,529     33,227,454
Notes payable......................................................................        283,647      1,733,186
                                                                                     -------------  -------------
    Total liabilities..............................................................     44,047,176     34,960,640
                                                                                     -------------  -------------
Commitments and contingencies
Stockholders' equity (Note 1):
  Preferred stock, $.001 par value:
  Shares authorized--5,000,000
  No shares issued or outstanding..................................................       --             --
Common stock, $.001 par value:
  Shares authorized--15,000,000
    Issued and outstanding at September 30, 1996 and 1995--5,607,500 and 3,350,000
      respectively                                                                           5,608          3,350
  Additional paid-in capital.......................................................     16,670,698        958,770
  Retained earnings................................................................      4,199,031        869,508
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     20,875,337      1,831,628
                                                                                     -------------  -------------
  Total liabilities and stockholders' equity.......................................  $  64,922,513  $  36,792,268
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  345,092,672  $  200,797,023  $  109,987,311
Cost of sales...................................................     316,164,858     184,761,452     101,056,646
                                                                  --------------  --------------  --------------
  Gross profit..................................................      28,927,814      16,035,571       8,930,665

Selling and marketing expenses..................................      15,253,420       9,306,632       5,492,720
General and administrative expenses.............................       5,947,808       3,755,389       2,159,525
Litigation settlement and defense, net..........................         524,913        --              --
                                                                  --------------  --------------  --------------
  Operating income..............................................       7,201,673       2,973,550       1,278,420

Interest expense................................................       1,672,558       1,842,527       1,121,325
Other income, net...............................................        (115,839)        (61,399)       (158,589)
                                                                  --------------  --------------  --------------
  Income before income taxes....................................       5,644,954       1,192,422         315,684

Provision for income taxes......................................       2,315,431         489,182         128,902
                                                                  --------------  --------------  --------------
  Net income....................................................  $    3,329,523  $      703,240  $      186,782
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Net income per share..........................................  $         0.77  $         0.21  $         0.06
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Weighted average shares and share equivalents outstanding.....       4,301,920       3,409,500       3,197,333
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK        ADDITIONAL
                                                ---------------------     PAID-IN       RETAINED
                                                  SHARES     AMOUNT       CAPITAL       EARNINGS        TOTAL
                                                ----------  ---------  -------------  ------------  -------------
Balance at September 30, 1993.................   2,077,004  $   2,077  $       7,923  $    (20,514) $     (10,514)
  Common stock issued for cash................   1,272,996      1,273         10,985                       12,258
  Net income..................................                                             186,782        186,782
                                                ----------  ---------  -------------  ------------  -------------
Balance at September 30, 1994.................   3,350,000      3,350         18,908       166,268        188,526
  Conversion of notes payable to stockholder
    to additional paid-in capital.............                               939,862                      939,862
  Net income..................................                                             703,240        703,240
                                                ----------  ---------  -------------  ------------  -------------
Balance at September 30, 1995.................   3,350,000      3,350        958,770       869,508      1,831,628
  Issuance of common stock, net of offering
    costs.....................................   2,250,000      2,250     15,542,693                   15,544,943
  Shares issued for services performed related
    to public offering........................       7,500          8             (8)                    --
  Sale of warrants to underwriter.............                                   100                          100
  Deferred compensation.......................                               169,143                      169,143
  Net income..................................                                           3,329,523      3,329,523
                                                ----------  ---------  -------------  ------------  -------------
Balance at September 30, 1996.................   5,607,500  $   5,608  $  16,670,698  $  4,199,031  $  20,875,337
                                                ----------  ---------  -------------  ------------  -------------
                                                ----------  ---------  -------------  ------------  -------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Operating activities:
  Net income.........................................................  $   3,329,523  $     703,240  $     186,782
  Adjustments to reconcile net income to net cash used by operating activities
    Depreciation and amortization....................................        627,626        306,207        169,906
    Litigation settlement............................................        478,922       --             --
    Allowance for doubtful accounts..................................        390,000         90,500         53,600
    Allowance for returns............................................       --              490,900        134,300
    Deferred taxes...................................................        (48,980)      (172,397)         8,359
    Deferred compensation............................................        169,143       --             --
    Changes in operating assets and liabilities:
      Restricted cash................................................        506,000       (500,000)      (358,401)
      Accounts receivable............................................    (24,134,007)   (10,698,287)   (13,184,429)
      Inventories....................................................       (174,364)      (618,300)      (851,271)
      Prepaid expenses and other current assets......................       (258,807)      (105,664)       (94,015)
      Accounts payable...............................................        683,971        (15,757)       795,549
      Accrued expenses...............................................        110,229        631,842      1,072,515
      Other current liabilities......................................      2,276,595        558,920       (189,226)
                                                                       -------------  -------------  -------------
    Net cash used by operating activities............................    (16,044,149)    (9,328,796)   (12,256,331)
Investing activities:
  Software costs.....................................................       (456,072)      (206,619)      --
  Purchase of property and equipment.................................     (1,713,710)      (627,332)      (555,130)
                                                                       -------------  -------------  -------------
    Net cash used by investing activities............................     (2,169,782)      (833,951)      (555,130)
Financing activities:
  Book overdraft.....................................................       --             (399,776)       285,713
  Net borrowings under lines of credit...............................      9,030,886      8,400,895     11,228,895
  Proceeds from stockholder loans....................................       --              150,000        900,000
  Proceeds from notes payable........................................       --            3,312,657      1,000,000
  Payment on notes payable to stockholders...........................       (150,000)       (12,077)      (614,530)
  Payment on notes payable...........................................     (3,344,067)    (1,000,000)      --
  Net proceeds from sale of common stock.............................     15,545,043       --               12,258
                                                                       -------------  -------------  -------------
    Net cash provided by financing activities........................     21,081,862     10,451,699     12,812,336
                                                                       -------------  -------------  -------------
  Increase in cash...................................................      2,867,931        288,952            875
  Cash at beginning of period........................................        290,181          1,229            354
                                                                       -------------  -------------  -------------
  Cash at end of period..............................................  $   3,158,112  $     290,181  $       1,229
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Interest paid......................................................  $   1,759,780  $   1,838,511  $   1,036,954
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Income taxes paid..................................................  $   2,626,581  $     151,486  $     222,232
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental schedule of non-cash financing activities:
    Conversion of notes payable to stockholders to additional paid-in
      capital........................................................                 $     939,862
                                                                                      -------------
                                                                                      -------------
    Notes issued under settlement agreement..........................  $     478,922
                                                                       -------------
                                                                       -------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    The Company was incorporated under the laws of the State of Texas on January 25, 1993 under the name Infosystems,Inc., which name was later changed to InfoTech Systems, and commenced operations in March 1993. On September 21, 1995, the Company changed its name to En Pointe Technologies, Inc.

    In February 1996, the Company's Board of Directors (the "Board") authorized the reincorporation of the Company in the State of Delaware with total authorized shares of all classes of stock to be 20,000,000 shares, consisting of 15,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share, to be effected on or before the effective date of a registration statement for an initial public offering ("IPO") of common stock. In connection with such reincorporation, the Company authorized a forward stock split of 207.7 shares for each share of issued and outstanding common stock of the Company. All share and per-share amounts have been adjusted to retroactively reflect this stock split. On May 8, 1996 the Company successfully completed its Initial Public Offering (IPO) for 2,250,000 shares at $8 per share.

    The Company is a reseller of computers and computer-related products and services and currently has sales offices in twelve locations.

    REVENUE RECOGNITION

    Revenues are recognized upon product shipment and satisfaction of significant vendor obligations, if any. Net sales consist of product sales, less discounts. An estimated allowance for returns is provided to the extent such returns will not be accepted by the Company's vendors. At September 30, 1996 and 1995, the allowance for returns was approximately $386,600.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with acquired maturities of three months or less to be cash equivalents.

    INVENTORIES

    Inventories consist principally of merchandise being configured for customer orders and merchandise purchased for resale by the Company but not yet shipped by the Company's vendors to its customers and are stated at the lower of cost (specific identification method) or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lessor of the remaining lease term or their estimated useful lives. Upon sale, any gain

                          EN POINTE TECHNOLOGIES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) or loss is included in the statement of operations. Maintenance and minor replacements are charged to operations as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value because of their short maturity. The carrying amount of long-term debt is also assumed to approximate fair value.

    ADVERTISING

    The Company reports the costs of all advertising in the periods in which those costs are incurred.

    INCOME TAXES

    The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company's cash deposits are placed with various financial institutions.

    For the years ended September 30, 1996 and 1995, one of the Company's customers accounted for approximately 27% and 11% of net sales, respectively.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have generally been within management's expectations.

    NET INCOME PER SHARE

    Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares related to stock options are excluded from the computation when their effect is antidilutive.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company has not yet determined whether it will adopt the accounting requirements of this standard or whether it will elect only the disclosure requirements and continue to measure compensation cost using Accounting Principles Board Opinion No.25.

                          EN POINTE TECHNOLOGIES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), was issued and was adopted by the Company for the year ended September 30, 1996. This statement requires that long-lived assets and certain identifiable intangible assets held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

    RECLASSIFICATIONS

    Certain reclassification have been made to the 1995 financial statements to conform to the 1996 presentation.

2. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                                                                SEPTEMBER 30,
                                                                                                           -----------------------
                                                                                                              1996         1995
                                                                                                           -----------  ----------
Computer equipment.......................................................................................  $ 2,598,369  $1,347,347
Software.................................................................................................      662,691     206,619
Office equipment.........................................................................................      307,949     115,594
Leasehold improvements...................................................................................      190,680      --
Furniture and fixtures...................................................................................      196,401     116,750
                                                                                                           -----------  ----------
                                                                                                             3,956,090   1,786,310
  Less: Accumulated depreciation.........................................................................   (1,135,039)   (507,415)
                                                                                                           -----------  ----------
                                                                                                           $ 2,821,051  $1,278,895
                                                                                                           -----------  ----------
                                                                                                           -----------  ----------

3. LINES OF CREDIT:

    At September 30, 1996 and 1995, the Company had outstanding borrowings of $36,503,838 and $27,472,952, respectively, under lines of credit with various financial institutions.

    The line of credit agreements provide for total financing of up to $48,550,000 and $33,500,000 at September 30, 1996 and 1995, respectively, at annual interest rates of up to prime plus 1% and 2.50%, respectively. Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets, including certificates of deposit of $10,000 and $1,116,000, classified as restricted cash, at September 30, 1996 and 1995, respectively. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain various covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. At September 30, 1996 the Company was in compliance with the covenants under its line of credit agreements. The prime rate of interest was 8.25%, 8.75%, and 7.75% at September 30, 1996, 1995, and 1994 respectively, and the weighted average interest rates for the years ended September 30, 1996, 1995, and 1994, were 10.78%, 10.76%, and 8.74%, respectively.

    The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date.

                          EN POINTE TECHNOLOGIES, INC.

4. NOTES PAYABLE:

    Notes payable consist of the following:

                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           1996          1995
                                                                                        -----------  -------------
Notes payable to a vendor with interest at 8.5%, payments of principal and interest of
  $274,492 due quarterly with any unpaid balance due August 18, 1997, repaid during
  fiscal 1996.........................................................................  $   --       $   2,000,000

Note payable to a vendor with interest at 10%, payments of principal and interest of
  $65,000 due monthly with any unpaid balance due August 1, 1997, repaid during fiscal
  1996................................................................................      --           1,312,657

Stockholder note payable with interest at 10%, due on demand..........................      --             150,000

Note payable under legal settlement, non interest bearing, due April 9, 1997, includes
  discount to present value at 5.60% interest per annum...............................       97,787       --

Note payable under legal settlement, non interest bearing, payable in monthly installments of $7,500 due in full on April 9, 2001, includes discount to present
  value at 6.40% interest per annum...................................................      349,725       --
                                                                                        -----------  -------------

                                                                                            447,512      3,462,657

Less, current portion.................................................................     (163,865)    (1,729,471)
                                                                                        -----------  -------------

                                                                                        $   283,647  $   1,733,186
                                                                                        -----------  -------------
                                                                                        -----------  -------------

    The above vendor notes were collateralized by substantially all assets of the Company. Certain of the above notes also required the Company to maintain specified financial ratios at September 30, 1995. The notes with one of the vendors was entered into directly by the vendor and certain stockholders, however, the notes were guaranteed by the Company and were collateralized by substantially all assets of the Company. All principal and interest payments on these notes were made by the Company.

    Interest expense on notes payable to stockholders for the years ended September 30, 1996, 1995, and 1994 was $5,630, $94,200, and $88,600
respectively.

    Maturities of long-term debt as of September 30, 1996 are as follows:

1997..............................................................  $ 163,865
1998..............................................................     69,873
1999..............................................................     78,598
2000..............................................................     83,778
2001..............................................................     51,398
                                                                    ---------
                                                                    $ 447,512
                                                                    ---------
                                                                    ---------

5. EMPLOYEE BENEFIT PLAN:

    The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over 7 years of service. No contributions were made by the Company to the 401(k) Plan during fiscal years 1996 and 1995.

                          EN POINTE TECHNOLOGIES, INC.

6. INCOME TAXES:

    The components of the income tax (benefit) provision are as follows:

                                                                     SEPTEMBER 30,
                                                         -------------------------------------
                                                             1996         1995         1994
                                                         ------------  -----------  ----------
Current:
  Federal..............................................  $  1,846,325  $   523,780  $   97,450
  State................................................       510,813      137,799      23,093
                                                         ------------  -----------  ----------
                                                            2,357,138      661,579     120,543
                                                         ------------  -----------  ----------
                                                         ------------  -----------  ----------
Deferred:
  Federal..............................................       (48,999)    (137,627)      5,150
  State................................................         7,292      (34,770)      3,209
                                                         ------------  -----------  ----------
                                                              (41,707)    (172,397)      8,359
                                                         ------------  -----------  ----------
                                                         $  2,315,431  $   489,182  $  128,902
                                                         ------------  -----------  ----------
                                                         ------------  -----------  ----------

    The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1996         1995         1994
                                                                              -----        -----        -----
Federal statutory rate...................................................          34%          34%          34%
State taxes, net of federal benefits.....................................           6%           6%           6%
Non-deductible expenses..................................................           1%           1%           1%
                                                                                   --           --           --
                                                                                   41%          41%          41%
                                                                                   --           --           --
                                                                                   --           --           --

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Based on the level of taxable income generated by the Company in prior periods, management believes it is more likely than not that the Company will realize the benefit of its recorded net deferred tax asset.

    Significant components of deferred taxes were as follows:

                                                                          1996         1995
                                                                       -----------  ----------
Deferred tax assets:
  Accounts receivable and returned goods allowance...................  $   358,361  $  209,171
  Expenses not currently deductible..................................      210,796      76,366
  State income taxes.................................................       97,380      23,822
                                                                       -----------  ----------
                                                                           666,537     309,359
                                                                       -----------  ----------

Deferred tax liabilities:
  Prepaid sales commissions..........................................      (99,392)    (25,867)
  Depreciation and amortization......................................      (16,157)    (43,547)
  Software development costs.........................................     (262,063)     --
                                                                       -----------  ----------
                                                                          (377,612)    (69,414)
                                                                       -----------  ----------
Net deferred tax asset...............................................  $   288,925  $  239,945
                                                                       -----------  ----------
                                                                       -----------  ----------

                          EN POINTE TECHNOLOGIES, INC.

7. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities and various office equipment. These leases extend over a period of up to six years and are accounted for as operating leases. Estimated future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year at September 30, 1996 were as follows:

1997............................................................  $1,182,225
1998............................................................    945,155
1999............................................................    827,809
2000............................................................    573,859
2001............................................................    401,495
2002............................................................     90,254
                                                                  ---------
                                                                  $4,020,797
                                                                  ---------
                                                                  ---------

    Rent expense for the years ended September 30, 1996, 1995, and 1994 under all operating leases was approximately $1,104,000, $966,000, and $578,000, respectively.

    The Company has entered into employment contracts with certain of its officers. The agreements provide for annual base salary with annual increases and provide for annual bonuses as determined by the Board of Directors. The agreements have five-year terms ending at various times through fiscal 2001 and provide for guaranteed severance payments upon termination of employment.

    On August 22, 1996 the Company entered into an agreement with a Distributor that requires $55 million in products to be purchased from the Distributor over an 18 month period at competitive market prices. Minimum quarterly purchases beginning October 1, 1996 range from $3.6 million to $15 million. To guarantee performance under the agreement, the Company has placed $600,000 in an escrow account that is interest bearing. A pro rata portion of the escrowed funds is released as $5 million dollar purchase levels are achieved.

8. STOCK OPTIONS AND WARRANTS

    The Company has a qualified (Incentive Stock Option Plan) and non-qualified stock option plan which provides that options for a maximum of 360,000 shares of common stock may be granted to directors, officers, and key employees over a period not to exceed ten years. The qualified stock options are exercisable at fair market value at the date of grant and the non-qualified stock options are at 80% of the fair market value at the date of grant.

                                                                           STOCK OPTIONS
                                                                 ----------------------------------
                                                                                          TOTAL
                                                                               NON       EXERCISE     PRICE RANGE
                                                                 QUALIFIED  QUALIFIED     VALUE        PER SHARE
                                                                 ---------  ---------  ------------  -------------
Outstanding at March 31, 1996..................................     --         --           --
Granted........................................................    104,000    190,000  $  2,064,000   $6.40-$8.00
Exercised......................................................     --         --           --
Cancelled......................................................     (8,500)    --           (68,000)     $8.00
                                                                 ---------  ---------  ------------
Outstanding at June 30, 1996...................................     95,500    190,000  $  1,996,000   $6.40-$8.00
                                                                 ---------  ---------  ------------
                                                                 ---------  ---------  ------------

    At September 30, 1996 warrants to purchase 217,500 shares of the Company's common stock are outstanding. The warrants were issued by the Company to the underwriter of the initial public offering, have a five year life and have an exercise price of $9.60 per share.

                          EN POINTE TECHNOLOGIES, INC.

9. EMPLOYEE STOCK PLAN

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

10. LITIGATION SETTLEMENT:

    In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company has agreed to pay the former employee installment payments which have the equivalent present value of $1.1 million. Legal fees incurred in connection with the Settlement Agreement and related litigation were expensed as incurred by the Company.

    The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August the insurance company settled with the Company paying a total of $1,562,500.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected financial information for the quarterly periods for the fiscal years ended 1996 and 1995 is presented below (in thousands, except per share amounts):

                                                                 FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                                            ----------------------------------------------
                                                             DECEMBER      MARCH      JUNE      SEPTEMBER
                                                            -----------  ---------  ---------  -----------
Net sales.................................................   $  77,016   $  79,893  $  88,938   $  99,246
Gross profit..............................................       6,061       6,639      7,473       8,755
Net income................................................         702         683        459       1,486
Net income per share......................................        0.21        0.20       0.10        0.26

                                                                 FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                                            ----------------------------------------------
                                                             DECEMBER      MARCH      JUNE      SEPTEMBER
                                                            -----------  ---------  ---------  -----------
Net sales.................................................   $  43,584   $  41,997  $  56,852   $  58,364
Gross profit..............................................       3,290       3,761      4,425       4,560
Net income................................................          21         117        314         251
Net income per share......................................        0.01        0.03       0.09        0.07

    In the third quarter of 1996, the Company settled its lawsuit with a former employee for $1.3 million less partial recovery of $.7 million from its insurance carrier or $.6 million net expense. In the fourth quarter of 1996, the remaining insurance recovery of $.7 million was received, less related expenses of $.1 million or $.6 million net recovery income.

                                                                     SCHEDULE II

                          EN POINTE TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 BALANCE AT   CHARGED TO                BALANCE AT
                                                                  BEGINNING    COST AND                     END
DESCRIPTION                                                       OF PERIOD    EXPENSES    DEDUCTIONS    OF PERIOD
---------------------------------------------------------------  -----------  -----------  -----------  -----------
Year ended September 30, 1996
  Allowance for doubtful accounts..............................   $ 125,000    $ 410,000   $   (20,000)  $ 515,000
  Allowance for returns........................................   $ 386,600    $  --       $   --        $ 386,600

Year ended September 30, 1995
  Allowance for doubtful accounts..............................   $  60,000    $  90,500   $   (25,500)  $ 125,000
  Allowance for returns........................................   $ 134,300    $ 490,900   $  (238,600)  $ 386,600

Year ended September 30, 1994
  Allowance for doubtful accounts..............................   $  10,000    $  53,600   $    (3,600)  $  60,000
  Allowance for returns........................................   $  --        $ 134,300   $   --        $ 134,300

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its 1996 annual meeting of stockholders (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission on or about January 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this item is hereby incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item is hereby incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item is hereby incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

       The financial statements included herein are filed as a part of this Report.

    (2) FINANCIAL STATEMENT SCHEDULES

       Schedule II--Valuation and Qualifying Accounts and Reserves

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) EXHIBITS

       2.1*  Agreement and Plan of Merger between the Registrant and Enpointe
               Technologies, Inc., a Texas corporation, effective February 29,
               1996
       3.1*  Certificate of Incorporation of Registrant
       3.2*  Bylaws of Registrant
       4.1*  Form of Representative's Warrant Agreement by and between the
               Registrant and the Boston Group, L.P.
      10.1*  **En Pointe Technologies, Inc. 1996 Stock Incentive Plan
      10.2*  **En Pointe Technologies, Inc. Employee Stock Purchase Plan
      10.3*  Form of Directors' and Officers' Indemnity Agreement.
      10.4*  **Employment Agreement between the Registrant and Ellis M. Posner, dated August 7, 1995.
      10.5*  **Employment Agreement between the Registrant and Attiazaz "Bob"
               Din, dated March 1, 1996.
      10.6*  **Employment Agreement between the Registrant and Javed Latif, dated
               March 8, 1996.
      10.7*  **Employment Agreement between the Registrant and Kevin Schatzle, dated April 1, 1996.

     10.12* Amended and Restated Revolving Loan and Security Agreement between the Registrant and IBM Credit Corporation dated December 5, 1994, including Attachment A dated June 1, 1995.
     10.13*  Lease dated September 13, 1994, between Paul A. Pearson and Patricia
               L. Pearson and the Registrant for the property located at 1860
               Embarcadero Road, Suite 140, Palo Alto, California.
     10.14* Lease Agreement dated April 1, 1994 between Hanig Row Partnership and the Registrant for the property located at 200 East Sixth
               Street, Suite 203, Austin, Texas.
     10.15*  Lease Agreement dated June 2, 1993, between Broadbent Development
               Company and Hayden Corporation, Delaware corporations, and the Registrant for the property located at SW Meadows Road, Lake
               Oswego, Oregon.
     10.16*  Lease dated June 10, 1994, between Signature Centerra LLC and the
               Registrant for the property located at 1873 S. Bellaire Street, Suite 320, Denver, Colorado.
     10.17*  Office lease dated August 16, 1995, between LPT Associates and the
               Registrant for the property located at U.S. Bank Plaza, 980 9th
               Street, Sacramento, California.
     10.20*  Lease Agreement dated September 16, 1994, between Meridian Point
               Realty Trust '83, a California business trust, and the Registrant for the property located at 4132 Getwell, Building No. 16B, Airport Industrial Park, Memphis, Tennessee.
     10.21* Office lease dated July 6, 1993, between G&W Investment Partners and the Registrant for the property located at 3075 112th Avenue NE, Bellevue, Washington.
     10.22*  Lease Agreement dated January 7, 1994, between Carillon/Alpha
               Limited Partnership, Metro KLS, Inc., General Partner, and the
               Registrant for the property located at 13601 Preston Road, Dallas, Texas.
     10.23*  Sublease Agreement dated April 1994, between Daymon Associates, Inc.
               and the Registrant for the property located at 500 Fifth Avenue, New York, New York.
     10.24*  Information Processing Equipment Agreement between IBM and the
               Registrant dated November 16, 1995. (Portions omitted pursuant to
               Rule 406)
      10.25 Office lease dated April 1996, between Linbrook Limited Partnership and the Registrant for property located at 10627 38th Circle, N.E., Bldg. 32, Kirkland, WA
      10.26  Office lease dated June 28, 1996, between Metropolitan Life
               Insurance Company and the Registrant for property located at 2015 sprint Road, Oak Brook, Illinois.
      11.1   Statement of Computation of Earnings Per Share
      16.1*  Letter from Mercer & Woodford CPAs/P.C. on changes in certifying accountant.
      23.1*  Consent of Stradling Yocca, Carlson & Rauth (see Exhibit 5.1).
      23.2   Consent of Coopers & Lybrand L.L.P.
      24.1   Power of Attorney (included on signature page hereto).

      27     Financial Data Schedule

------------------------

* Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 333-2046.

** These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to item 13(a) of Form 10-K.

(B)     REPORTS ON FORM 8-K

       The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                En Pointe Technologies, Inc.

                                By:  /s/ ATTIAZAZ ("BOB") DIN
                                     -----------------------------------------
                                     Attiazaz ("Bob") Din      December 13,
                                     1996
                                     CHAIRMAN OF THE BOARD OF DIRECTORS,
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:  /s/ ROBERT A. MERCER
                                     -----------------------------------------
                                     Robert A. Mercer         December 13, 1996
                                     CHIEF FINANCIAL OFFICER AND CHIEF
                                     ACCOUNTING OFFICER

                               POWER OF ATTORNEY

    We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz "Bob" Din and Robert A. Mercer, or either of them, our true and lawful attorneys and agents with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE AND TITLE                            DATE
--------------------------------------------------------  -------------------

By    /s/ ATTIAZAZ ("BOB") DIN,  Director
      --------------------------------------------         December 13, 1996
      Attiazaz ("Bob") Din, Director

By    /s/ NAUREEN DIN,  Director
      --------------------------------------------         December 13, 1996
      Naureen Din, Director

By
      --------------------------------------------         December   , 1996
      Zubair Ahmed, Director

By
      --------------------------------------------         December   , 1996
      Mansoor Ijaz, Director

By    /s/ VERDELL GARROUTTE,  Director
      --------------------------------------------         December 13, 1996
      Verdell Garroutte, Director