Form 10-Q
period 1996-12-31
EN POINTE TECHNOLOGIES INC
filed 1997-02-14
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 000-28052


                             EN POINTE TECHNOLOGIES, INC
                (Exact name of registrant as specified in its charter)

State or other jurisdiction of              I.R.S. Employer I. D.
incorporation or organization: Delaware      Number:  75-2467002

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California                          90245
(Address of principal executive offices)    (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES  X   NO
                                        ---     ---


As of February 11, 1996, 5,665,698 shares of Common Stock of the Registrant were issued and outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.



PART I   FINANCIAL INFORMATION                                           PAGE
------   ---------------------                                         --------

Item 1   Financial Statements

         Condensed Balance Sheets - December 31, 1996 and
         September 30, 1996                                                  3

         Condensed Statements of Operations - Three months ended
         December 31, 1996 and 1995                                          4

         Condensed Statements of Cash Flows - Three months ended
         December 31, 1996 and 1995                                          5

         Notes to Condensed Financial Statements - December 31, 1996         6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               6


PART II  OTHER INFORMATION
-------  -----------------

Item 1   Legal Proceedings                                                   9

Item 6   Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                  10
----------

EN POINTE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)



                                                     December 31, September 30,
                                                         1996          1996
                                                      ----------- --------------
                                                       (Unaudited)
                                       ASSETS:
Current assets:
   Cash                                               $   2,567    $   3,158
   Restricted cash                                          610          610
   Accounts receivable, net                              59,363       55,673
   Inventories                                            5,428        1,806
   Deferred tax asset                                       289          289
   Prepaid expenses and other current assets                637          566
                                                      ---------    ---------
       Total current assets                              68,894       62,102


Property and equipment, net of accumulated
   depreciation                                           3,082        2,821

                                                      ---------    ---------
       Total assets                                   $  71,976    $  64,923
                                                      ---------    ---------
                                                      ---------    ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of notes payable                   $     164    $     164
   Borrowings under lines of credit                      37,913       36,504
   Accounts payable                                       2,858        1,781
   Accrued liabilities                                    2,470        2,425
   Other current liabilities                              5,795        2,890

                                                      ---------    ---------
       Total current liabilities                         49,200       43,764

Notes payable                                               270          284

                                                      ---------    ---------
       Total liabilities                                 49,470       44,048

Stockholders' equity:
   Common stock                                               6            6
   Additional paid-in capital                            17,114       16,670
   Retained earnings                                      5,386        4,199

                                                      ---------    ---------
       Total stockholders' equity:                       22,506       20,875

                                                      ---------    ---------
       Total liabilities and stockholders' equity     $  71,976    $  64,923
                                                      ---------    ---------
                                                      ---------    ---------


                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           Three months ended
                                                             December 31,
                                                     ---------------------------
                                                         1996          1995
                                                     ------------  -------------
   Net sales                                        $   111,666   $   77,016
   Cost of sales                                        101,811       70,955
                                                     ------------  -------------
       Gross profit                                       9,855        6,061

   Selling and marketing expenses                         5,383        3,304
   General and administrative expenses                    2,140          985
                                                     ------------  -------------
       Operating income                                   2,332        1,772

   Interest expense                                         332          579
   Other income, net                                        (57)         (27)
                                                     ------------  -------------
       Income before income taxes                         2,057        1,220

   Provision for income taxes                               870          518
                                                     ------------  -------------
       Net income                                   $     1,187   $      702
                                                     ------------  -------------
                                                     ------------  -------------
         Net income per share, primary
         and fully diluted                          $      0.21   $     0.21
                                                     ------------  -------------
                                                     ------------  -------------

       Weighted average shares outstanding                5,784        3,410
                                                     ------------  -------------
                                                     ------------  -------------


                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                          Three months ended
                                                           December 31,
                                                     ---------------------------
                                                        1996            1995
                                                     ------------  -------------
   Cash flows from operating activities:
     Net income                                    $      1,187  $       702
     Adjustments to reconcile net earnings to
     net cash used by operations:
       Depreciation and amortization                        254          101
       Deferred compensation                                 47
       Allowance for doubtful accounts                      408           30
       Allowance for returns                                 50           85
       Net changes in operating assets and
        liabilities                                      (3,814)     (11,437)
                                                     ------------  -------------
       Net cash used by operating activities             (1,868)     (10,519)

   Cash flows from investing activities:

   Purchase of property and equipment                      (515)        (200)
                                                     ------------  -------------
       Net cash used by investing activities               (515)        (200)


   Cash flows from financing activities:

   Net borrowings under lines of credit                   1,409       11,182
   Payment on notes payable to stockholders              --             (150)
   Payment on notes payable                                 (14)        (454)
   Proceeds from sales of stock to employees                397        --
                                                     ------------  -------------
       Net cash provided by financing activities          1,792       10,578

                                                     ------------  -------------
   Decrease in cash                                $       (591) $      (141)
                                                     ------------  -------------
                                                     ------------  -------------

   Supplemental disclosures of cash flow
    information:
     Interest paid                                 $        303  $       550
                                                     ------------  -------------
                                                     ------------  -------------
     Income taxes paid                             $        253  $       583
                                                     ------------  -------------
                                                     ------------  -------------


                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and General Information

The accompanying unaudited financial statements of En Pointe Technologies, Inc. (the "Company" or "En Pointe") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Note 2 - Recently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company will adopt the disclosure requirement only of this statement and will continue to measure compensation costs using Accounting Principles Board No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by En Pointe pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                              Three Months Ended
                                                              December 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------- -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .    100.0%      100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . .     91.2        92.1
                                                         ----------- -----------
     Gross profit. . . . . . . . . . . . . . . . . . . .      8.8         7.9
Selling and marketing expenses . . . . . . . . . . . . .      4.8         4.3
General and administrative expenses. . . . . . . . . . .      1.9         1.3
                                                         ----------- -----------
     Operating income. . . . . . . . . . . . . . . . . .      2.1         2.3
Interest expense . . . . . . . . . . . . . . . . . . . .      0.3         0.7
Other income, net. . . . . . . . . . . . . . . . . . . .       --          --
                                                         ----------- -----------
     Income before income taxes. . . . . . . . . . . . .      1.8         1.6
Provision for income taxes . . . . . . . . . . . . . . .      0.7         0.7
                                                         ----------- -----------
     Net income. . . . . . . . . . . . . . . . . . . . .      1.1%        0.9%
                                                         ----------- -----------
                                                         ----------- -----------

COMPARISON OF THE QUARTER ENDED DECEMBER 31, 1996 AND 1995

All comparisons within the following discussion are related to the same period of the previous year.

NET SALES.   Revenues for the quarter ended December 31, 1996 were $111.7 million, an increase of $34.6 million (45.0%) over prior period. $4.4 million (12.7%) of the $34.6 million increase in sales were generated from sales from two new branch offices opened in Chicago and Salt Lake City. However, increased sales from the New York branch office and sales to IBM accounted for the major portion of the increase, $8.2 million (23.7%) and $7.4 million (21.4%) respectively.

GROSS PROFIT.   Gross profit as a percentage of sales increased from 7.9% to
8.8% for the three-month period.  The
quarterly increase was attributable to improved purchasing terms due to a higher volume of purchases.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the quarter ended December 31, 1996 were $5.4 million, an increase of $2.1 million, or 62.9%, compared to the $3.3 million for the prior year's quarter, primarily as a result of increased variable sales costs as a result of increased sales volume. As a percentage of sales, selling and marketing expenses increased from 4.3% to 4.8% for the quarter ended December 31, 1996. Of the .5% increase in selling and marketing expenses as a percentage of sales, 0.4% of the increase was attributable to an increase in the allowance for uncollectible accounts and another 0.1% resulted from a direct write-off of a receivable owed to the catalog division (a discontinued start up operation). The increase in the reserve allowance was provided to address the risk associated with large balance accounts and an increasing volume of sales and does not reflect a deterioration in the quality of the accounts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended December 31, 1996 were $2.1 million, an increase of $1.2 million, or 117.3%, compared to $1.0 million for the quarter ended December 31, 1995. Accounting for $.5 million of the increase was software development, maintenance, and upgrades, which was not a material factor in the comparable 1995 quarter. The remainder was due to increased staff and other administrative functions necessary to support the increase in sales volume. As a percentage of sales, general and administrative expense was 1.9%, of which 0.4% was software related. Excluding software related costs, general and administrative expense as a percentage of sales increased 0.3% from that reported in the quarter ended December 31, 1995 but decreased 0.4% from the immediate prior fourth quarter of 1996.

INTEREST EXPENSE. Interest expense for the quarter ended December 31, 1996 was $0.3 million, a decrease of $0.2 million, or 42.7%, compared to $0.6 million for the quarter ended December 31, 1995. The decrease in interest expense was primarily due to more favorable financing terms as well as the paydown of debt from the proceeds of the public offering.

NET INCOME. Net income for the quarter ended December 31, 1996 was $1.2 million, an increase of $0.5 million, or 69.1%, compared to $0.7 million for the quarter ended December 31, 1995. Net income increased primarily as a result of the increase in sales and a decline in operating expenses as a percentage of sales due to the fixed expenses being spread over a higher volume of sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $1.9 million during the three months ended December 31, 1996. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales.

Accounts receivable increased $4.1 million, as a result of continuing sales growth and inventories increased $3.6 million as of December 31, 1996. The unusual increase in inventories was a result of a large order at the Company's Memphis configuration center that was not completed and shipped until early January.

Investing activities used cash totaling $.5 million during the three months ended December 31, 1996. The investing activities related to the upgrading of computer equipment and acquisition of office furniture and equipment.

Financing activities provided net cash totaling $1.8 million during the three months ended December 31, 1996. The primary source of cash was from net borrowings under lines of credit of $1.4 million. Additionally, $.4 million was provided by employee purchases of stock under the Company's Employee Stock Purchase Plan.

The Company's accounts receivable balance at December 31, 1996 and September 30, 1996 was $60.7 and $56.6 million. The number of days' sales outstanding in accounts receivable was 54 and 59 days as of December 31, 1996 and September 30, 1996, respectively. The reduction in days' sales outstanding was a result of the continued focus on collection activities.

As of December 31, 1996, the Company had approximately $2.6 million in cash, $0.6 million in restricted cash, and $19.7 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of December 31, 1996, such lines of credit provided for maximum aggregate borrowings of approximately $79 million, of which $37.9 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime rate. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

Management believes that existing cash, cash equivalents, available line of credit and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

RECENTLY ISSUED ACCOUNTING STANDARD


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." The accounting or disclosure requirements of this statement are effective for the Company's fiscal year 1997. The Company will adopt the disclosure requirement only of this statement and will continue to measure compensation costs using Accounting Principles Board No. 25.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are various claims and legal actions pending against the Company. In the opinion of management, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit
               Number                             Description
               -------                            -----------

                  10.28 Subtenant Lease Agreement dated August 1996 between NCR International, Inc. and the Registrant for the property located at 100 N. Sepulveda Blvd. 19th Floor, El Segundo, California.
                  10.29 * Agreement for Sale of Computer Products between Merisel Fab, Inc. and the Registrant dated August 1996.
                  11.2     Computation of Earnings Per Common Share
                  27 Financial Data Schedule for the quarter ended December 31, 1996

          b. The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.
















* Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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


                                             EN POINTE TECHNOLOGIES, INC.
                                             ----------------------------
                                             (REGISTRANT)



Date:     February  14, 1997                      By:    /s/ Robert A. Mercer
                                                     ---------------------------
                                                       Robert A. Mercer,
                                                       Chief Financial Officer