Form 10-Q
period 1997-03-31
EN POINTE TECHNOLOGIES INC
filed 1997-05-12
CIK 1010305

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California                                90245
(Address of principal executive offices)           (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                                    --    --

As of May 12, 1997, 5,703,739 shares of Common Stock of the Registrant were issued and outstanding.

===============================================================================

INDEX

EN POINTE TECHNOLOGIES, INC.



PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1   Financial Statements

         Condensed Balance Sheets - March 31, 1997 and September 30, 1996   3

         Condensed Statements of Operations - Three Months and Six
         months Ended March 31, 1997 and 1996                               4

         Condensed Statements of Cash Flows - Six Months Ended March 31,
         1997 and 1996                                                      5

         Notes to Condensed Financial Statements - March 31, 1997           6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              6

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  9

Item 6   Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10

EN POINTE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)



                                         March 31,           September 30,
                                           1997                  1996
                                        -----------          -------------
                                        (Unaudited)

                                  ASSETS:
Current assets:
    Cash                                 $    2,699          $    3,158
    Restricted cash                             555                 610
    Accounts receivable, net                 69,649              55,673
    Inventories                               1,994               1,806
    Deferred tax asset                          289                 289
    Prepaid expenses and other
     current assets                             833                 566
                                         ----------          ----------
        Total current assets                 76,019              62,102

Property and equipment, net of
  accumulated depreciation                    3,119               2,821
                                         ----------          ----------
         Total assets                    $   79,138          $   64,923
                                         ----------          ----------
                                         ----------          ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Current portion of notes payable     $      164          $      164
    Borrowings under lines of credit         47,340              36,504
    Accounts payable                          3,488               1,781
    Accrued liabilities                       2,108               2,425
    Other current liabilities                 1,901               2,890
                                         ----------          ----------
         Total current liabilities           55,001              43,764

Notes payable                                   256                 284
                                         ----------          ----------
         Total liabilities                   55,257              44,048

Stockholders' equity:
    Common stock                                  6                   6
    Additional paid-in capital               17,165              16,670
    Retained earnings                         6,710               4,199
                                         ----------          ----------
    Total stockholders' equity:              23,881              20,875

    Total liabilities and stockholders'
      equity                             $   79,138          $   64,923
                                         ----------          ----------
                                         ----------          ----------

                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         Three Months Ended             Six Months Ended
                                              March 31,                      March 31,
                                      -----------------------         ---------------------
                                        1997            1996            1997         1996
                                      --------        -------         --------     --------
Net sales                             $116,595        $79,893         $228,261     $156,909
Cost of sales                          106,974         73,254          208,785      144,209
                                      --------        -------         --------     --------
     Gross profit                        9,621          6,639           19,476       12,700

Selling and marketing expenses           4,778          3,271           10,161        6,574
General and administrative expenses      2,340          1,182            4,480        2,034
Litigation defense                         --             458              --           592
                                      --------        -------         --------     --------
     Operating income                    2,503          1,728            4,835        3,500

Interest expense                           283            562              615        1,141
Other income, net                          (71)           (22)            (128)         (49)
                                      --------        -------         --------     --------
     Income before income taxes          2,291          1,188            4,348        2,408

Provision for income taxes                 967            505            1,837        1,023
                                      --------        -------         --------     --------
     Net income                       $  1,324        $   683         $  2,511     $  1,385
                                      --------        -------         --------     --------
                                      --------        -------         --------     --------
       Net income per share, primary
        and fully diluted             $   0.23        $  0.20         $   0.43     $   0.41
                                      --------        -------         --------     --------
                                      --------        -------         --------     --------
     Weighted average shares
      outstanding                        5,817          3,390            5,807        3,390
                                      --------        -------         --------     --------
                                      --------        -------         --------     --------

                     See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                Six Months Ended
                                                    March 31,
                                           -------------------------
                                              1997            1996
                                           ----------      ---------
Cash flows from operating activities:
  Net income                               $    2,511      $   1,385
  Adjustments to reconcile net income to
   net cash used by operations:
    Depreciation and amortization                 558            233
    Deferred compensation                          95
    Allowance for doubtful accounts               398            150
    Allowance for returns                          50            150
    Net changes in operating assets and
      liabilities                             (14,423)        (7,642)
                                           ----------      ---------
    Net cash used by operating activities     (10,811)        (5,724)

Cash flows from investing activities:

Software development                             --             (353)
Purchase of property and equipment               (856)          (541)
                                           ----------      ---------
     Net cash used by investing activities       (856)          (894)


Cash flows from financing activities:

Book overdraft                                   --               83
Net borrowings under lines of credit           10,836          7,421
Payment on notes payable to stockholders         --             (150)
Payment on notes payable                          (28)          (996)
Proceeds from sales of stock to employees         400            --
                                           ----------      ---------
     Net cash provided by financing
      activities                               11,208          6,358
                                           ----------      ---------
Decrease in cash                           $     (459)     $    (260)
                                           ----------      ---------
                                           ----------      ---------
Supplemental disclosures of cash flow
information:
 Interest paid                             $      628      $   1,151
                                           ----------      ---------
                                           ----------      ---------
 Income taxes paid                         $    2,995      $     830
                                           ----------      ---------
                                           ----------      ---------

              See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and General Information

The accompanying condensed unaudited financial statements of En Pointe Technologies, Inc. (the "Company" or "En Pointe") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                        Three Months Ended  Six Months Ended
                                             March 31,          March 31,
                                        ------------------------------------
                                          1997      1996      1997      1996
                                        -------    ------    ------    -----
Net sales..............................  100.0%    100.0%    100.0%    100.0%
Cost of sales..........................   91.7      91.7      91.5      91.9
                                         -----     -----     -----     -----
     Gross profit......................    8.3       8.3       8.5       8.1
Selling and marketing expenses.........    4.1       4.1       4.4       4.2
General and administrative expenses....    2.1       1.5       2.0       1.3
Litigation defense.....................              0.6                 0.4
                                         -----     -----     -----     -----
     Operating income..................    2.1       2.1       2.1       2.2
Interest expense.......................    0.2       0.7       0.3       0.7
Other income, net......................    0.1        --       0.1        --
                                         -----     -----     -----     -----
     Income before income taxes........    2.0       1.4       1.9       1.5
Provision for income taxes.............    0.9       0.6       0.8       0.7
                                         -----     -----     -----     -----
     Net income........................    1.1%      0.8%      1.1%      0.8%
                                         -----     -----     -----     -----
                                         -----     -----     -----     -----

COMPARISON OF THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

All comparisons within the following discussion are related to the same periods of the previous year.

NET SALES.   Revenues increased 45.9% to $116.6 million in the second fiscal quarter of 1997 and 45.5% to $228.3 in the first half of fiscal 1997, from $79.9 and $156.9 million in the corresponding periods of 1996. Of the $36.7 million increase in sales for the quarter, about half or $17.5 million were sales to IBM and related customers of IBM global services. Another $7.7 million resulted from increased sales from the Southern California office. As to the $71.4 million increase in sales for the half year, $25.0 million resulted from increased sales to IBM and $13.0 million were from increased sales from the Southern California office.

In April 1997 the Company announced the opening of a new sales branch in Memphis, Tennessee and plans to open two new branch sales offices in Georgia and North Carolina which will bring the total sales offices to fifteen.

GROSS PROFIT.   Gross profit as a percentage of sales was consistent at 8.3%
when compared to the year ago quarter. While service revenues of $1.4 million contributed higher margins of 27.4%, increased IBM sales at lower margins offset any overall tangible margin benefit. For the year-to-date, margins improved 0.4% to 8.5% from 8.1%, owing mainly to the first quarter's improved purchasing terms from higher volume sales compared with those of the first quarter of a year ago.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 46.1% to $4.8 million in the second fiscal quarter of 1997 and 54.6% to $10.2 million in the first half of fiscal 1997, from $3.3 and $6.6 million in the corresponding periods of 1996. However, selling and marketing expenses as a percentage of sales remained constant for the quarter, and increased only slightly, 0.2%, for the six month period. The 0.2% increase for the six month period was due to an increase in uncollectible accounts and the direct write-off of a receivable owed to the catalog division (a discontinued start up operation). The increase in the reserve allowance was provided to address the risk associated with large balance accounts and an increasing volume of sales and does not reflect a deterioration in the quality of the accounts.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 98.0% to $2.3 million million in the second fiscal quarter of 1997 and 120.3% to $4.5 million in the first half of fiscal 1997, from the $1.2 and $2.0 million in the corresponding periods of 1996. Of the $1.1 million increase for the second quarter, $0.5 million was from investment in the Company's information systems resources that was not a factor in the 1996 quarter. The remainder was due to increased staff and other administrative functions necessary to support the Company's growth. For the six month period, $1.0 million of the $2.4 million increase was again represented by increased costs for information systems, with the remainder due to increased staff and other administrative functions necessary to support the increase in sales.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1997 decreased 49.6% to $0.3 million, and for the six month period decreased 46.1% to $0.5 million. The decrease in interest expense was primarily due to more favorable financing terms as well as the paydown of debt from the proceeds of the public offering.

NET INCOME. As a result of the factors discussed above, net income for the quarter ended March 31, 1997 was $1.3 million, an increase of $0.6 million, or 93.8%, compared with $0.7 million for the prior year's quarter. For the six months net income was $2.5 million, an increase of $1.1 million, or 81.3%, compared with the $1.4 million for the prior year. Net income increased primarily as a result of the increase in sales and a decline in operating expenses as a percentage of sales due to the fixed expenses being spread over a higher volume of sales.

As mentioned under net sales, the Company has opened one new sales branch and is in the process of opening two additional branches. Typically sales branches do not become profitable for the first six months of operations. Continuation of the current levels of net income will be dependent on successfully managing new branch offices, the successful expansion of services based revenue, developing competitive information systems responsive to customer needs, and the ability to maintain margins while remaining competitive in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $10.8 million during the three months ended March 31, 1997. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales.

Accounts receivable increased $14.4 million, as a result of continuing sales growth while inventories decreased $.2 million as of March 31, 1997. The Company's accounts receivable balance at March 31, 1997 and September 30, 1996 was $69.6 and $56.7 million. The number of days' sales outstanding in accounts receivable was 55 and 59 days as of March 31, 1997 and September 30, 1996, respectively. The reduction in days' sales outstanding was a result of the continued focus on collection activities.

Investing activities used cash totaling $0.9 million during the six months ended March 31, 1997. The investing activities related to the purchase of computer equipment and office furniture and equipment.

Financing activities provided net cash totaling $11.2 million during the six months ended March 31, 1997. The primary source of cash was from net borrowings under lines of credit of $10.8 million. Additionally, $.4 million was provided by employee purchases of stock under the Company's Employee Stock Purchase Plan.

As of March 31, 1997, the Company had approximately $2.7 million in cash, $0.6 million in restricted cash, and $21.0 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of March 31, 1997, such lines of credit provided for maximum aggregate borrowings of approximately $79 million, of which $47.3 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime rate. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

         Exhibit
          Number                                Description
         --------                               -----------

           11.2     Computation of Earnings Per Common Share
            27      Financial Data Schedule for the Quarter Ended March 31, 1997

    b. The Company did not file any reports on Form 8-K during the six months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        En Pointe Technologies, Inc.
                        ----------------------------
                        (REGISTRANT)



Date: May 12, 1997             By:  /s/ Robert A. Mercer
                                  -----------------------------------------
                                  Robert A. Mercer, Chief Financial Officer