Form 10-Q
period 1997-06-30
EN POINTE TECHNOLOGIES INC
filed 1997-08-11
CIK 1010305

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

For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 000-28052


                          EN POINTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                     I.R.S. Employer I. D.
incorporation or organization: Delaware            Number:  75-2467002

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California                                 90245
(Address of principal executive offices)            (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES   X       NO
                                        -----        -----


As of August 11, 1997, 5,705,073 shares of Common Stock of the Registrant were issued and outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Balance Sheets - June 30, 1997 and September 30, 1996     3

          Condensed Statements of Operations - Three Months and Nine Months
          Ended June 30, 1997 and 1996                                        4

          Condensed Statements of Cash Flows - Nine Months Ended
          June 30, 1997 and 1996                                              5

          Notes to Condensed Financial Statements - June 30, 1997             6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                  10

Item 6    Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                   11

EN POINTE TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)



                                                     June 30,      September 30,
                                                       1997            1996
                                                    -----------    -------------
                                                    (Unaudited)
                                     ASSETS:
Current assets:
  Cash                                               $    789       $  3,158
  Restricted cash                                         408            610
  Accounts receivable, net                             71,725         55,673
  Inventories                                           7,158          1,806
  Deferred tax asset                                      289            289
  Prepaid expenses and other current assets               994            566
                                                     --------       --------
    Total current assets                               81,363         62,102

Property and equipment, net of accumulated
  depreciation                                          3,366          2,821
                                                     --------       --------
    Total assets                                     $ 84,729       $ 64,923
                                                     --------       --------
                                                     --------       --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of notes payable                   $    195       $    164
  Borrowings under lines of credit                     43,952         36,504
  Accounts payable                                      8,372          1,781
  Accrued liabilities                                   3,308          2,425
  Other current liabilities                             2,727          2,890
                                                     --------       --------
    Total current liabilities                          58,554         43,764

Notes payable                                             513            284
                                                     --------       --------
    Total liabilities                                  59,067         44,048

Stockholders' equity:
  Common stock                                              6              6
  Additional paid-in capital                           17,485         16,670
  Retained earnings                                     8,171          4,199
                                                     --------       --------
  Total stockholders' equity:                          25,662         20,875
                                                     --------       --------
  Total liabilities and stockholders' equity         $ 84,729       $ 64,923
                                                     --------       --------
                                                     --------       --------



                  See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            Three Months Ended             Nine Months Ended
                                                 June 30,                      June 30,
                                         ------------------------      ------------------------
                                            1997           1996           1997           1996
                                         ---------       --------      ---------      ---------
 Net sales                               $ 128,400       $ 88,937      $ 356,661      $ 245,846
 Cost of sales                             116,671         81,465        325,456        225,674
                                         ---------       --------      ---------      ---------
    Gross profit                            11,729          7,472         31,205         20,172

 Selling and marketing expenses              5,737          4,032         15,898         10,636
 General and administrative expenses         3,193          1,730          7,673          3,734
 Litigation defense                             --            576             --          1,169
                                         ---------       --------      ---------      ---------
    Operating income                         2,799          1,134          7,634          4,633

 Interest expense                              312            350            927          1,491
 Other income, net                             (44)           (33)          (172)           (82)
                                         ---------       --------      ---------      ---------
    Income before income taxes               2,531            817          6,879          3,224

 Provision for income taxes                  1,070            358          2,907          1,381
                                         ---------       --------      ---------      ---------
    Net income                            $  1,461         $  459       $  3,972       $  1,843
                                         ---------       --------      ---------      ---------
                                         ---------       --------      ---------      ---------
       Net income per share, primary
       and fully diluted                   $  0.25        $  0.10        $  0.68        $  0.48
                                         ---------       --------      ---------      ---------
                                         ---------       --------      ---------      ---------

    Weighted average shares outstanding      5,785          4,756          5,832          3,822
                                         ---------       --------      ---------      ---------
                                         ---------       --------      ---------      ---------




                   See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                            Nine Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
 Cash flows from operating activities:
   Net income                                           $   3,972     $   1,843
   Adjustments to reconcile net income to
     net cash used by operations:
     Depreciation and amortization                            880           388
     Deferred compensation                                     80            --
     Allowance for doubtful accounts                          437           270
     Allowance for returns                                    150           180
     Net changes in operating assets and
       liabilities                                        (14,906)      (15,353)
                                                        ---------     ---------
     Net cash used by operating activities                 (9,387)      (12,672)

 Cash flows from investing activities:

 Software development                                          --          (396)
 Purchase of property and equipment                        (1,425)       (1,004)
                                                        ---------     ---------
     Net cash used by investing activities                 (1,425)       (1,400)


 Cash flows from financing activities:

 Book overdraft                                                --            --
 Net borrowings under lines of credit                       7,448         2,249
 Payment on notes payable to stockholders                      --          (150)
 Proceeds from lease obligation                               402            --
 Payment on long-term debt                                   (141)       (3,312)
 Proceeds from sales of stock                                 734        15,730
                                                        ---------     ---------
     Net cash provided by financing activities              8,443        14,517


                                                        ---------     ---------
 Decrease in cash                                       $  (2,369)    $     445
                                                        ---------     ---------
                                                        ---------     ---------

 Supplemental disclosures of cash flow
   information:
   Interest paid                                        $     911     $   1,528
                                                        ---------     ---------
                                                        ---------     ---------
   Income taxes paid                                    $   3,868     $   2,310
                                                        ---------     ---------
                                                        ---------     ---------



                  See Notes to Condensed Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and General Information

The accompanying condensed unaudited financial statements of En Pointe Technologies, Inc. (the "Company" or "En Pointe") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

Note 2 - Commitments

The Company has established compensation plans with two key executives that include bonus payments based on a percentage of pretax income. The bonuses are conditioned upon reaching certain minimum targets of pretax income. One executive bonus became effective April 1, 1997 and was set at 3 1/2% of pretax income. The other commences July 1 and is set at 2 1/2% of pretax income. For the fourth quarter of the 1997 fiscal year, the combined bonuses will amount to 6% of pretax income.

Note 3 - Stock Option Plan

On May 27, 1997 the Company amended its 1996 Stock Incentive Plan to increase the number of shares which can be issued under the plan from 360,000 shares to 960,000 shares. Of the 600,000 increase in options, 231,600 were issued as of June 30, 1997.

Note 4 - Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, Comprehensive Income. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the financial statements.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS 131 on the financial statements.


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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                 Three Months Ended   Nine Months Ended
                                                      June 30,            June 30,
                                                 ------------------  ------------------
                                                   1997      1996      1997      1996
                                                 --------  --------  --------  --------
Net sales. . . . . . . . . . . . . . . . . .      100.0%    100.0%    100.0%    100.0%
Cost of sales. . . . . . . . . . . . . . . .       90.9      91.6      91.3      91.8
                                                 ------    ------    ------    ------
  Gross profit . . . . . . . . . . . . . . .        9.1       8.4       8.7       8.2
Selling and marketing expenses . . . . . . .        4.4       4.6       4.4       4.3
General and administrative expenses. . . . .        2.5       1.9       2.2       1.5
Litigation defense . . . . . . . . . . . . .         --       0.6        --       0.5
                                                 ------    ------    ------    ------
  Operating income . . . . . . . . . . . . .        2.2       1.3       2.1       1.9
Interest expense . . . . . . . . . . . . . .        0.2       0.4       0.2       0.6
Other income, net. . . . . . . . . . . . . .        0.0        --       0.0        --
                                                 ------    ------    ------    ------
  Income before income taxes . . . . . . . .        2.0       0.9       1.9       1.3
Provision for income taxes . . . . . . . . .        0.9       0.4       0.8       0.7
                                                 ------    ------    ------    ------
  Net income . . . . . . . . . . . . . . . .        1.1%      0.5%      1.1%      0.6%
                                                 ------    ------    ------    ------
                                                 ------    ------    ------    ------

COMPARISON OF THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

All comparisons within the following discussion are related to the same periods of the previous year.

NET SALES.   Revenues increased 44.4% to $128.4 million in the third fiscal quarter of 1997 and 45.1% to $356.7 in the first nine months of fiscal 1997, from $89.9 and $245.8 million in the corresponding periods of 1996. Of the $39.5 million increase in sales for the quarter, a majority was from increased sales activity in the Southern California region, chiefly from sales to the public and energy sector. The remainder was from sales to IBM and related customers of IBM global services.

GROSS PROFIT.   Gross profit as a percentage of sales improved to 9.1% for the quarter compared with 8.3% in the prior quarter and 8.4% a year ago. Contributing to the margin improvement from the prior quarter was a combination of factors including leveraged purchasing power on certain products, a reduction in lower margin sales under the IBM sales contract and an increase in service sales to $1.9 million (from $1.3) with a 30% margin. Margin improvement from the 1996 quarter was largely due to improved purchasing terms and the initiation of the higher margin service business.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 42.3% to $5.7 million in the third fiscal quarter of 1997 and 49.5% to $15.9 million in the first nine months of fiscal 1997, from $4.0 and $10.6 million in the corresponding periods of 1996. Selling and marketing expenses as a percentage of sales declined from 4.6% in the prior quarter to 4.4% in the current, but remained consistant with the year-to-date for the current and prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 84.6% to $3.2 million million in the third fiscal quarter of 1997 and 105.5% to $7.7 million in the first nine months of fiscal 1997, from the $1.7 and $3.7 million in the corresponding periods of 1996. Of the $1.5 million increase for the third quarter, $0.7 million was from investment in the Company's information systems resources that was not a factor in the 1996 quarter. The remainder was due to increased staff and other administrative functions necessary to support the Company's growth. For the nine month period, $1.7 million of the $3.9 million increase was again represented by increased costs for information systems, with the remainder due to increased staff and other administrative functions necessary to support the increase in sales.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1997 decreased 10.9% to $0.3 million, and for the nine month period decreased 37.8% to $0.9 million. The decrease in interest expense was primarily due to more favorable financing terms as well as the paydown of debt from the proceeds of the public offering.

NET INCOME. As a result of the factors discussed above, net income for the quarter ended June 30, 1997 was $1.5 million, an increase of $1.0 million, or 218.3%, compared with $0.5 million for the prior year's quarter. For the nine months net income was $4.0 million, an increase of $2.1 million, or 115.5%, compared with the $1.8 million for the prior year. Net income increased primarily as a result of the increase in sales and a decline in operating expenses as a percentage of sales due to the fixed expenses being spread over a higher volume of sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $9.4 million during the nine months ended June 30, 1997. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales.

Accounts receivable increased $16.6 million, as a result of continuing sales growth and inventories increased $5.4 million as of June 30, 1997. The Company's accounts receivable balance at June 30, 1997 and September 30, 1996 was $73.2 and $56.7 million. The number of days' sales outstanding in accounts receivable was 52 and 59 days as of June 30, 1997 and September 30, 1996, respectively. The reduction in days' sales outstanding was a result of the continued focus on collection activities.

Investing activities used cash totaling $1.4 million during the nine months ended June 30, 1997. The investing activities related to the purchase of computer equipment and office furniture and equipment.

Financing activities provided net cash totaling $8.4 million during the nine months ended June 30, 1997. The primary source of cash was from net borrowings under lines of credit of $8.4 million. Additionally, $.7 million was provided by employee purchases of stock under the Company's Employee Stock Purchase Plan and $.4 million was provided by proceeds from lease financing.

As of June 30, 1997, the Company had approximately $.8 million in cash, $0.4 million in restricted cash, and $22.8 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of June 30, 1997, such lines of credit provided for maximum aggregate borrowings of approximately $81 million, of which $44.0 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime rate. The lines of credit are automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

Management believes that existing cash, cash equivalents, available line of credit and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION OF THE COMPANY

The Company in its operations faces many risks and uncertainties that could adversely impact its future profitability. A few, but not all, are listed below:

SUCCESS OF OPENING NEW BRANCHES
The Company has opened three new sales branches and is in the process of opening one additional branch. Typically sales branches do not become profitable for the first six months of operations. Continuation of the current levels of net income will be dependent on successfully managing new branch offices, the successful expansion of services based revenue, developing competitive information systems responsive to customer needs, and the ability to maintain margins while remaining competitive in the marketplace.

INTENSE COMPETITION AND THIN MARGINS
The Company faces intense competition in the reseller industry as it tries to compete on price, product availability, credit terms, delivery time, services, and specific solutions to customer needs. The competition also extends to attracting and retaining qualified sales and technical personnel in the workforce. There can be no assurance that the Company will not in the future lose sales, reduce price margins, or be forced to take other competitive action in response to the marketplace. Furthermore, there can be no assurance that the Company will be able to attract and retain the talented sales and technical staff necessary to compete in the industry.

DEPENDENCE ON KEY SUPPLIERS AND AVAILABLE PRODUCT SUPPLY
The computer reseller industry regularly experiences product supply shortages as new products are introduced by manufacturers into the marketplace that often are under allocation to large volume buyers. To further affect product availability, manufacturers are free to change their method of allocation of product by going outside the regular channel of distribution that the Company depends upon. The Company buys most of its product from a few key suppliers with whom it has established purchasing agreements. While in the past the Company has been successful in obtaining product and maintaining favorable relationships with key suppliers, there can be no assurance that the Company will be able to do so in the future. Any adverse change could have an material impact on the profitability of the Company.

DEPENDENCE ON SUPPLIER INCENTIVE REBATES
Currently the Company depends on incentive rebates earned from suppliers for meeting certain goals or objectives as determined by the supplier. There can be no assurance that these rebates will be continued in the future and any reduction or discontinuance would have an adverse effect on the Company.

DEPENDENCE ON INFORMATION SYSTEMS
Several information systems are relied upon in the Company's day-to-day operations, particularly its EPIC system that is key in providing the sales force with vital product information and in executing and processing sales orders. While in the past the Company has not suffered any significant failure or down time from its systems, any future failure of the system could have a severe and adverse affect on operations. There can be no assurance that the Company's information system will not fail or that the Company will be able to expand and improve its system.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS
Quarterly results may fluctuate because of a number of factors including demand for product and services, availability, competitive conditions, new product introductions, and general economic conditions. Acquisitions or discontinuance of selling branches or product or service lines could also significantly impact quarterly results. While the Company attempts to manage its operating expense levels, the levels are premised on anticipated revenues and may not be subject to a quick enough adjustment in the event of a change in revenues to avoid impacting quarterly results. As a result of these various factors, quarterly results or comparisons of the Company's financial operations may not be meaningful or representative of future performance.

NO ASSURANCE OF SUCCESSFUL ACQUISITIONS
The Company may in the future seek acquisitions or purchases of businesses. Numerous risks are involved in acquisitions including but not limited to the potential dilution to present stockholders, should securities be issued, the possible incurrence of debt or goodwill and the effect on earnings of the amortization of any acquired goodwill, the diversion of management from daily business concerns, the integration of new management and their operating systems, the loss of key employees or customers, and possible misrepresentations from the seller. All of these factors could have a material adverse effect on the Company's operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit
               Number                        Description
               -------                       -----------

               10.30 Office Lease Agreement dated May 27, 1997 between 505 Waterford Park Limited Partnership and the Registrant for the property located at 505 North U.S. Highway 169, Plymouth, Minnesota.
               10.31 Office Lease Agreement dated May 6, 1997 between Beacon Properties, L.P., a Delaware limited partnership and the Registrant for property located at 400 Perimeter Center Terrace, Atlanta, Georgia.
               10.32 Office Lease Agreement dated April 18, 1997 between ABT Building Products Corporation and the Registrant for property located at 8420 University Executive Park, Charlotte, North Carolina.
               11.2      Computation of Earnings Per Common Share
               27        Financial Data Schedule for the Quarter Ended June 30,
                         1997

          b. On May 27, 1997, a report on Form 8-K was filed to report the stockholder approval of a 600,000 share increase in the number of shares of stock issuable pursuant to the Company's 1996 Stock Incentive Plan.

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


                              En Pointe Technologies, Inc.
                              ----------------------------
                              (REGISTRANT)



Date:  August 8, 1997              By:       /s/ Robert A. Mercer
                                      -----------------------------------------
                                      Robert A. Mercer, Chief Financial Officer