Form 10-K
period 1997-09-30
EN POINTE TECHNOLOGIES INC
filed 1997-12-29
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

    /X/  Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Fiscal Year ended September 30, 1997

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
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

    100 NORTH SEPULVEDA BOULEVARD, 19TH FLOOR, EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 725-5200

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES X     NO _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of December 22,1997, was approximately $31,631,271.

    The number of outstanding shares of the Registrant's Common Stock as of December 22, 1997 was 5,855,040.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 1998):
                             PART III, ITEMS 10-13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, INCLUDING BUT NOT LIMITED TO STATEMENTS CONTAINED IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS," AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

ITEM 1. BUSINESS

    En Pointe Technologies, Inc. ("En Pointe" or the "Company") is a national provider of information technology products and value-added services to large- and medium-sized companies and government entities. The Company has developed an innovative business model which capitalizes on the Company's proprietary information systems and the extensive warehousing, purchasing and distribution functions of selected national distributors of information technology products. The Company's proprietary information systems, which include its EPIC software, enable the Company to establish on-line communication links with its sales representatives, selected distributors and certain customers that provide pricing and availability information on a broad range of information technology products from multiple sources. By leveraging its proprietary information systems and distributor relationships, the Company is able to provide its customers access to an extensive range of products at competitive prices without the Company assuming the risks and costs associated with maintaining significant product inventories.

INDUSTRY OVERVIEW

    The markets for information technology products and services are expected to continue to experience significant growth over the next few years. According to DataQuest, Inc. ("DataQuest"), a leading industry publication, the U.S. market for personal computers is expected to increase from $60.1 billion in 1996 to $111.4 billion in 2000, representing a compound annual growth rate of 16.7%. In addition, DataQuest expects the U.S. information technology services market to increase from $56.0 billion in 1996 to $96.7 billion in 2000, representing a compound annual growth rate of 14.7%. The Company believes that the leading factors driving the growth in the markets for information technology products and services are the continued transition to distributed computing technologies, such as client/server, increased networking of personal computers into local area networks ("LANs") and wide area networks ("WANs"), increased use of the Internet and growing use of intranets in corporate environments.

    Significant price competition and abbreviated product lifecycles have forced information technology product manufacturers to pursue lower cost manufacturing, assembly and distribution strategies. Additionally, certain product manufacturers have elected to outsource the related configuration, installation and maintenance of their products to third party providers. Wholesale distributors, which inventory products from multiple vendors and sell to resellers as well as corporate resellers, which sell directly to corporate end users and provide related information technology services, have emerged as direct beneficiaries of these trends by manufacturers.

    The utilization of the information technology product distribution channel and the continued efforts by manufacturers to improve their cost structure have resulted in several changes in the marketplace. First, the wholesale distributor market has experienced consolidation as the high fixed costs associated with maintaining multiple warehouses and adequate inventory and the shift by manufacturers from exclusive distribution partners to "open sourcing" have forced a number of companies to align their businesses with financially stronger partners. Second, the significant working capital required to carry large in-stock product inventories and reductions in inventory price protection by manufacturers have caused many resellers to adjust their current business models. Due to the working capital required to maintain significant inventories, many corporate resellers often neither have the volume nor range of products to fill customer demands. Third, several product manufacturers have capitalized on their demand-driven operating model and direct selling efforts to capture market share from other manufacturers and corporate resellers.

    In response to these changing market dynamics, the Company believes the information technology product industry, and particularly corporate resellers, will increasingly rely on electronic commerce to procure and deliver products efficiently. The Company believes the ability to access product information quickly and order and track products electronically, as well as to transact business over the Internet, will provide a competitive advantage for corporate resellers. Additionally, within the corporate reseller market, the Company believes the ability to integrate electronically with end users and to provide seamless access for product specifications, pricing, availability and order tracking will enhance customer relationships and improve customer retention.

    The decision-making process that organizations are confronted with when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options with shortening lifecycles. Organizations are continually faced with technology obsolescence, and must design new networks and upgrade and migrate to new systems. According to The Gartner Group, an information technology research firm, the total cost of ownership of a personal computer over five years may be as much as five times the initial capital expense. As a result, corporate resellers are attempting to capitalize on their customer relationships initially developed through product procurement in order to provide related value-added services, including installation, pre- and post-sale technical support, configuration and maintenance services, as well as higher-end service offerings, including network and asset management, consulting and application development.

    Furthermore, the Company believes a trend is emerging whereby the final assembly of certain information technology products will be performed by third parties including corporate resellers and distributors. In order to compete more effectively and lower their costs, certain manufacturers have announced their intention to reduce their own inventories and the inventories of their distribution partners by implementing a build-to-order manufacturing process, whereby final assembly will be performed by corporate resellers and distributors as compared to the current build-to-forecast methodology employed by these manufacturers.

THE EN POINTE BUSINESS MODEL

    En Pointe's growth since its inception is attributable to its business model, which features (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) sophisticated proprietary information systems which enable En Pointe to provide enhanced customer service; and (iii) reduced working capital requirements by leveraging its limited inventory model and its Allied Distributor relationships.

    The Company seeks to maintain a low-cost overhead structure through the automation of many of its management and operating functions. En Pointe has developed proprietary information systems to monitor sales, product returns, profitability and accounts receivable at the sales representative, sales office and customer levels. Additionally, the Company has integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. The Company believes that this level of automation allows it to operate more efficiently and to provide its customers with competitive pricing and quality service.

    An integral component of the Company's business model is its ability to access an extensive selection of information technology products stocked by a number of distributors through its proprietary information systems, including its EMS and EPIC software. These information systems make available to the Company's sales representatives and certain of its customers product pricing and availability of a broad range of information technology products, downloaded on a daily basis, from certain large distributors of information technology products and services, including Ingram Micro Inc. ("Ingram Micro"), InaCom Corp. ("InaCom"), MicroAge, Inc. ("MicroAge"), Merisel FAB, Inc. ("Merisel FAB"), Synnex Information Technologies, Inc. ("Synnex") and Tech Data Corporation ("Tech Data") (the "Allied Distributors"). The information provided by the Company's information systems allows the Company's sales representatives to design each customer's order according to the particular needs of that customer. If obtaining the best price for a particular product is the customer's primary objective, the Company's information systems allow the sales representative to identify which of the Allied Distributors can supply the desired product at the best price. If immediate availability of products is the customer's primary objective, then the Company's information systems can indicate the availability of products from various Allied Distributors at different warehouse locations across the country, and the order can be placed at the Allied Distributor location which will enable the customer to receive the desired products in the shortest time possible. Furthermore, the Company's proprietary information systems allow the Company's customers to place a single order which may include a number of different products from multiple manufacturers or distributors. Each product ordered might ship overnight to a desired configuration center or directly to the customer's location for delivery to the end user. The Company's information systems can therefore reduce the amount of unfulfilled customer orders and the need to backorder products.

    The third element of the Company's business model is to reduce its working capital requirements by leveraging its limited inventory model and utilizing the extensive warehousing, purchasing and distribution functions of its Allied Distributors. Since inception, the Company has been an innovator in using the drop-shipping capabilities of the Allied Distributors to avoid many of the costs and risks associated with maintaining inventory, which also enables the Company to quickly adapt to changing demands. As product proliferation has occurred, the Company's limited inventory model has given it a competitive advantage with respect to price and availability on a broad range of products without the costs and risks associated with carrying large amounts of inventory. The Company believes its business model allows the Company to increase sales without a significant capital investment in inventory.

PROPRIETARY INFORMATION SYSTEMS

    The development and functionality of the Company's proprietary information systems, including its EMS and EPIC software, has been an important factor in the Company's success. These information systems provide online access to the collective inventory and pricing information of the Allied Distributors for all of the Company's sales offices, as well as for certain of the Company's customers. These information systems are installed at the Company's sales offices and can be installed, if desired, directly at a customer's facility. These information systems enable the Company's sales representatives and customers to access product pricing and availability information by manufacturer part number or product description and provide detailed product specifications for most major manufacturers. Customers can then enter orders on-line, check on the status of their orders (including orders being configured directly by En Pointe at its Memphis facility), access prior orders and serial numbers by purchase order numbers, check on back-ordered products and verify FedEx and UPS tracking and shipping numbers. The Company's systems can also provide the customer with customized reports showing invoice, purchase order, cost, ship-to address, serial numbers, dates, and totals of the products that such customer has purchased from En Pointe.

    The Company is currently in the process of rolling out the latest version of its EPIC software, EPIC 2.0, which it expects to have implemented by the end June 1998. EPIC 2.0 will offer greater functionality than the current applications and will allow the Company to strengthen its operational and marketing capabilities. EPIC 2.0 uses a three-tiered architecture designed around Microsoft's SQL client/ server technology. This architecture enables rapid deployment and development of the software and permits easy access to the inventory and pricing information of the Allied Distributors for the Company's customers and sales representatives. EPIC 2.0 provides added functionality in the areas of order tracking, real-time product pricing and availability, transaction lifecycle management, Internet accessibility, enhanced query capabilities and enhanced security. The Company is designing additional modules for payroll, commission and rebate tracking functionality.

    In addition, the Company continues to focus on the development of other value-added software applications which will improve customer accessibility to the EPIC software as well as enhance its customer service capabilities. EPIC NET and ReqBuilder are two recent developments which will add to the Company's customer service capabilities. EPIC NET is a web-based front end to the EPIC software that allows a customer to generate product quotes and orders remotely from the customer's site via the Internet. ReqBuilder is a Company proprietary application which will assist the Company's customers in standardizing and streamlining their product procurement process over a web-accessible platform. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Proprietary Technology."

PRODUCTS AND VALUE-ADDED SERVICES

    PRODUCTS

    The majority of the Company's sales to date have been attributable to the resale of information technology products. The Company currently makes available to its customers an extensive selection of information technology products at what it believes to be a competitive combination of price and availability. The Company currently offers over 36,000 information technology products from over 700 manufacturers, including International Business Machines Corporation ("IBM"), Compaq Computer Corporation ("Compaq"), Hewlett Packard Company ("Hewlett Packard" or "HP"), Dell, Apple, Digital Equipment Corp. ("DEC"), 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp., NEC Corp., Novell, Inc. ("Novell"), Kingston Technology Corporation, Lexmark International Group, Inc., Sony Corporation and Bay Networks, Inc. The Company is also certified as a Microsoft Senior Partner. Products offered by the Company include desktop and laptop computers, monitors, servers, memory, midrange systems, peripherals and operating system and application software. Products manufactured by IBM, Compaq and Hewlett Packard accounted for 34.3%, 18.2% and 16.9%, respectively, of the Company's net sales in fiscal 1997.

    VALUE-ADDED SERVICES

    The Company believes it can provide value to its customers not only by offering an extensive selection of information technology products from a variety of manufacturers and distributors, but also by offering related value-added services. The gross profit margin on the value-added services which the Company currently offers are significantly higher than the gross profit margin on the Company's information technology products reselling business. The Company has traditionally provided many of these services via outsourcing arrangements with third parties; however, in order to further promote the value-added portion of its business, the Company is in the process of expanding its internal service capabilities. The Company intends to expand upon its offering of value-added services by focusing upon three different categories of service: technical services; consulting services; and customer information services. The Company intends to provide these services pursuant to both services contracts as well as on a time and materials basis. The provision of value-added services currently does not account for a material portion of the Company's net sales.

    The Company's technical services include installation, pre- and post-sale technical support, network design, maintenance, product configuration, on-site technical staffing and project roll-out. The Company currently offers its customers configuration services at its Memphis, Tennessee facility or through outsourcing arrangements with certain Allied Distributors. The ability to configure product orders has become increasingly important to En Pointe's targeted customer base, and in response to the increased demand for these services, the Company is planning to open a new configuration center in Ontario, California. This new facility is expected to provide the Company with a greater configuration capacity, as well as enable the

Company to offer board-level repair and maintenance services. The Company's project roll-out services generally involve the procurement of large volumes of computer equipment with standard configurations delivered on a specific timetable over a relatively short period of time. Roll-out projects may include support capabilities such as project management, product scheduling, software loading and testing, the coordination of shipments to multiple customer locations and overall quality control.

    The Company's consulting services currently include LAN/WAN integration, asset management, mid-range systems consulting and special projects. The Company's LAN/WAN integration services include consultation regarding communication equipment requirements, configuring proposed solutions, systems integration, installation and training. The Company's asset management services consist of compiling and maintaining detailed information about a customer's installed base of hardware and software assets, as well as all subsequent service events related to those assets. The Company's mid-range system consulting services involve the deployment and integration of RISC-based platforms. To support these services, En Pointe personnel participate in software solution provider certification and authorization programs. En Pointe currently has attained the following nationwide certifications and designations:
Microsoft Windows NT Certified, 3Com NETBuilder II and LinkBuilder III GH Authorized, DEC Alpha and IBM RS 6000/AIS. In addition, the Company is authorized to provide HP 9000 and Sun Microsystems, Inc. products in selected locations and to selected market segments.

    Finally, the Company believes that its experience in designing and developing its proprietary software systems provides the expertise necessary to develop more advanced services, including application development and web site development. The Company has recently entered into contracts to design and build web sites for Mercury General Corporation and for the Los Angeles Department of Airports. The Company has recently entered into a licensing agreement with Shopping.com, an Internet shopping service, which plans to utilize the Company's EPIC 2.0 software as the technology behind its Internet shopping venture.

CUSTOMERS

    The Company's business model has allowed the Company to capture the business of a number of large- and medium-sized corporate and government customers. The Company's policy is to attract major customers by offering them "cost-plus" pricing, whereby the Company prices information technology products at the Company's cost plus a certain additional percentage negotiated with the customer. Once the Company has been approved as a supplier to a customer, the Company seeks to capture a significant portion of that customer's business, which is typically spread over a number of resellers. The Company believes that maintaining high customer satisfaction will enable the Company to more effectively expand the range of value-added services it provides to include sales of technical services, consulting services and customer information services.

    The entities listed below are illustrative of the wide range of customers which have purchased information technology products and/or services from the Company during fiscal 1997:

Chase Manhattan Bank          Mercury General Corporation  McGraw Hill
ARCO                          State of Georgia             State of Texas
IBM                           State of Oregon              State of Washington
                                                           State of California
Boeing                        Northrop Grumman Corp.         (CMAS)

    A substantial portion of the Company's net sales are derived under long-term contracts, typically of at least one to two years' duration. However, these contracts are usually non-exclusive agreements which are terminable upon 30 days' notice by either party. Purchases from customers are made pursuant to individual purchase orders.

    In 1995, the Company was one of three resellers awarded a three-year non-exclusive national contract with IBM to supply information technology products to IBM, its wholly-owned subsidiaries, as well as certain operating divisions and customers of IBM. For the fiscal years ended September 30, 1997, 1996 and 1995, net sales to IBM and certain IBM customers under the Company's contract with IBM accounted for approximately 29.6%, 28.3% and 12.1%, respectively, of the Company's net sales. IBM has extended the contract through June 1998, at which time IBM will enter into new contracts (which the Company believes will also include international sales) with one or more entities bidding for this contract. The Company expects to bid for this contract. However, no assurance can be made that the Company will be one of the entities awarded this new contract. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Relationships With IBM And Other Large Customers."

SALES AND MARKETING

    The Company currently employs approximately 232 sales representatives in 16 sales offices located throughout the U.S. (including its headquarters located in El Segundo, California). The Company's sales efforts for most customers are based in the regional sales offices, while certain of the Company's larger customer relationships are maintained at the Company's headquarters. All of the Company's sales representatives have access to the Company's proprietary information systems. These systems allow the Company's sales representatives to focus more on sales and less on the administrative tasks associated with processing orders. Although the Company is highly reliant on its various automated systems, the Company believes that high levels of personal interaction with customers ensures the highest level of customer satisfaction. The Company currently has sales offices in Irvine, Palo Alto, Sacramento, Denver, New York City, Austin, Dallas, Portland, Salt Lake City, Seattle, Chicago, Atlanta, Charlotte, Minneapolis and Memphis. The Company has adopted an entrepreneurial approach with respect to its sales offices. Towards that end, sales office personnel are usually given a high degree of autonomy, including limited pricing authority. Each sales office also has profit and loss responsibility, with compensation of sales office managers tied to the performance of their office.

    The Company's practice is to hire experienced industry sales representatives. Sales representatives are compensated based on the profitability of their sales and their subsequent management of the account. The Company typically will only guarantee the salary of a new sales representative for several months, after which time all compensation to the sales representative will come in the form of commissions. This compensation structure has been very successful for the Company, as the most effective sales personnel enjoy a high level of compensation relative to the industry average.

DISTRIBUTION

    Many resellers of information technology products have assumed certain of the functions of distributors, including stocking inventory, developing and maintaining inventory control systems and establishing distribution systems. By doing so, these resellers have incurred additional capital costs associated with the warehousing of products, including the costs of leasing warehouse space, maintaining inventory and tracking systems and employing personnel for stocking and shipping duties. Furthermore, resellers which stock inventory risk obsolescence costs, which the Company believes may be significant due to the frequent product innovation and associated product obsolescence that characterizes the information technology products market. The Company believes that these overhead and "touch" costs require many resellers to incur expenses which the Company expects more than offset the advantages of the lower purchase prices that may be available to such resellers through their direct purchasing relationships with manufacturers.

    The Company's business model allows it to eliminate many overhead and "touch" costs and risks. The Company has sought to take advantage of the operational strengths of its Allied Distributors, who have developed extensive warehousing, purchasing and distribution functions. As a result, En Pointe is able to reduce its investment in product inventory and capital costs associated with these "back office" functions and can accept lower gross profit margins than many of its competitors and still remain profitable.

    One key feature of the Company's business model is the ability of the Company to reliably deliver products purchased through the Company in a timely fashion. The Company's information systems, which also serve as the Company's ordering systems, allow the Company to place orders on a same-day basis. Most orders for in-stock product are picked, staged and drop-shipped to the customer from the Allied Distributor within 24 hours of receipt of order, and on the same business day for orders received by 2 p.m. Pacific Time. The standard delivery time is two to three business days. The configuration process will usually add a maximum of three business days. After an order is entered, it is reviewed and approved at the Company's headquarters and sent out electronically to the chosen distributor. Once the order is shipped by the distributor, shipping information is downloaded by the Company (usually done the day after the order is placed) into its information systems. The Company will then use that information to produce an invoice, which is sent to the customer. If a customer places an order which cannot be filled by an individual distributor, then the Company will split the order among multiple distributors.

    Most of the Company's information technology product orders are currently filled by the Allied Distributors. By choosing to rely on the "back office" strengths of its Allied Distributors, the Company is also able to concentrate on:

    - SPECIFYING, RESEARCHING AND RECOMMENDING TECHNOLOGY. En Pointe's sales representatives can use its proprietary information systems to assist its customers in selecting the most appropriate technology to meet their needs, as well as to determine the best combination of pricing and availability of a wide variety of information technology products.

    - COORDINATING AND OPTIMIZING PRODUCT DISTRIBUTION. Because En Pointe's sales representatives have the ability to access the current inventory and availability records of its Allied Distributors, these representatives are able to determine which distributor can best supply the customer. Furthermore, if any one distributor is unable to supply all of a customer's needs, En Pointe is generally able to fill a customer's order using multiple Allied Distributors. In order for En Pointe to facilitate the distribution of information technology products to its customers, En Pointe uses various carriers' (including FedEx and UPS) tracking software and tracking numbers supplied by Allied Distributors to track customer shipments.

    En Pointe has been able to successfully implement its strategy due in large part to the close relationships it has developed with the Allied Distributors. The Company has been able to maintain these relationships due to several factors, the most important of which is the volume of business that the Company generates. This volume enables the Company to negotiate with its Allied Distributors to receive discounts on certain products which the Company may pass along to its customers. As the Company's sales have grown, it has been able to take advantage of these discounts. In addition, many manufacturers make discounts available from time to time to customers who place large-volume orders. The Company seeks to participate in these discounts either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, who in turn will pass a portion along to resellers. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Distributors And Manufacturers."

COMPETITION

    The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, manufacturers and national computer retailers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company which allow them to offer the same products and services at a lower price. Many of the

Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom Systems, Inc. ("CompuCom"), Dell Computer Corporation ("Dell"), Elcom International, Inc. ("Elcom"), Entex Information Services, Inc. ("Entex"), InaCom Corp. ("InaCom"), MicroAge, Inc. ("MircoAge"), Vanstar Corp. ("Vanstar") and CDW Computer Centers, Inc. ("CDW"). The Company expects to face additional competition from new market entrants in the future.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "--Industry Overview" and "Factors Which May Affect Future Operating Results--Competition."

INTELLECTUAL PROPERTY

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its proprietary technology, especially its rights in the EPIC software. The Company relies primarily upon trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. While the Company has a copyright on its EPIC 1.5 software, and has applied for a copyright on its EPIC 2.0 software, it does not have any patents on any other proprietary technology which the Company believes to be material to its future success, and insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees will provide meaningful protection of the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

    There can be no assurance that the Company will not become subject to claims of infringement involving its information systems, or any other system, including the Company's EPIC software. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

    The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo. The Company has been issued registrations for the mark "En Pointe" as well as its logo in the United States and has pending registrations in Canada, Mexico and the European Community. The Company does not believe that its operations are dependent upon any of its trademarks or service marks. The Company also sells products and provides services under various trademarks, service marks, and trade names to which reference is made in this Annual Report on Form 10-K that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Proprietary Technology."

EMPLOYEES

    As of November 30, 1997, the Company employed approximately 434 individuals, including approximately 232 sales representatives, 80 systems engineers and service technicians and 122 in administration and finance. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

    IN ADDITION TO THE INFORMATION SET FORTH ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS FOR THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO RESELL INFORMATION TECHNOLOGY PRODUCTS; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY SALES, TECHNICAL AND MANAGEMENT PERSONNEL; THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR IN THE COMPANY'S OPERATIONS OR BUSINESS, AND ANY OR ALL OF THESE FACTORS MAY AFFECT THE COMPANY'S ABILITY TO CONTINUE ITS CURRENT RATE OF SALES GROWTH OR MAY RESULT IN LOWER SALES VOLUME THAN CURRENTLY EXPERIENCED. CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO (I) A SIGNIFICANT PORTION OF THE COMPANY'S SALES CONTINUING TO BE TO CERTAIN LARGE CUSTOMERS, (II) CONTINUED DEPENDENCE BY THE COMPANY ON CERTAIN ALLIED DISTRIBUTORS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE INFORMATION TECHNOLOGY MARKET, (IV) THE LACK OF PRIOR EXPERIENCE OF THE COMPANY IN THE PROVISION OF VALUE-ADDED SERVICES AND (V) THE DECISION BY THE COMPANY TO EXPAND ITS SALES FORCE INTO VARIOUS NEW GEOGRAPHIC TERRITORIES. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE
  CUSTOMERS

    For the years ended September 30, 1997, 1996 and 1995, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 29.6%, 28.3% and 12.1%, respectively, of the Company's net sales. The Company's contracts for the provision of products or services are generally non-exclusive agreements which are terminable by either party upon 30 days notice. The loss of IBM or any other large customer, the failure of IBM or any other large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by IBM or any other large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The current contract with IBM is due to expire in June 1998, at which time IBM will enter into new contracts with certain resellers to supply it, and certain of its customers, with products and services. Although the Company intends to bid for such contract, there can be no assurance that the Company will be successful in obtaining such contract. The inability of the Company to retain the current contract or obtain the new contract would have a material adverse impact on the Company's business, financial position, results of operations and cash flows. See "Business--Customers."

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

    A key element of the Company's past success and future business strategy involves the establishment of alliances with certain large distributors of information technology products and services, including Ingram Micro, InaCom, MicroAge, Merisel FAB, Synnex and Tech Data. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from two Allied Distributors, Ingram Micro and InaCom, accounted for 73.4% of the Company's aggregate purchases in fiscal 1997. Certain Allied Distributors provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain Allied Distributors for many of the same customers and therefore there can be no assurance that any such Allied Distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Substantially all of the Company's contracts with its Allied Distributors are terminable by either party upon 30 days' notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the Allied Distributors, modification of the terms or discontinuance of agreements with any of the Allied Distributors, failure to meet minimum purchase volume requirements, or the failure to establish a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business--Distribution."

    Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the Allied Distributors, which in turn may limit the number of units available to the Company for resale to its customers. In addition, because certain products offered by the Company are subject to manufacturer or distributor allocations, which limit the number of units of such products available to the Company for resale to its customers, there can be no assurance that the Company will be able to offer popular new products or product enhancements to its customers in sufficient quantity or in a timely manner to meet demand. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from such manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the manufacturers. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers. Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers or the failure of the Company to gain sufficient access to such new products or product enhancements could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business-- Products and Value-Added Services."

    Recent changes in the information technology industry, especially pressure on gross profit margins, has adversely affected a number of distributors of information technology products, including certain Allied Distributors. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect the Company's distributors. Because the Company's overall business strategy depends on the Company's relationships with the Allied Distributors, the Company's business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and Allied Distributors in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has recently been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because the Company's business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to the Company, which could have a material adverse impact on the Company's business, financial position, results of operations and cash flows. See "Business-- Industry Overview."

COMPETITION

    The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, manufacturers and national computer retailers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company which allow them to offer the same products and services at a lower price. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom, Dell, Elcom, Entex, InaCom, MicroAge, Vanstar and CDW. The Company expects to face additional competition from new market entrants in the future.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business--Industry Overview" and "--Competition."

RISKS ASSOCIATED WITH INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS
  OF DISTRIBUTION

    The information technology industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution and accordingly such channels have proliferated. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers in an effort to increase efficiency. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of information technology products requires the Company to sell a greater number of products to achieve the same level of net sales and gross profit. The continuation of such trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, it is possible that the historically high rate of growth of the information technology industry may slow at some point in the future, resulting in a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, new methods of distributing and selling information technology products, such as on-line shopping services and catalogs published on CD-ROM, may emerge in the future. Hardware and software manufacturers have sold, and may in the future intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate customers. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

    Recently, a trend has emerged whereby the final assembly of certain information technology products is performed by resellers and distributors. In order to compete more effectively and lower their costs, certain information technology product manufacturers that rely on the wholesale distribution model have announced their intention to reduce their own inventories and the inventories of their resellers and distributors by implementing a "build-to-order" manufacturing process. These major manufacturers have also begun to develop programs whereby final assembly will be performed by resellers and distributors ("channel assembly") as compared to the current "build-to-forecast" methodology employed by these manufacturers. The Company has not, to date, been authorized to participate in any announced build-to-order manufacturing processes, and there can be no assurance that the Company will ever be authorized to participate in any such process. The failure of the Company to obtain any such authorization could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. If the Company eventually participates in a "build-to-order" process, the Company will have to make a significant capital investment in order to successfully participate in such process. See "Business--Industry Overview."

RISKS ASSOCIATED WITH DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its proprietary technology in general and its EPIC software in particular. The Company relies primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There can be no assurance that the existing methods for protecting the Company's proprietary technology will be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor can any assurance be given that the Company will be able to achieve or maintain a meaningful technological advantage. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or unauthorized use by others, or in defending itself against similar claims by other holders of proprietary information. While the Company has a copyright on its EPIC 1.5 software and has applied for a copyright of its EPIC 2.0 software, it does not have any patents on other proprietary technology which the Company believes to be material to the Company's future success. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. See "Business--Intellectual Property."

    The Company may experience delays, complications or expenses in installing, integrating and operating the EPIC software, especially its EPIC 2.0 upgrade, or interruptions or disruptions in EPIC software operations, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company believes that its EPIC software will require modification or improvement as the Company expands. Such modification or improvement may require substantial expenditures to design and implement and may interrupt the Company's operations, resulting in a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Intellectual Property" and "Business--Proprietary Information Systems."

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

    The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and the Company's value-added services; introduction of new hardware and software technologies; introduction of new value-added services by the Company and its competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable; and general competitive and economic conditions. In addition, a substantial portion of the Company's net sales in each quarter results from orders booked in such quarter. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

    The Company's historical growth in net income has been driven primarily by net sales growth rather than increased profit margins. The Company's gross profit margins are low compared to many other resellers of information technology products. In fiscal 1997, the Company's gross profit margin was 9.0%. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins generated by the Company as a result of its reliance on purchasing information technology products from its Allied Distributors, it is unlikely that the Company will be able to substantially increase gross profit margins in its core business of reselling information technology products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of the Company's business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by the Company to increase or maintain its gross profit margins and sales levels could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED
  WITH DEPENDENCE ON IBMCC

    The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventory. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 1997, the Company had outstanding borrowings under its credit facilities of $50.7 million out of a total availability under its credit facilities of $81.0 million.

    The Company has primarily funded its working capital requirements through a $70.0 million Inventory and Working Capital Agreement (the "IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC"). At September 30, 1997, the outstanding principal balance under the IBMCC Financing Agreement was approximately $44.7 million. Borrowings under the IBMCC Financing Agreement are collateralized by certain assets of the Company, including accounts receivable, inventory and equipment. The IBMCC Financing Agreement expires April 13, 1998. IBMCC may terminate the IBMCC Financing Agreement at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as such term is defined in the IBMCC Financing Agreement). In the event of such termination, the outstanding borrowings under the IBMCC Financing Agreement become immediately due and payable in their entirety. The termination of the IBMCC Financing Agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the IBMCC Financing Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

RISKS RELATED TO DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY PERSONNEL

    The Company believes that its success has been and will continue to be dependent on the services and efforts of its existing senior management and other key personnel. The loss of the services of one or more of any of the Company's existing senior management and other key personnel would have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

    The Company's success and its plans for future growth also depend on its ability to attract and retain highly skilled personnel in all areas of its business, including application development, sales and technical services. Competition for qualified personnel in the information technology industry is intense, and although the Company believes that it has thus far been successful in attracting and retaining qualified personnel for its business, the inability to attract and retain qualified personnel in the future could have a material adverse effect upon the Company's business, financial position, results of operations and cash flows.

RISKS RELATED TO MANAGEMENT OF GROWTH

    Since its inception, the Company has experienced rapid growth in net sales, the number of its employees and branch offices, the amount of administrative overhead and the type of services offered. This growth has and, if continued, will continue to put strains on the Company's management, operational and financial resources. To execute the Company's growth strategy, the Company expects to require the addition of new management personnel, including application development, sales and technical services personnel, and the development of additional expertise by existing personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems (at both the national and local level), to develop the skills of its managers and supervisors and to hire, train, motivate, retain and effectively manage its employees. There can be no assurance that the Company will be successful in managing any future expansion, and the failure to do so could materially adversely affect the Company's business, financial position, results of operations and cash flows.

    The Company is currently in the process of upgrading its accounting software system. The Company expects that such upgrade will utilize a considerable amount of the Company's management resources. There can be no assurance that the Company will be able to successfully implement such software system, and such failure could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH EXPANDING SERVICES CAPABILITIES

    The Company is expanding the nature and scope of its value-added services. There can be no assurance that the value-added services business will be successfully integrated with the Company's information technology products reselling business or that the Company will be able to effectively compete in this market. If the Company is unable to effectively provide value-added services, it may be unable to effectively compete for the business of certain large customers which require the provision of such services as a condition to purchasing products from the Company. In addition, the Company will be subject to risks commonly associated with a value-added services business, including dependence on reputation, volatility of workload and dependence on ability to recruit and retain qualified technical personnel. The expansion of the Company's value-added services is expected to require a significant capital investment, including a large increase in the number of technical employees. Also, a portion of the Company's value-added services revenue may be derived from the performance of services pursuant to fixed-price contracts. As a result, cost overruns due to price increases, unanticipated problems, inefficient project management or inaccurate estimation of costs could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Products and Value-Added Services."

RISKS RELATED TO GEOGRAPHIC EXPANSION

    The Company's growth has been and will continue to be driven, in part, by sales generated through expansion into new geographic markets. The Company has already opened sales offices in many of the metropolitan markets that the Company believes offer the most potential for sales growth. Accordingly, to the extent the Company attempts to open additional sales offices, there can be no assurance that the new offices will experience the same success, if any, experienced by the Company's existing sales offices. The failure of the Company to expand or the failure by the Company to generate sufficient sales volumes in new sales offices could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company generally incurs start-up expenses with respect to a new sales office for three to six months after opening such sales office, and therefore, any increase in the rate at which the Company opens new sales offices could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH ACQUISITIONS AND INVESTMENTS IN COMPLEMENTARY BUSINESSES

    One element of the Company's growth strategy may include expanding its business through strategic acquisitions and investments in complementary businesses. The Company has not had significant acquisition or investment experience, and there can be no assurance that the Company will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or integrate acquired businesses into its operations. Acquisitions and investments involve numerous risks, including difficulties in the assimilation of the operations, services, products, vendor agreements, and personnel of the acquired company, the diversion of management's attention and other resources from other business concerns, entry into markets in which the Company has little or no prior experience, and the potential loss of key employees, customers, or contracts of the acquired company. Acquisition and investments could also conflict with restrictions in the Company's agreements with existing or future distributors or manufacturers. The Company is unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. The Company's failure to successfully manage any potential acquisitions or investments in complementary businesses could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH PLANNED INTERNATIONAL OPERATIONS

    Although the Company to date has not generated significant net sales from international operations, one of the elements of its growth strategy is to expand internationally. There can be no assurance that the Company will be able to successfully expand its international business. There are certain risks inherent in doing business on an international level, such as remote management, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH BUSINESS INTERRUPTION; RISKS ASSOCIATED WITH DEPENDENCE ON
  CENTRALIZED FUNCTIONS

    The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. As a result, a substantial disruption of the Company's day-to-day operations could have a material adverse effect upon the Company's business, financial position, results of operations and cash flows. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its proprietary information systems, which are based in El Segundo, California. Repairs, replacement, relocation or a substantial interruption in these systems or in the Company's telephone or data communications systems, servers or power could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Although the Company has business interruption insurance, an uninsurable loss could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company's current use of a single configuration facility in Memphis also makes the Company more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Proprietary Information Systems."

RISKS ASSOCIATED WITH DEPENDENCE ON THIRD-PARTY SHIPPERS

    The Company presently ships products from Memphis, Tennessee, and will be shipping products from Ontario, California, by Federal Express Corporation ("FedEx") or United Parcel Service of America, Inc. ("UPS"), and the vast majority of products that the Company sells are drop-shipped for the Company to its customers by the Allied Distributors via these carriers. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption, or any other reason), could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company or others can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis. See "Business--Distribution."

RISKS ASSOCIATED WITH PRODUCT RETURNS

    As is typical of the information technology industry, the Company incurs expenses as a result of the return of products by customers. Such returns may result from defective goods, inadequate performance relative to customer expectations, distributor shipping errors and other causes which are outside the Company's control. Although the Company's distributors and manufacturers have specific return policies that enable the Company to return certain products for credit, to the extent that the Company's customers return products which are not accepted for return by the distributor or manufacturer of such products, the

Company will be forced to bear the cost of such returns. Any significant increase in the rate of product returns, coupled with the unwillingness by the Company's distributors or manufacturers to accept goods for return, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH EXTENSIONS OF CREDIT

    As a marketing enhancement, the Company offers unsecured and secured credit terms for qualified customers. Historically, the Company has not experienced losses from write-offs in excess of established reserves. While the Company evaluates customers' qualifications for credit and closely monitors its extensions of credit, defaults by customers in timely repayment of these extensions of credit could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL
  STOCKHOLDERS

    The directors, executive officers and principal stockholders of the Company and their affiliates beneficially own, in the aggregate, approximately 53.4% of the outstanding Common Stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval, such as certain amendments to the Company's Certificate of Incorporation. Additionally, the directors and executive officers have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of the Common Stock.

POTENTIAL VOLATILITY OF STOCK PRICE

    Factors such as the announcement of acquisitions by the Company or its competitors, quarter to quarter variations in the Company's operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of the Common Stock. Moreover, trading volumes in the Company's Common Stock have been low historically and could exacerbate price fluctuations in the Common Stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

    The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of the outstanding voting stock of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the market price of the Common Stock.

RISKS ASSOCIATED WITH POTENTIAL "YEAR 2000" PROBLEMS OF THIRD PARTIES

    It is possible that the currently installed computer systems, software products or other business systems of the Company's distributors, manufacturers or customers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption (commonly know as the "Year 2000 problem"). The Company's business systems, including its computer systems, are not subject to the Year 2000 problem; however, the Company is querying its distributors, manufacturers and customers as to their progress in identifying and addressing problems that their computer systems may face in correctly processing date information as the Year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in the computer systems of its distributors, manufacturers or customers in advance of their occurrence or that they will be able to successfully rectify any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, financial position, results of operations or cash flows. In addition, the purchasing patterns of existing and potential customers may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes.

ABSENCE OF DIVIDENDS

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, and does not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company's ability to pay cash dividends is currently restricted by certain of the Company's credit facilities, and the terms of future credit facilities or other agreements may contain similar restrictions. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

    The Company leases approximately 35,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring in May 2001. The Company also leases approximately 7,000 square feet of space for its configuration facility in Memphis, Tennessee, under a lease expiring November 1999. The Company owns an approximately 126,000 square foot facility in Ontario, California, which will primarily be used for configuration, board-level repair and maintenance services. The Company expects this facility to be operational by the end of June 1998. This facility is subject to a mortgage, the current outstanding principal of which is $4.0 million.

    The Company currently leases sixteen sales offices nationwide. The following table identifies the Company's sales offices:

                                                                             APPROXIMATE DATE
FACILITY                                                                          OPENED
--------------------------------------------------------------------------  ------------------
Corporate Headquarters and Sales Office:
  El Segundo, California..................................................  April 1993
Configuration Facility:
  Memphis, Tennessee......................................................  November 1994
Sales Offices:
  Dallas, Texas...........................................................  March 1993
  Palo Alto, California...................................................  April 1993
  Seattle, Washington.....................................................  June 1993
  Portland, Oregon........................................................  July 1993
  Austin, Texas...........................................................  May 1994
  New York, New York......................................................  July 1994
  Denver, Colorado........................................................  August 1994
  Salt Lake City, Utah....................................................  May 1996
  Chicago, Illinois.......................................................  July 1996
  Sacramento, California..................................................  August 1996
  Irvine, California......................................................  September 1996
  Atlanta, Georgia........................................................  April 1997
  Charlotte, North Carolina...............................................  April 1997
  Memphis, Tennessee......................................................  April 1997
  Minneapolis, Minnesota..................................................  July 1997

    Management believes the Company's headquarters, sales offices and configuration facilities are adequate to support its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company was named as a defendant in a lawsuit filed on August 8, 1997 in the Superior Court in the County of Los Angeles, California. (Case No. BC175991). The case name is CIC SYSTEMS, INC. V. EN POINTE TECHNOLOGIES, INC., ET AL., and the complaint alleges that the Company, along with one individual defendant who was a former employee of the plaintiff, conspired to target and persuade the plaintiff's sales personnel to leave plaintiff's employ and become employed by the Company and further alleges that the individual defendants, all of whom are former employees of the plaintiff, diverted to the Company sales and customers of the plaintiff, made false and misleading statements regarding the plaintiff, and misappropriated the plaintiff's trade secrets and proprietary information, all on behalf of the Company. The plaintiff is seeking unspecified damages as well as injunctive relief. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suit will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuit or not be able to claim compensation under its liability insurance policies, the Company's business, financial position, results of operations and cash flows may be adversely affected.

    The Company was named, along with Bob Din, as a defendant in a lawsuit filed April 29, 1997 in the Superior Court for the County of Los Angeles (Case No. BC170234). The case name for this filing is NOVAQUEST INFOSYSTEMS, ET AL. V. EN POINTE TECHNOLOGIES, INC., ET AL., and the complaint alleges that the

Company and Bob Din knowingly accepted trade secret information owned by the plaintiffs and furthermore alleges that the Company interfered with the plaintiffs' prospective economic advantage. The plaintiff is seeking unspecified damages as well as injunctive relief. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company believes that the claims in the suit will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Should the Company not be successful in defending against such lawsuit or not be able to claim compensation under its liability insurance policies, the Company's business, financial position, results of operations and cash flows may be adversely affected.

    The Company does not believe that any of the aforementioned claims have merit, and intends to defend itself against all such claims.

    The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ENPT." The following table sets forth, for the period indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                              RANGE OF SALES
                                                                                  PRICES
                                                                            ------------------
                                                                             HIGH        LOW
                                                                            -------    -------
Fiscal 1996
  Third quarter (from May 8, 1996)......................................... $13 1/8    $ 8 3/4
  Fourth quarter...........................................................  11 1/4      8 1/4
Fiscal 1997
  First quarter............................................................ $15        $ 9 1/8
  Second quarter...........................................................  13 5/8      8 1/2
  Third quarter............................................................  11 1/4      8 3/8
  Fourth quarter...........................................................  24 1/2      8 7/8
Fiscal 1998
  First quarter (through December 22, 1997)................................ $23 1/2    $ 8 5/8

    On December 22, 1997, the closing sale price for the Common Stock on the Nasdaq National Market was $10.50 per share. As of December 22, 1997, there were 44 stockholders of record of the Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, and does not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The Company's ability to pay cash dividends is restricted by certain of the Company's credit facilities, and the terms of future credit facilities or other agreements may contain similar restrictions. See "Item 1. Business: Factors Which May Affect Future Operating Results--Absence of Dividends."

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of September 30, 1996 and 1997 and for each of the years in the three year-period ended September 30, 1997 have been derived from the Company's Financial Statements and the related notes thereto that have been audited by Coopers & Lybrand L.L.P., independent accountants, which financial statements and report thereon are included elsewhere in this Annual Report on Form 10-K.

    The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------
                                                         1993(1)      1994        1995        1996        1997
                                                        ---------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................  $  19,327  $  109,987  $  200,797  $  345,093  $  491,358
Cost of sales.........................................     17,288     101,057     184,761     316,165     447,276
                                                        ---------  ----------  ----------  ----------  ----------
  Gross profit........................................      2,039       8,930      16,036      28,928      44,082
Operating expenses:
  Selling and marketing expenses......................      1,277       5,493       9,307      15,253      22,339
  General and administrative expenses.................        688       2,159       3,755       5,948      10,905
  Litigation settlement and defense, net..............     --          --          --             525      --
                                                        ---------  ----------  ----------  ----------  ----------
    Operating income..................................         74       1,278       2,974       7,202      10,838
Interest expense......................................        192       1,121       1,843       1,673       1,239
Other income, net.....................................        (77)       (159)        (61)       (116)       (194)
                                                        ---------  ----------  ----------  ----------  ----------
    Income (loss) before income taxes.................        (41)        316       1,192       5,645       9,793
Provision (benefit) for income taxes..................        (21)        129         489       2,315       3,962
                                                        ---------  ----------  ----------  ----------  ----------
    Net income (loss).................................  $     (20) $      187  $      703  $    3,330  $    5,831
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
Net income (loss) per share:
  Primary.............................................  $   (0.01) $     0.06  $     0.21  $     0.77  $     1.00
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
  Fully diluted.......................................  $   (0.01) $     0.06  $     0.21  $     0.77  $     0.95
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
Weighted average shares and share equivalents
  outstanding (2):
  Primary.............................................      2,137       3,197       3,410       4,302       5,811
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------
  Fully diluted.......................................      2,137       3,197       3,410       4,302       6,155
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------


                                                                           AS OF SEPTEMBER 30,
                                                        ---------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                        ---------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................................  $     290  $    1,377  $    2,286  $   18,338  $   24,753
Total assets..........................................      9,784      24,462      36,792      64,923      90,862
Borrowings under line of credit and current portion of
  notes payable.......................................      7,843      19,084      29,202      36,668      50,890
Notes payable.........................................        666       1,940       1,733         284         463
Stockholders' equity (deficit)........................        (11)        189       1,832      20,875      28,319

------------------------

(1) Fiscal 1993 consisted of approximately eight months from the Company's inception on January 25, 1993.

(2) See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    The Company was incorporated in January 1993 and commenced operations in March 1993 as a reseller of information technology products. The Company began emphasizing its value-added offerings to its customers in fiscal 1997. Value-added services accounted for 1.6% of the Company's net sales in fiscal 1997. The gross profit margins on the value-added services which the Company currently offers are significantly higher than the gross profit margins on the Company's information technology products reselling business.

    The Company's net sales have increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $491.4 million in fiscal 1997, representing a compound annual growth rate of 64.7%. The growth in net sales has principally been driven by sales to new customers and increased sales to existing customers as well as geographic expansion through the opening of additional sales offices. The Company's gross profit margins have expanded from 8.1% in fiscal 1994 to 9.0% in fiscal 1997, principally due to increased purchasing volume resulting in better purchasing terms, a shift to higher-margin product sales, and sales of higher-margin value-added services. The Company's operating income increased from $1.3 million in fiscal 1994 to $10.8 million in fiscal 1997, representing a compound annual growth rate of 103.9%. The growth in operating income has been principally driven by increased sales and gross profit margins and a decline in general and administrative expenses, excluding software development costs, as a percentage of net sales.

    Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales include product and service costs and current and estimated allowances for returns of products not accepted by the Company's distributors or manufacturers, less any incentive credits.

    Because the Company's business model involves the resale of information technology products held in inventory by certain distributors, the Company does not maintain significant amounts of inventory on hand for resale. The Company typically does not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or the Company's configuration center in Memphis, Tennessee. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of the Company's net sales in any quarter result from orders received in that quarter. Although the Company maintains little, if any, inventory in stock for resale, it records as inventory the merchandise being configured and products purchased from distributors, but not yet shipped to customers.

    Because the Company does not experience significant differences for tax and financial reporting purposes, the Company's effective tax rate has not varied significantly from the statutory rate in the past, and the Company does not anticipate that its effective tax rate will vary significantly from the statutory rate in the future.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                   1995         1996         1997
                                                                -----------  -----------  -----------
Net sales.....................................................      100.0%       100.0%       100.0%
Cost of sales.................................................       92.0         91.6         91.0
                                                                    -----        -----        -----
  Gross profit................................................        8.0          8.4          9.0
Selling and marketing expenses................................        4.6          4.4          4.6
General and administrative expenses...........................        1.9          1.7          2.2
Litigation settlement and defense, net........................        0.0          0.2          0.0
                                                                    -----        -----        -----
  Operating income............................................        1.5          2.1          2.2
Interest expense..............................................        0.9          0.5          0.2
Other income, net.............................................        0.0          0.0          0.0
                                                                    -----        -----        -----
  Income before income taxes..................................        0.6          1.6          2.0
Provision for income taxes....................................        0.2          0.6          0.8
                                                                    -----        -----        -----
  Net income..................................................        0.4%         1.0%         1.2%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

    NET SALES. Net sales increased $146.3 million, or 42.4%, to $491.4 million in fiscal 1997 from $345.1 million in fiscal 1996. The increase in net sales was attributable to sales to new customers, increased sales to existing customers and increased sales of value-added services. The Company opened four sales offices in fiscal 1997, which contributed $10.6 million in net sales. Net sales under the IBM contract increased $47.9 million in fiscal 1997 to $145.5 million and accounted for 29.6% of net sales in fiscal 1997 compared with 28.3% of net sales in fiscal 1996.

    GROSS PROFIT. Gross profit increased $15.2 million, or 52.4%, to $44.1 million in fiscal 1997 from $28.9 million in fiscal 1996, and increased as a percentage of net sales to 9.0% in fiscal 1997 from 8.4% in fiscal 1996. The improvement in gross profit margin was primarily attributable to increased purchasing volume resulting in better purchasing terms, a shift to higher-margin product sales and sales of higher-margin value-added services.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $7.1 million, or 46.5%, to $22.3 million in fiscal 1997 from $15.3 million in fiscal 1996, primarily as a result of increased sales volume. As a percentage of net sales, selling and marketing expenses increased to 4.6% in fiscal 1997 from 4.4% in fiscal 1996, primarily due to the hiring of additional personnel and the opening of four sales branch offices.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.0 million, or 83.3%, to $10.9 million in fiscal 1997 from $5.9 million in fiscal 1996. A significant factor contributing to the increase in general and administrative expenses was an increase in software development costs which increased to $2.3 million in fiscal 1997 from $0.3 million in fiscal 1996. In addition, the Company hired additional personnel to support the increase in sales volume and other administrative duties. As a percentage of net sales, general and administrative expenses increased to 2.2% in fiscal 1997 from 1.7% in fiscal 1996.

    LITIGATION SETTLEMENT AND DEFENSE, NET. In April 1996, the Company entered into a settlement agreement with a former employee relating to claims with respect to the Company's use of certain proprietary software programs originally developed by the employee prior to his employment with the Company (the "Settlement"). As consideration for entering into the Settlement, the Company agreed to pay the former employee installment payments totaling $1,225,000. The remaining unpaid balance under the Settlement as of September 30, 1997 and 1996 was $287,511 and $447,512, respectively. In August 1996, the Company entered into a separate settlement agreement with its insurance carrier whereby the insurance carrier reimbursed the Company for all amounts paid by the Company pursuant to the Settlement, as well as for certain legal expenses incurred by the Company in connection with the Settlement and underlying claims. In fiscal 1996, the Company expensed $524,913 in litigation and settlement defense costs, net of insurance recoveries.

    OPERATING INCOME. Operating income increased $3.6 million, or 50.5%, to $10.8 million in fiscal 1997 from $7.2 million in fiscal 1996, primarily as a result of increased sales volume accompanied by improved gross profit margins. As a percentage of net sales, operating income improved to 2.2% in fiscal 1997 from 2.1% in fiscal 1996.

    INTEREST EXPENSE. Interest expense decreased $434,000, or 25.9%, to $1.2 million in fiscal 1997 from $1.7 million in fiscal 1996. The decrease in interest expense was primarily due to improved borrowing rates following the Company's May 1996 initial public offering that resulted in the weighted average interest rate declining from 10.8% in fiscal 1996 to 8.2% in fiscal 1997.

    NET INCOME. Net income increased $2.5 million, or 75.1%, to $5.8 million in fiscal 1997 from $3.3 million in fiscal 1996. The increase in net income resulted primarily from the 42.4% increase in net sales and the related 52.4% increase in gross profit, as well as the reduction in interest expense. As a percentage of net sales, net income improved to 1.2% in fiscal 1997 from 1.0% in fiscal 1996.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

    NET SALES. Net sales increased $144.3 million, or 71.9%, to $345.1 million in fiscal 1996 from $200.8 million in fiscal 1995. The increase in net sales was attributable to sales to new customers and increased sales to existing customers. The Company opened two sales offices in fiscal 1996, which contributed $3.2 million in net sales. Net sales under the IBM contract increased $73.6 million in fiscal 1996 to $97.6 million and accounted for 28.3% of net sales in fiscal 1996 compared with 12.1% for fiscal 1995.

    GROSS PROFIT. Gross profit increased $12.9 million, or 80.4%, to $28.9 million in fiscal 1996 compared to $16.0 million in fiscal 1995, and increased as a percentage of net sales to 8.4% in fiscal 1996 from 8.0% in fiscal 1995. The improvement in gross profit margin was primarily due to increased purchasing volume resulting in better purchasing terms.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $5.9 million, or 63.9%, to $15.3 million in fiscal 1996 from $9.3 million in fiscal 1995, primarily as a result of increased sales volume. As a percentage of net sales, however, selling and marketing expenses decreased slightly to 4.4% in fiscal 1996 from 4.6% in fiscal 1995, primarily due to fixed costs being spread over a higher sales volume and a lower commission rate paid on sales to high-volume customers.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.2 million, or 58.4%, to $5.9 million in fiscal 1996 from $3.8 million in fiscal 1995, primarily as a result of the hiring of additional personnel to support the increase in sales volume and other administrative activities. As a percentage of net sales, general and administrative expenses decreased slightly to 1.7% in fiscal 1996 from 1.9% in fiscal 1995.

    OPERATING INCOME. Operating income increased $4.2 million, or 142.2%, to $7.2 million in fiscal 1996 from $3.0 million in fiscal 1995, primarily as a result of increased sales volume, improved gross profit margins and a reduction in operating expenses as a percentage of net sales. As a percentage of net sales, operating income increased to 2.1% in fiscal 1996 from 1.5% in fiscal 1995. Excluding the net litigation and settlement and defense charge, operating income would have been $7.7 million in fiscal 1996, or 2.2% of net sales.

    INTEREST EXPENSE. Interest expense decreased $170,000, or 9.2%, to $1.7 million in fiscal 1996 from $1.8 million in fiscal 1995. The decrease in interest expense was primarily due to applying $14.7 million of the net proceeds from the Company's initial public offering to pay down the line of credit. Offsetting that reduction in debt were increased borrowings to support accounts receivable growth of $24.1 million.

    NET INCOME. Net income increased $2.6 million, or 373.5%, to $3.3 million in fiscal 1996 from $703,000 in fiscal 1995. The increase in net income resulted primarily from the 71.9% increase in net sales, the related 80.4% increase in gross profit and the reduction in operating expenses as a percentage of net sales. As a percentage of net sales, net income improved to 1.0% in fiscal 1996 from 0.4% in fiscal 1995. Excluding the litigation and settlement charge, net income would have been $3.6 million in fiscal 1996, or 1.1% of net sales.

QUARTERLY FINANCIAL RESULTS

    The following tables sets forth certain unaudited quarterly financial data and such data expressed as a percentage of net sales. The information has been derived from the Company's unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period

                                                                                 QUARTER ENDED
                                                                                  FISCAL 1996
                                                         --------------------------------------------------------------
                                                         DEC. 31, 1995   MAR. 31, 1996   JUNE 30, 1996   SEPT. 30, 1996
                                                         -------------   -------------   -------------   --------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................     $77,016         $79,893         $88,938         $99,246
Cost of sales..........................................      70,955          73,254          81,465          90,491
                                                         -------------   -------------   -------------      -------
  Gross profit.........................................       6,061           6,639           7,473           8,755
Selling and marketing expenses.........................       3,304           3,271           4,033           4,647
General and administrative expenses....................         851           1,182           1,730           2,184
Litigation settlement and defense, net.................         134             458             576            (644)
                                                         -------------   -------------   -------------      -------
  Operating income.....................................       1,772           1,728           1,134           2,568
Interest expense.......................................         579             562             350             181
Other income, net......................................         (27)            (22)            (33)            (34)
                                                         -------------   -------------   -------------      -------
  Income before income taxes...........................       1,220           1,188             817           2,421
Provision for income taxes.............................         518             505             358             935
                                                         -------------   -------------   -------------      -------
  Net income...........................................     $   702         $   683         $   459         $ 1,486
                                                         -------------   -------------   -------------      -------
                                                         -------------   -------------   -------------      -------
  Fully diluted net income per share...................     $  0.21         $  0.20         $  0.10         $  0.26
                                                         -------------   -------------   -------------      -------
                                                         -------------   -------------   -------------      -------
  Fully diluted weighted average shares and share
    equivalents outstanding............................       3,391           3,391           4,756           5,715
                                                         -------------   -------------   -------------      -------
                                                         -------------   -------------   -------------      -------


                                                                                  FISCAL 1997
                                                         --------------------------------------------------------------

                                                         DEC. 31, 1996   MAR. 31, 1997   JUNE 30, 1997   SEPT. 30, 1997

                                                         -------------   -------------   -------------   --------------

Net sales..............................................    $111,666        $116,595        $128,400         $134,697

Cost of sales..........................................     101,810         106,974         116,671          121,820

                                                         -------------   -------------   -------------   --------------

  Gross profit.........................................       9,856           9,621          11,729           12,877

Selling and marketing expenses.........................       5,383           4,778           5,737            6,442

General and administrative expenses....................       2,141           2,340           3,194            3,231

Litigation settlement and defense, net.................      --              --              --              --

                                                         -------------   -------------   -------------   --------------

  Operating income.....................................       2,332           2,503           2,798            3,204

Interest expense.......................................         332             283             311              312

Other income, net......................................         (57)            (71)            (44)             (21)

                                                         -------------   -------------   -------------   --------------

  Income before income taxes...........................       2,057           2,291           2,531            2,913

Provision for income taxes.............................         870             967           1,070            1,054

                                                         -------------   -------------   -------------   --------------

  Net income...........................................    $  1,187        $  1,324        $  1,461         $  1,859

                                                         -------------   -------------   -------------   --------------

                                                         -------------   -------------   -------------   --------------

  Fully diluted net income per share...................    $   0.21        $   0.23        $   0.25         $   0.30

                                                         -------------   -------------   -------------   --------------

                                                         -------------   -------------   -------------   --------------

  Fully diluted weighted average shares and share
    equivalents outstanding............................       5,784           5,817           5,784            6,191

                                                         -------------   -------------   -------------   --------------

                                                         -------------   -------------   -------------   --------------


                                                                                  FISCAL 1996
                                                         --------------------------------------------------------------
                                                         DEC. 31, 1995   MAR. 31, 1996   JUNE 30, 1996   SEPT. 30, 1996
                                                         -------------   -------------   -------------   --------------
Net sales..............................................      100.0%          100.0%          100.0%          100.0%
Cost of sales..........................................       92.1            91.7            91.6            91.2
                                                             -----           -----           -----           -----
  Gross profit.........................................        7.9             8.3             8.4             8.8
Selling and marketing expenses.........................        4.3             4.0             4.6             4.6
General and administrative expenses....................        1.1             1.5             1.9             2.2
Litigation settlement and defense, net.................        0.2             0.6             0.6            (0.6)
                                                             -----           -----           -----           -----
  Operating income.....................................        2.3             2.2             1.3             2.6
Interest expense.......................................        0.7             0.7             0.4             0.2
Other income, net......................................        0.0             0.0             0.0             0.0
                                                             -----           -----           -----           -----
  Income before income taxes...........................        1.6             1.5             0.9             2.4
Provision for income taxes.............................        0.7             0.6             0.4             0.9
                                                             -----           -----           -----           -----
  Net income...........................................        0.9%            0.9%            0.5%            1.5%
                                                             -----           -----           -----           -----
                                                             -----           -----           -----           -----

                                                                                  FISCAL 1997
                                                         --------------------------------------------------------------

                                                         DEC. 31, 1996   MAR. 31, 1997   JUNE 30, 1997   SEPT. 30, 1997

                                                         -------------   -------------   -------------   --------------

Net sales..............................................      100.0%          100.0%          100.0%          100.0%

Cost of sales..........................................       91.2            91.7            90.9            90.4

                                                             -----           -----           -----           -----

  Gross profit.........................................        8.8             8.3             9.1             9.6

Selling and marketing expenses.........................        4.8             4.2             4.4             4.8

General and administrative expenses....................        1.9             2.0             2.5             2.4

Litigation settlement and defense, net.................        0.0             0.0             0.0             0.0

                                                             -----           -----           -----           -----

  Operating income.....................................        2.1             2.1             2.2             2.4

Interest expense.......................................        0.3             0.2             0.3             0.2

Other income, net......................................        0.0            (0.1)            0.0             0.0

                                                             -----           -----           -----           -----

  Income before income taxes...........................        1.8             2.0             1.9             2.2

Provision for income taxes.............................        0.7             0.9             0.8             0.8

                                                             -----           -----           -----           -----

  Net income...........................................        1.1%            1.1%            1.1%            1.4%

                                                             -----           -----           -----           -----

                                                             -----           -----           -----           -----


LIQUIDITY AND CAPITAL RESOURCES

    Operating activities used cash totaling $13.8 million in fiscal 1997 compared to $16.0 million used in fiscal 1996. The primary factor for the decline in the use of cash in fiscal 1997 was the increase in net income. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales. The Company's accounts receivable balance at September 30, 1997 and 1996, was $76.9 million and $55.7 million, respectively. The number of days' sales outstanding in accounts receivable was 57 days and 59 days as of September 30, 1997 and 1996, respectively.

    At September 30, 1997, restricted cash of $412,000 represented cash placed by the Company in an escrow account as collateral for its obligations under a purchase agreement with an Allied Distributor. The agreement requires the Company to purchase $55.0 million of products from the Allied Distributor over an 18-month period beginning October 1, 1996. As every $5.0 million in aggregate purchases by the Company is reached, a pro rata portion of the funds are released to the Company from the escrow account. Should the Company fail to meet its purchase commitment in full, any funds remaining in the escrow account would be forfeited to the Allied Distributor.

    Investing activities used cash totaling $1.7 million in fiscal 1997 compared to $2.2 million used in fiscal 1996. Investing activities related to the purchase of computer equipment and office furniture and equipment. The reduction in cash used for investing activities in fiscal 1997 was principally due to software development costs no longer being capitalized.

    In fiscal 1998, the Company purchased a facility in Ontario, California that will initially be used for configuration, board-level repair, and maintenance. The Company expects the Ontario facility to be operational by the end of June 1998. Ultimately, the Company plans to equip and staff the plant for "build-to-order" manufacturing capabilities and to become ISO 9002 certified. The Company estimates that the cost of the plant fully equipped will be approximately $8.7 million. The Company has obtained a mortgage for $4.0 million of the facility costs which bears interest at 8.5% per annum, and is being amortized over 15 years. The Company expects to finance the balance of the facility costs through borrowings under the Company's lines of credit. The Company anticipates incurring start-up expenses relating to the Ontario facility of approximately $300,000 in the first two quarters of fiscal 1998.

    Financing activities provided net cash totaling $15.7 million in fiscal 1997 compared to $21.1 million in fiscal 1996, mostly from borrowings on lines of credit which have been used primarily to finance accounts receivable balances which have grown as a result of increased sales.

    As of September 30, 1997, the Company had approximately $3.7 million in cash, including $0.4 million in restricted cash, and working capital of $24.8 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70.0 million line of credit with IBMCC. As of September 30, 1997 and 1996, such lines of credit provided for maximum aggregate borrowings of approximately $81.0 million and $48.6 million, respectively, of which approximately $50.7 million and $36.5 million were outstanding, respectively. Borrowings under the IBMCC Financing Agreement are collateralized by certain assets of the Company, including accounts receivable, inventory and equipment. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends as well as restrictions on the use of proceeds obtained under such lines of credit. At September 30, 1997, the Company was in compliance with the covenants under the Company's line of credit agreements. The IBMCC Financing Agreement expires on April 13, 1998. IBMCC may terminate the IBMCC Financing Agreement at any time upon the occurrence of, and subsequent failure to cure, an "Event of Default" (as such term is defined in the IBMCC Financing Agreement). In the event of such termination, the outstanding borrowings under the IBMCC Financing Agreement become immediately due and payable in their entirety. Outstanding borrowings under the IBMCC Financing Agreement bear interest at prime less 0.25% (8.25% at November 30, 1997).

RECENTLY ANNOUNCED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 128.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending September 30, 1999.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new standard will be effective for the Company's 1999 fiscal year end. The Company has not yet evaluated the impact, if any, of the new standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements included in this Report at pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 1998 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        (1) Financial Statements

            The list of financial statements contained in the accompanying Index to Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

        (2) Financial Statement Schedules

            The list of financial statement schedules contained in the accompanying Index to Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) Exhibits

            The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

    (b) Reports on Form 8-K.

    The Company filed no Current Reports on Form 8-K during the last quarter of the period covered by this Report.

                          EN POINTE TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................     F-2

Balance Sheets as of September 30, 1996 and 1997...........................................................     F-3

Statements of Operations for each of the Three Years in the Period Ended September 30, 1997................     F-4

Statements of Stockholders' Equity for each of the Three Years in the Period Ended September 30, 1997......     F-5

Statements of Cash Flows for each of the Three Years in the Period Ended September 30, 1997................     F-6

Notes to Financial Statements..............................................................................     F-7

Schedule II--Valuation and Qualifying Accounts.............................................................    F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

En Pointe Technologies, Inc.

    We have audited the accompanying balance sheets of En Pointe Technologies, Inc. as of September 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the financial statement schedule listed in the index on page F-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. as of September 30, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
November 11, 1997

                          EN POINTE TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents........................................................  $   3,158,112  $   3,314,625
  Restricted cash..................................................................        610,000        411,933
  Accounts receivable, net of allowance for returns and doubtful accounts of
    $901,600 and $1,162,256, respectively..........................................     55,672,676     76,874,987
  Inventories......................................................................      1,806,073      4,663,235
  Deferred tax assets..............................................................        288,925       --
  Prepaid expenses and other current assets........................................        565,676      1,569,293
                                                                                     -------------  -------------
    Total current assets...........................................................     62,101,462     86,834,073
  Property and equipment, net of accumulated depreciation and amortization.........      2,821,051      3,278,070
  Other assets.....................................................................       --              750,000
                                                                                     -------------  -------------
    Total assets...................................................................  $  64,922,513  $  90,862,143
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit.................................................  $  36,503,838  $  50,692,257
  Accounts payable.................................................................      1,781,144      3,798,192
  Accrued liabilities..............................................................      2,425,099      2,709,149
  Other current liabilities........................................................      2,889,583      4,592,713
  Current portion of notes payable.................................................        163,865        197,539
  Deferred taxes...................................................................       --               91,127
                                                                                     -------------  -------------
    Total current liabilities......................................................     43,763,529     62,080,977
Notes payable......................................................................        283,647        462,656
                                                                                     -------------  -------------
    Total liabilities..............................................................     44,047,176     62,543,633
                                                                                     -------------  -------------
Commitments and contingencies

Stockholders' equity (Note 1):
  Preferred stock, $.001 par value:
    Shares authorized--5,000,000
    No shares issued or outstanding................................................       --             --
  Common stock, $.001 par value:
    Shares authorized--15,000,000
    Issued and outstanding--5,607,500 and 5,779,071, respectively..................          5,608          5,779
  Additional paid-in capital.......................................................     16,670,698     18,283,138
  Retained earnings................................................................      4,199,031     10,029,593
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................     20,875,337     28,318,510
                                                                                     -------------  -------------
  Total liabilities and stockholders' equity.......................................  $  64,922,513  $  90,862,143
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                       1995            1996            1997
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  200,797,023  $  345,092,672  $  491,358,145
Cost of sales...................................................     184,761,452     316,164,858     447,276,335
                                                                  --------------  --------------  --------------
  Gross profit..................................................      16,035,571      28,927,814      44,081,810
Selling and marketing expenses..................................       9,306,632      15,253,420      22,339,458
General and administrative expenses.............................       3,755,389       5,947,808      10,904,973
Litigation settlement and defense, net..........................        --               524,913        --
                                                                  --------------  --------------  --------------
  Operating income..............................................       2,973,550       7,201,673      10,837,379
Interest expense................................................       1,842,527       1,672,558       1,238,743
Other income, net...............................................         (61,399)       (115,839)       (193,700)
                                                                  --------------  --------------  --------------
  Income before income taxes....................................       1,192,422       5,644,954       9,792,336
Provision for income taxes......................................         489,182       2,315,431       3,961,774
                                                                  --------------  --------------  --------------
  Net income....................................................  $      703,240  $    3,329,523  $    5,830,562
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Net income per share
    Primary.....................................................  $         0.21  $         0.77  $         1.00
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
    Fully diluted...............................................  $         0.21  $         0.77  $         0.95
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Weighted average shares and share equivalents outstanding
    Primary.....................................................       3,409,500       4,301,920       5,810,828
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
    Fully diluted...............................................       3,409,500       4,301,920       6,154,550
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK        ADDITIONAL
                                               ---------------------     PAID-IN       RETAINED
                                                 SHARES     AMOUNT       CAPITAL       EARNINGS         TOTAL
                                               ----------  ---------  -------------  -------------  -------------
Balance at September 30, 1994................   3,350,000  $   3,350  $      18,908  $     166,268  $     188,526
  Conversion of notes payable to stockholder
    to additional paid-in capital............      --         --            939,862       --              939,862
  Net income.................................      --         --           --              703,240        703,240
                                               ----------  ---------  -------------  -------------  -------------
Balance at September 30, 1995................   3,350,000      3,350        958,770        869,508      1,831,628
  Issuance of common stock, net of offering
    costs....................................   2,250,000      2,250     15,542,693       --           15,544,943
  Shares issued for services performed
    related to public offering...............       7,500          8             (8)      --             --
  Issuance of warrants.......................      --         --                100       --                  100
  Amortization of deferred compensation......      --         --            169,143       --              169,143
  Net income.................................      --         --           --            3,329,523      3,329,523
                                               ----------  ---------  -------------  -------------  -------------
Balance at September 30, 1996................   5,607,500      5,608     16,670,698      4,199,031     20,875,337
  Issuance of common stock under stock option
    and stock purchase plans.................     167,532        167      1,257,539       --            1,257,706
  Issuance of common stock on exercise of
    warrants.................................       4,039          4             (4)      --             --
  Amortization of deferred
    compensation.............................      --         --             90,381       --               90,381
  Income tax benefits related to stock
    options..................................      --         --            264,524       --              264,524
  Net income.................................      --         --                         5,830,562      5,830,562
                                               ----------  ---------  -------------  -------------  -------------
Balance at September 30, 1997................   5,779,071  $   5,779  $  18,283,138  $  10,029,593  $  28,318,510
                                               ----------  ---------  -------------  -------------  -------------
                                               ----------  ---------  -------------  -------------  -------------

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                     -------------------------------------------
                                                                         1995           1996           1997
                                                                     -------------  -------------  -------------
Operating activities:
  Net income.......................................................  $     703,240  $   3,329,523  $   5,830,562
  Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation and amortization..................................        306,207        627,626      1,238,378
    Litigation settlement..........................................       --              478,922       --
    Allowance for doubtful accounts................................         90,500        390,000        347,256
    Allowance for returns..........................................        490,900       --              (86,600)
    Deferred taxes.................................................       (172,397)       (48,980)      (135,660)
    Deferred compensation..........................................       --              169,143         90,381
    Changes in operating assets and liabilities:
      Restricted cash..............................................       (500,000)       506,000        198,067
      Accounts receivable..........................................    (10,698,287)   (24,134,007)   (21,462,967)
      Inventories..................................................       (618,300)      (174,364)    (2,857,162)
      Prepaid expenses and other current assets....................       (105,664)      (258,807)    (1,003,617)
      Accounts payable.............................................        (15,757)       683,971      2,017,048
      Accrued expenses.............................................        631,842        110,229        284,050
      Other current liabilities....................................        558,920      2,276,595      1,733,366
                                                                     -------------  -------------  -------------
    Net cash used by operating activities..........................     (9,328,796)   (16,044,149)   (13,806,898)
                                                                     -------------  -------------  -------------
Investing activities:
  Software development costs.......................................       (206,619)      (456,072)      --
  Purchase of property and equipment...............................       (627,332)    (1,713,710)    (1,695,397)
                                                                     -------------  -------------  -------------
    Net cash used by investing activities..........................       (833,951)    (2,169,782)    (1,695,397)
                                                                     -------------  -------------  -------------
Financing activities:
  Book overdraft...................................................       (399,776)      --             --
  Net borrowings under lines of credit.............................      8,400,895      9,030,886     14,188,419
  Proceeds from stockholder loans..................................        150,000       --             --
  Proceeds from notes payable......................................      3,312,657       --              402,383
  Payment on notes payable to stockholders.........................        (12,077)      (150,000)      --
  Payment on notes payable.........................................     (1,000,000)    (3,344,067)      (189,700)
  Net proceeds from sale of common stock...........................       --           15,545,043      1,257,706
                                                                     -------------  -------------  -------------
    Net cash provided by financing activities......................     10,451,699     21,081,862     15,658,808
                                                                     -------------  -------------  -------------
  Increase in cash.................................................        288,952      2,867,931        156,513
  Cash at beginning of period......................................          1,229        290,181      3,158,112
                                                                     -------------  -------------  -------------
  Cash at end of period............................................  $     290,181  $   3,158,112  $   3,314,625
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Interest paid....................................................  $   1,838,511  $   1,759,780  $   1,288,230
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
  Income taxes paid................................................  $     151,486  $   2,626,581  $   5,988,138
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------
Supplemental schedule of non-cash financing and investing
  activities:
  Conversion of notes payable to stockholders to additional paid-in
    capital........................................................  $     939,862
                                                                     -------------
                                                                     -------------
  Notes issued under settlement agreement..........................                 $     478,922
                                                                                    -------------
                                                                                    -------------
  Tax benefit related to stock options.............................                                $     264,524
                                                                                                   -------------
                                                                                                   -------------
  Receipt of stock in exchange for a license fee...................                                $     750,000
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

                       See Notes to Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    The Company was incorporated under the laws of the State of Texas on January 25, 1993 under the name Infosystems, Inc., which name was later changed to InfoTech Systems, and commenced operations in March 1993. On September 21, 1995, the Company changed its name to En Pointe Technologies, Inc.

    In February 1996, the Company's Board of Directors (the "Board") authorized the reincorporation of the Company in the State of Delaware with total authorized shares of all classes of stock to be 20,000,000 shares, consisting of 15,000,000 shares of common stock, $.001 par value per share, and 5,000,000 shares of preferred stock, $.001 par value per share, to be effected on or before the effective date of a registration statement for an initial public offering ("IPO") of common stock. In connection with such reincorporation, the Company authorized a forward stock split of 207.7 shares for each share of issued and outstanding common stock of the Company. All share and per share amounts have been adjusted to retroactively reflect this stock split. On May 8, 1996 the Company successfully completed its IPO of 2,250,000 shares at $8 per share.

    The Company is a reseller of computers and computer-related products and services and currently has sales offices in 16 locations within the United States.

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

    REVENUE RECOGNITION

    Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues less discounts. Cost of sales include product and service costs and current and estimated allowances for returns not accepted by the Company's suppliers, less any product credits. At September 30, 1996 and 1997, the allowance for returns was approximately $386,600 and $300,000, respectively.

    CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

    INVENTORIES

    Inventories consist principally of merchandise being configured for customer orders and merchandise paid for by the Company but not yet shipped by the Company's vendors to its customers and are stated at the lower of cost (specific identification method) or market.

                          EN POINTE TECHNOLOGIES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lessor of the remaining lease term or their estimated useful lives. Upon sale, any gain or loss is included in the statement of operations. Maintenance and minor replacements are charged to operations as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to of their short maturity. The carrying amount of long-term debt is also assumed to approximate fair value.

    INTANGIBLE AND LONG-LIVED ASSETS

    The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

    ADVERTISING

    The Company reports the costs of all advertising in the periods in which those costs are incurred. Advertising costs have not been a significant item of expense for the Company.

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

    For the years ended September 30, 1995, 1996 and 1997, one of the Company's customers accounted for approximately 12%, 28% and 30% of net sales, respectively. At September 30, 1996 and 1997 that customer accounted for 28% and 24% of accounts receivable, respectively. No other customer accounted for 10% or more of net sales.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations.

                          EN POINTE TECHNOLOGIES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) STOCK BASED EMPLOYEE COMPENSATION AWARDS

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under the provisions of SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

    EARNINGS PER SHARE

    The computation of net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from outstanding stock options and warrants.

    Fully diluted earnings per share also reflect additional dilution related to stock options and warrants due to the use of end of the period market prices, whenever such ending period market prices exceed the average market prices for the period.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share". SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company is currently evaluating the impact of SFAS No. 128.

    In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's 1999 fiscal year end.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new standards will be effective for the Company's 1999 fiscal year end. The Company has not yet evaluated the impact, if any, of the new standard.

                          EN POINTE TECHNOLOGIES, INC.

2. PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1996           1997
                                                                  -------------  -------------
Computer equipment..............................................  $   2,598,369  $   3,735,975
Software costs..................................................        662,691        749,469
Office equipment................................................        307,949        421,499
Leasehold improvements..........................................        190,680        355,653
Automotive equipment............................................       --              139,318
Furniture and fixtures..........................................        196,401        246,529
                                                                  -------------  -------------
                                                                      3,956,090      5,648,443
  Less: Accumulated depreciation and amortization...............     (1,135,039)    (2,370,373)
                                                                  -------------  -------------
                                                                  $   2,821,051  $   3,278,070
                                                                  -------------  -------------
                                                                  -------------  -------------

3. LINES OF CREDIT:

    At September 30, 1996 and 1997, the Company had outstanding borrowings of $36,503,838 and $50,692,257, respectively, under lines of credit with various financial institutions.

    The line of credit agreements provide for total financing of up to $48,550,000 and $81,000,000 at September 30, 1996 and 1997, respectively, at annual interest rates of 1.0% over prime and prime less .25%, respectively. Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain various covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. At September 30, 1997 the Company was in compliance with the covenants under its line of credit agreements. The prime rate of interest was 8.75%, 8.25%, and 8.50% at September 30, 1995, 1996, and 1997
respectively, and the weighted average interest rates for the years ended September 30, 1995, 1996, and 1997 were 10.76%, 10.78%, and 8.17% respectively.

    The principal line of credit for $70,000,000 expires on April 13, 1998, one year after the anniversary of the agreement, or such other date as both parties may agree from time to time.

                          EN POINTE TECHNOLOGIES, INC.

4. NOTES PAYABLE:

    Notes payable consist of the following:

                                                                                               SEPTEMBER 30,
                                                                                          ------------------------
                                                                                             1996         1997
                                                                                          -----------  -----------
Note payable under legal settlement, non interest bearing, due April 9, 1997, includes
  discount to present value at 5.60% interest per annum.................................  $    97,787  $   --

Note payable under legal settlement, non interest bearing, payable in monthly installments of $7,500 due in full on April 9, 2001, includes discount to present
  value at 6.40% interest per annum.....................................................      349,725      287,511

Installment note payable, collateralized by equipment, at 8.76% interest per annum,
  payable in 36 monthly installments of $12,751.........................................      --           372,684
                                                                                          -----------  -----------

                                                                                              447,512      660,195

Less, current portion...................................................................     (163,865)    (197,539)
                                                                                          -----------  -----------

                                                                                          $   283,647  $   462,656
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    Maturities of long-term debt as of September 30, 1997 are as follows:

1998..................................................................             $ 197,539
1999..................................................................               215,358
2000..................................................................               193,962
2001..................................................................                53,336
                                                                                   ---------
                                                                                   $ 660,195
                                                                                   ---------
                                                                                   ---------

5. EMPLOYEE BENEFIT PLAN:

    The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. No contributions were made by the Company to the 401(k) Plan during fiscal years 1995, 1996 and 1997.

6. INCOME TAXES:

    The components of the income tax provision (benefit) are as follows:

                                                                    SEPTEMBER 30,
                                                       ---------------------------------------
                                                          1995          1996          1997
                                                       -----------  ------------  ------------
Current:
  Federal............................................  $   523,780  $  1,846,325  $  3,202,137
  State..............................................      137,799       510,813       895,297
                                                       -----------  ------------  ------------
                                                           661,579     2,357,138     4,097,434
                                                       -----------  ------------  ------------
Deferred:
  Federal............................................     (137,627)      (48,999)     (122,839)
  State..............................................      (34,770)        7,292       (12,821)
                                                       -----------  ------------  ------------
                                                          (172,397)      (41,707)     (135,660)
                                                       -----------  ------------  ------------
                                                       $   489,182  $  2,315,431  $  3,961,774
                                                       -----------  ------------  ------------
                                                       -----------  ------------  ------------

                          EN POINTE TECHNOLOGIES, INC.

6. INCOME TAXES: (CONTINUED)
    The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1995         1996         1997
                                                                              -----        -----        -----
Federal statutory rate...................................................          34%          34%          34%
State taxes, net of federal benefits.....................................           6%           6%           6%
Non-deductible expenses..................................................           1%           1%      --
                                                                                   --           --           --
                                                                                   41%          41%          40%
                                                                                   --           --           --
                                                                                   --           --           --

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of deferred taxes were as follows:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                       1996          1995
                                                                    -----------  -------------
Deferred tax assets:
  Accounts receivable and returned goods allowance................  $   358,361  $     461,900
  Expenses not currently deductible...............................      210,796        293,500
  Depreciation....................................................      --              21,854
  State income taxes..............................................       97,380        171,201
                                                                    -----------  -------------
                                                                        666,537        948,455
                                                                    -----------  -------------
Deferred tax liabilities:
  Prepaid sales commissions.......................................      (99,392)       (73,914)
  Discount on receivables.........................................      (16,157)      (801,572)
  Software development costs......................................     (262,063)      (164,096)
                                                                    -----------  -------------
                                                                       (377,612)    (1,039,582)
                                                                    -----------  -------------
Net deferred tax asset (liability)................................  $   288,925  $     (91,127)
                                                                    -----------  -------------
                                                                    -----------  -------------

7. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities and various office equipment. These leases extend over a period of up to five years and are accounted for as operating leases. Estimated future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year at September 30, 1997 were approximately as follows:

1998............................................................................  $  1,492,332
1999............................................................................     1,299,017
2000............................................................................       959,137
2001............................................................................       598,707
2002............................................................................       137,123
                                                                                  ------------
                                                                                  $  4,486,316
                                                                                  ------------
                                                                                  ------------

    Rent expense for the years ended September 30, 1995, 1996, and 1997 under all operating leases was approximately $966,000, $1,104,000, and $1,665,000, respectively.

                          EN POINTE TECHNOLOGIES, INC.

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The Company has entered into employment contracts with certain of its officers. The agreements provide for annual base salary with bonuses at the discretion of the Board of Directors. In addition, agreements with two officers provide for bonuses of 3 1/2% and 2 1/2% of pre-tax profit, provided certain minimum pre-tax profit levels are obtained. A third officer earns a quarterly bonus of $31,250 contingent on the Company meeting certain financial targets. The agreements have three to five year terms ending at various times through fiscal 2001 and provide for guaranteed severance payments upon termination of employment other than for cause.

    On August 22, 1996 the Company entered into an agreement with a Distributor that requires $55 million in products to be purchased from the Distributor over an 18 month period at competitive market prices. Minimum quarterly purchases beginning October 1, 1996 range from $3.6 million to $15 million. To guarantee performance under the agreement, the Company placed $600,000 in an escrow account, as of September 30, 1996, that is interest bearing. A pro rata portion of the escrowed funds is released as $5 million purchase levels are achieved. As of September 30, 1997, the amount remaining in the escrow account was $402,000.

8. STOCK OPTIONS AND WARRANTS

    In March 1996, the Company instituted a qualified (Incentive Stock Option
Plan) and non-qualified stock option plan which provides currently that options for a maximum of 960,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value computed at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date. In addition to the above plan, on September 2, 1997, the Company issued options to the Company president in connection with her employment agreement, under terms similar to that of the Company's Incentive Stock Option Plan, to purchase 275,000 shares at $14.38 per share, which was the market value of the common stock on the grant date. As of September 30, 1996 and 1997, the shares available for grant under the plan were 74,500 and 426,231, respectively.

    The following is a summary of stock option activity:

                                                      STOCK OPTIONS
                                            ----------------------------------
                                                                     TOTAL          PRICE
                                                          NON       EXERCISE        RANGE
                                            INCENTIVE  INCENTIVE     VALUE        PER SHARES
                                            ---------  ---------  ------------  --------------
Outstanding at September 30, 1995.........     --         --           --             --
  Granted.................................    104,000    190,000  $  2,064,000     $6.40-$8.00
  Exercised...............................     --         --           --             --
  Cancelled...............................     (8,500)    --           (68,000)          $8.00
                                            ---------  ---------  ------------  --------------
Outstanding at September 30, 1996.........     95,500    190,000     1,996,000     $6.40-$8.00
  Granted.................................    257,600    285,000     6,459,575    $9.50-$14.38
  Exercised...............................    (43,397)   (32,998)     (574,351)    $6.40-$9.50
  Cancelled...............................     (5,998)   (13,334)     (143,989)    $7.20-$8.00
                                            ---------  ---------  ------------  --------------
Outstanding at September 30, 1997.........    303,705    428,668  $  7,737,235    $6.40-$14.38
                                            ---------  ---------  ------------  --------------
                                            ---------  ---------  ------------  --------------

                          EN POINTE TECHNOLOGIES, INC.

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                                         WEIGHTED
                                                                          AVERAGE       REMAINING
                                                             OPTIONS     EXERCISE      CONTRACTUAL
                                                           EXERCISABLE     PRICE          LIFE
                                                           -----------  -----------  ---------------
September 30, 1996.......................................      88,681    $    6.98           9.61
September 30, 1997.......................................     186,116    $    7.87           9.21

                                                                      WEIGHTED      WEIGHTED
                                                                       AVERAGE       AVERAGE
                                                                      EXERCISE     FAIR VALUE
OPTIONS ISSUED AT MARKET:               OUTSTANDING   OPTION PRICE      PRICE     AT GRANT DATE
--------------------------------------  -----------  --------------  -----------  -------------
  Outstanding at September 30, 1995
    Granted...........................     104,000   $         8.00   $    8.00     $    6.55
    Cancelled.........................      (8,500)  $         8.00   $    8.00        --
                                        -----------  --------------  -----------
  Outstanding at September 30, 1996...      95,500   $         8.00   $    8.00        --
    Granted...........................     542,600   $  9.50-$14.38   $   12.04     $   12.04
    Exercised.........................     (43,397)  $   8.00-$9.50   $    8.82        --
    Cancelled.........................      (5,998)  $         8.00   $    8.00        --
  Outstanding at September 30, 1997...     588,705   $  8.00-$14.38   $   10.45
                                        -----------  --------------  -----------
                                        -----------  --------------  -----------

                                                                      WEIGHTED       WEIGHTED
                                                                       AVERAGE        AVERAGE
                                                                      EXERCISE      FAIR VALUE
OPTIONS ISSUED BELOW MARKET:             OUTSTANDING  OPTION PRICE      PRICE      AT GRANT DATE
---------------------------------------  -----------  -------------  -----------  ---------------
  Outstanding at September 30, 1995
    Granted............................     190,000   $  6.40-$7.20   $    6.48      $    8.18
    Cancelled..........................      --            --            --             --
                                         -----------  -------------       -----
  Outstanding at September 30, 1996....     190,000   $  6.40-$7.20   $    6.48         --
    Granted............................      --            --            --             --
    Exercised..........................     (32,998)  $  6.40-$7.20   $    6.47         --
    Cancelled..........................     (13,334)  $        7.20   $    7.20         --
                                         -----------  -------------       -----
  Outstanding at September 30, 1997....     143,668   $  6.40-$7.20   $    6.42
                                         -----------  -------------       -----
                                         -----------  -------------       -----

    At September 30, 1997 warrants to purchase 210,540 shares of the Company's common stock were also outstanding. The warrants were issued by the Company to the underwriter of the initial public offering, and are exercisable at any time over a five year life at an exercise price of $9.60 per share.

    En Pointe has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at

                          EN POINTE TECHNOLOGIES, INC.

8. STOCK OPTIONS AND WARRANTS (CONTINUED) the grant date for awards in 1996 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                        1996          1997
                                                                    ------------  ------------
Net income as reported............................................  $  3,329,523  $  5,830,562
Net income pro forma..............................................  $  2,623,953  $  4,929,547
Earnings per share as reported....................................  $       0.77  $       1.00
Fully diluted earnings per share as reported......................  $       0.77  $       0.95
Earnings per share pro forma......................................  $       0.61  $       0.85
Fully diluted earnings per share pro forma........................  $       0.61  $       0.80

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                                        EXPECTED                    RISK FREE
                                                        DIVIDEND       EXPECTED     INTEREST      EXPECTED
                                                          YIELD       VOLATILITY      RATE          LIVES
                                                     ---------------  -----------  -----------  -------------
September 30, 1996.................................             0            67%        6.34%           2.5
September 30, 1997.................................             0            67%        6.16%           2.5

9. EMPLOYEE STOCK PLAN

    The Company also has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 158,864 shares of the Company's common stock. The Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period.

10. LITIGATION

    The Company was named as a defendant in a lawsuit filed on August 8, 1997 in the Superior Court in the County of Los Angeles, California (Case No. BC175991). The case name is CIC Systems, Inc. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company, along with one individual defendant who was a former employee of the plaintiff, conspired to target and persuade the plaintiff's sales personnel to leave plaintiff's employ and become employed by the Company and further alleges that the individual defendants, all of whom are former employees of the plaintiff, diverted to the Company sales and customers of the plaintiff, made false and misleading statements regarding the plaintiff, and misappropriated the plaintiff's trade secrets and proprietary information, all on behalf of the Company. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company, on the advice of counsel, believes that the claims in the suit will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured.

    The Company was named, along with Bob Din, as a defendant in a lawsuit filed April 29, 1997 in the Superior Court for the County of Los Angeles. The case name for this filing is Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company and Bob Din

                          EN POINTE TECHNOLOGIES, INC.

10. LITIGATION (CONTINUED)
knowingly accepted trade secret information owned by the plaintiffs and furthermore alleges that the Company interfered with the plaintiffs' prospective economic advantage. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company, on the advice of counsel, believes that the claims in the suit will not have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured.

    In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company and Bob Din and Naureen Din from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement,the Company agreed to pay the former employee payments totalling $1,225,000. The remaining unpaid balance as of September 30, 1996 and 1997 was $447,512 and $287,511 respectively.

    The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August 1996 the insurance company settled with the Company paying the full amount of the original settlement.

    In addition to the above, the Company is involved with various claims and litigation in the normal course of business. On the advice of counsel, and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position and cash flows of the Company.

11. SUBSEQUENT EVENT

    Effective October 1997, the Company completed the purchase of a plant in Ontario, California, for configuration and assembly of product. The plant was purchased in response to industry changes in the distribution of product and to improve customer service. Initial cost of the plant was $4.8 million with an additional $2.2 million anticipated for improvements, and $1.7 million for operating equipment. A mortgage note payable with the Habib Bank of Zurich for $4.0 million was used to finance a portion of the plant and improvements. The note matures on October 31, 2007 and is payable in monthly installments of approximately $40,000, bearing interest at 8.5% per annum.

                          EN POINTE TECHNOLOGIES, INC.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected financial information for the quarterly periods for the fiscal years ended September 30, 1996 and 1997 is presented below (in thousands, except per share amounts):

                                                         FISCAL 1996 QUARTER ENDED
                                               ----------------------------------------------
                                                DECEMBER     MARCH        JUNE     SEPTEMBER
                                               ----------  ----------  ----------  ----------
Net sales....................................  $   77,016  $   79,893  $   88,938  $   99,246
Gross profit.................................       6,061       6,639       7,473       8,755
Net income...................................         702         683         459       1,486
Fully diluted net income per share...........        0.21        0.20        0.10        0.26

                                                         FISCAL 1997 QUARTER ENDED
                                               ----------------------------------------------
                                                DECEMBER     MARCH        JUNE     SEPTEMBER
                                               ----------  ----------  ----------  ----------
Net sales....................................  $  111,666  $  116,595  $  128,400  $  134,697
Gross profit.................................       9,855       9,621      11,729      12,877
Net income...................................       1,187       1,324       1,461       1,859
Fully diluted net income per share...........        0.21        0.23        0.25        0.30

    In the third quarter of 1996, the Company settled its lawsuit with a former employee for $1.2 million less partial recovery of $.6 million from its insurance carrier or $.6 million net expense. In the fourth quarter of 1996, the remaining insurance recovery of $.7 million was received, less related expenses of $.1 million, or $.6 million net recovery income.

                                                                     SCHEDULE II
                          EN POINTE TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 BALANCE AT   CHARGED TO                BALANCE AT
                                                                  BEGINNING    COST AND                     END
DESCRIPTION                                                       OF PERIOD    EXPENSES    DEDUCTIONS    OF PERIOD
---------------------------------------------------------------  -----------  -----------  -----------  -----------
Year ended September 30, 1997
  Allowance for doubtful accounts..............................   $ 515,000    $ 488,136   $  (140,880)  $ 862,256
  Allowance for returns........................................   $ 386,600    $  27,360   $  (113,960)  $ 300,000

Year ended September 30, 1996
  Allowance for doubtful accounts..............................   $ 125,000    $ 410,000   $   (20,000)  $ 515,000
  Allowance for returns........................................   $ 386,600    $  --       $   --        $ 386,600

Year ended September 30, 1995
  Allowance for doubtful accounts..............................   $  60,000    $  90,500   $   (25,500)  $ 125,000
  Allowance for returns........................................   $ 134,300    $ 490,900   $  (238,600)  $ 386,600

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 29th day of December, 1997.

                                EN POINTE TECHNOLOGIES, INC.

                                BY:  /S/ BOB DIN
                                     -----------------------------------------
                                     Bob Din,
                                     CHAIRMAN OF THE BOARD AND CHIEF
                                     EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                     OFFICER)

                               POWER OF ATTORNEY

    We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz "Bob" Din and Robert Mercer, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE AND TITLE                            DATE
--------------------------------------------------------  -------------------

By    /s/ ATTIAZAZ "BOB" DIN                               December 29, 1997
      --------------------------------------------
      Attiazaz "Bob" Din
      Chairman of the Board, Chief Executive Officer and
      Director (Principal Executive Officer)

By    /s/ ROBERT A. MERCER                                 December 23, 1997
      --------------------------------------------
      Robert A. Mercer,
      Chief Financial Officer (Principal Financial and
      Principal Accounting Officer)

By    /s/ NAUREEN DIN                                      December 29, 1997
      --------------------------------------------
      Naureen Din,
      Director

By    /s/ ZUBAIR AHMED                                     December 29, 1997
      --------------------------------------------
      Zubair Ahmed,
      Director

By    /s/ MANSOOR IJAZ                                     December 25, 1997
      --------------------------------------------
      Mansoor Ijaz,
      Director

By    /s/ VERDELL GARROUTTE                                December 26, 1997
      --------------------------------------------
      Verdell Garroutte,
      Director

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                              DESCRIPTION OF DOCUMENT
-----------  -------------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas
             corporation, effective February 29, 1996. Filed as Exhibit 2.1 to the Registration Statement on Form
             S-1 (File No. 333-2046) and incorporated herein by reference.

      3.1    Certificate of Incorporation of Registrant. Filed as Exhibit 3.1 to the Registration Statement on Form
             S-1 (File No. 333-2046) and incorporated herein by reference.

      3.2    Bylaws of Registrant. Filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No.
             333-2046) and incorporated herein by reference.

      4.1    Form of Underwriter's Warrant Agreement by and between the Registrant and the Boston Group, L.P. Filed as Exhibit 1.1 to the Registration Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.1    En Pointe Technologies, Inc. 1996 Stock Incentive Plan. Filed as Exhibit 10.1 to the Registration
             Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.2    En Pointe Technologies, Inc. Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Registration
             Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.3    Form of Directors' and Officers' Indemnity Agreement. Filed as Exhibit 10.3 to the Registration
             Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.4    Employment Agreement between the Registrant and Ellis M. Posner, effective October 1, 1997.

     10.5    Employment Agreement between the Registrant and Attiazaz "Bob" Din, dated March 1, 1996. Filed as
             Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.6    Amendment, dated as of April 2, 1997, to Employment Agreement between the Registrant and Attiazaz "Bob"
             Din.

     10.7    Employment Agreement between the Registrant and Javed Latif, dated March 8, 1996. Filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.8    Employment Agreement between the Registrant and Kevin Schatzle, dated April 1, 1996. Filed as Exhibit
             10.7 to the Registration Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference.

     10.9    Employment Agreement between the Registrant and Susan Bailey, dated September 2, 1997.

     10.10   Inventory and Working Capital Financing Agreement between the Registrant and IBM Credit Corporation dated April 13, 1997.

     10.11   Lease Agreement dated September 16, 1994, between Meridian Point Realty Trust '83, a California business trust, and the Registrant, for the property located at 4132 Getwell, Building No. 16B, Airport
             Industrial Park, Memphis, Tennessee. Filed as Exhibit 10.20 to the Registration Statement on Form S-1
             (File No. 333-2046) and incorporated herein by reference.

EXHIBIT
 NUMBER                                              DESCRIPTION OF DOCUMENT
-----------  -------------------------------------------------------------------------------------------------------
     10.12   Information Processing Equipment Agreement between IBM and the Registrant dated November 16, 1995.
             Filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-2046) and incorporated herein by reference. Portions of this exhibit have been omitted pursuant to a grant of confidential treatment pursuant to Rule 406 of the Securities Act of 1933, as amended.

     10.13   Sublease dated August 1996 between NCR International, Inc. and the Registrant for the property located at 100 N. Sepulveda Blvd., 19th Floor, El Segundo, California. Filed as Exhibit 10.28 to the Company's
             Quarterly Report on Form 10-Q, filed on February 14, 1997.

     10.14   Agreement for Sale of Computer Products between Merisel Fab, Inc. and the Registrant dated August 1996.
             Filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q, filed on February 14, 1997.
             Portions of this exhibit have been omitted pursuant to a grant of confidential treatment pursuant to
             Rule 406 of the Securities Act of 1933, as amended.

     10.15   Deed of Trust, Security Agreement, and Fixture Filing with Assignment of Rents and Agreements given on
             November 4, 1997 by the Registrant to Chicago Title Insurance Company (the "Trustee") for the benefit of Habib Bank Ag Zurich (the "Beneficiary") with respect to the property located at 1040 Vintage
             Avenue, Unit B, Ontario, California.

     11.1    Statement re: computation of per share earnings.

     21.1    Subsidiaries of Registrant.

     23.1    Consent of Coopers & Lybrand L.L.P.

     24.1    Power of Attorney (see page 32).

     27.1    Financial date schedule.