Form 10-Q
period 1997-12-31
EN POINTE TECHNOLOGIES INC
filed 1998-02-12
CIK 1010305

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 000-28052


                          EN POINTE TECHNOLOGIES, INC
                (Exact name of registrant as specified in its charter)

State or other jurisdiction of                I.R.S. Employer I. D.
incorporation or organization: Delaware       Number:  75-2467002

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California                              90245
(Address of principal executive offices)          (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES    X    NO
                                         ----      -----


As of February 11, 1998, 5,855,040 shares of Common Stock of the Registrant were issued and outstanding.

=============================================================================

INDEX

EN POINTE TECHNOLOGIES, INC.

                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1997
           and September 30, 1997                                             3

          Condensed Consolidated Statements of Operations - Three
            months ended December 31, 1997 and 1996                           4

          Condensed Consolidated Statements of Cash Flows - Three
            months ended December 31, 1997 and 1996                           5

          Notes to Condensed Consolidated Financial Statements -
            December 31, 1997                                                 6

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                   9

Item 6    Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                   10


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                      DECEMBER 31,  SEPTEMBER 30,
                                                          1997          1997
                                                      ------------  -------------
                                                       (UNAUDITED)
                              ASSETS:
Current assets:
     Cash                                                $  1,266     $  3,315
     Restricted cash                                          415          412
     Accounts receivable, net                              81,326       76,875
     Inventories                                           12,030        4,663
     Prepaid expenses and other current assets              1,296        1,569
                                                         --------     --------
        Total current assets                               96,333     8  6,834

Property and equipment, net of accumulated
     depreciation                                           8,549        3,278
Other assets                                                  850          750
                                                         --------     --------
        Total assets                                     $105,732     $ 90,862
                                                         --------     --------
                                                         --------     --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                    $ 51,546      $50,692
     Accounts payable                                       8,764        3,798
     Accrued liabilities                                    2,928        2,709
     Other current liabilities                              8,036        4,593
     Current portion of notes payable                         273          198
     Deferred taxes                                            91           91
                                                         --------     --------
        Total current liabilities                          71,638       62,081
Notes payable                                               4,327          463
                                                         --------     --------
        Total liabilities                                  75,965       62,544

Stockholders' equity:
     Common stock                                               6            6
     Additional paid-in capital                            18,593       18,283
     Retained earnings                                     11,168       10,029
                                                         --------     --------
     Total stockholders' equity:                           29,767       28,318
                                                         --------     --------
     Total liabilities and stockholders' equity          $105,732     $ 90,862
                                                         --------     --------
                                                         --------     --------

              See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                         ---------------------
                                             1997        1996
                                          ---------    --------
     Net sales                            $130,189     $111,666
     Cost of sales                         116,798      101,811
                                          --------     --------
       Gross profit                         13,391        9,855

     Selling and marketing expenses          8,130        5,383
     General and administrative expenses     2,956        2,140
                                          --------     --------
       Operating income                      2,305        2,332

     Interest expense                          427          332
     Other income, net                         (53)         (57)
                                          --------     --------
       Income before income taxes            1,931        2,057

     Provision for income taxes                792          870
                                          --------     --------
      Net income                          $  1,139     $  1,187
                                          --------     --------
                                          --------     --------
        Net income per share:
          Basic                           $   0.19     $   0.21
                                          --------     --------
                                          --------     --------
          Diluted                         $   0.18     $   0.21
                                          --------     --------
                                          --------     --------
     Weighted average shares outstanding:
          Basic                              5,843        5,645
                                          --------     --------
                                          --------     --------
          Diluted                            6,302        5,784
                                          --------     --------
                                          --------     --------

     See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                    --------------------
                                                      1997        1996
                                                    --------    --------
   Cash flows from operating activities:
     Net income                                     $  1,139    $  1,187
     Adjustments to reconcile net income to
       net cash used by operations:
         Depreciation and amortization                   372         254
         Deferred compensation                             7          47
         Allowance for doubtful accounts                  90         408
         Allowance for returns                            --          50
         Net change in operating assets and
          liabilities                                 (3,080)     (3,814)
                                                     -------     -------
         Net cash used by operating activities        (1,472)     (1,868)

   Cash flows from investing activities:
   Purchase of property and equipment                 (1,643)       (515)
                                                     -------     -------
         Net cash used by investing activities        (1,643)       (515)


   Cash flows from financing activities:
     Net borrowings under lines of credit                854       1,409
     Payment on notes payable                            (91)        (14)
     Proceeds from sales of stock to employees           303         397
                                                     -------     -------
         Net cash provided by financing activities     1,066       1,792
                                                     -------     -------
   Decrease in cash                                 $ (2,049)    $  (591)
                                                     -------     -------
                                                     -------     -------

   Supplemental disclosures of cash flow
   information:
       Interest paid                                $    277      $  303
                                                     -------     -------
                                                     -------     -------
       Income taxes paid                            $    150      $  253
                                                     -------     -------
                                                     -------     -------
   Long-term debt acquired in purchase of plant     $  4,000
                                                     -------
                                                     -------


          See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at December 31, 1997, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 1997 and 1996 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable and for unreimbursed product returns and the net realizable value of rebates. Actual results could differ from those estimates.

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell information technology products and services. The Company may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or in the Company's operations or business, and any or all of these factors may affect the Company's ability to continue its current rate of sales growth or may result in lower sales volume than currently experienced.

Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) a significant portion of the Company's sales continuing to be to certain large customers, (II) continued dependence by the Company on certain Allied Distributors, (III) continued downward pricing pressures in the information technology market, (IV) the lack of prior experience of the Company in the provision of value-added services and (V) the decision by the Company to expand its sales force into various new geographic territories. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

Note 2 - Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Previously, the Company disclosed primary and fully diluted EPS. Upon adoption of this standard for the current interim period ending December 31, 1997, the Company is disclosing basic and diluted
EPS for fiscal 1998 and has restated all prior period EPS data presented.

The FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company has not assessed the impact of this Standard on its financial statements.

The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the reporting of operating segments in the financial statements. In accordance with FASB 131, the Company has elected to apply the Standard commencing with its fiscal September 30, 1998 annual report. The Company has not assessed the impact of this Standard on its financial statements.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                ------------------
                                                  1997       1996
                                                --------    -------
Net sales.....................................   100.0%      100.0%
Cost of sales.................................    89.7        91.2
                                                ------      ------
     Gross profit.............................    10.3         8.8
Selling and marketing expenses................     6.2         4.8
General and administrative expenses...........     2.3         1.9
                                                ------      ------
     Operating income.........................     1.8         2.1
Interest expense..............................     0.3         0.3
Other income, net.............................      --          --
                                                ------      ------
     Income before income taxes...............     1.5         1.8
Provision for income taxes....................     0.6         0.7
                                                ------      ------
     Net income...............................     0.9%        1.1%
                                                ------      ------
                                                ------      ------

COMPARISON OF THE FIRST QUARTER ENDED DECEMBER 31, 1997 (FISCAL 1998) AND 1996 (FISCAL 1997)

All comparisons within the following discussion are related to the same period of the previous year.

NET SALES.   Net sales increased $18.5 million, or 16.6%, to $130.2 million in the first quarter of fiscal 1998 from $111.7 million in the corresponding fiscal quarter of 1997. Four newly opened sales offices accounted for $13.6 million of the net sales increase. Sales under the IBM global contract amounted to $31.4 million (24.0% of total sales) and $30.7 million (27.5% of total sales) respectively. Service revenues were $2.6 million (2.0% of total sales) and $.6 million (.5% of total sales) respectively.

GROSS PROFIT.   Gross profit as a percentage of sales improved to 10.3% from
8.8% for the three-month period. The 1.5% improvement in margins was chiefly attributed to improved purchasing terms and associated rebates from vendors.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $2.7 million, or 51.0%, to $8.1 million in the first quarter of fiscal 1998 from $5.4 million in the prior fiscal quarter. As a percentage of net sales, selling and marketing increased to 6.2% from 4.8%. Most of the increase was wage related and reflected additional investment in the sales function, including an increase in the service and marketing infrastructure.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $.8 million, or 38.1%, to $3.0 million in the first quarter of fiscal 1998 from $2.1 million in the prior fiscal quarter. As a percentage of net sales, general and administrative expenses increased to 2.3% from 1.9%. However, for the quarter ended September 30, 1997, general and administrative expenses were already at $3.2 million or 2.4% of net sales. Thus, the increase relates to the prior fiscal period and, as reported in earlier quarters, was attributable to increased staff and other administrative functions necessary to support the increase in sales volume.

INTEREST EXPENSE. Interest expense increased $.1 million, or 28.6%, to $.4 million in the first quarter of fiscal 1998 from $.3 million in the prior fiscal quarter. As a percentage of net sales, interest expense remained unchanged at .3%. Interest of $80 thousand relating to the Company's new configuration facility in Ontario was capitalized, pending completion of construction of the facility.

NET INCOME. Net income decreased $.1 million, or 4.0%, to $1.1 million in the first quarter of fiscal 1998 from $1.2 million in the prior fiscal quarter. Net income decreased primarily as a result of the increase in selling and marketing expense that exceeded the sales volume increase.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $1.5 million during the three months ended December 31, 1997. Net cash used in operating activities has been significant due to the working capital requirements resulting from the rapid growth of the Company and, more specifically, the financing of increasing accounts receivable balances that are a direct result of increased sales.

Accounts receivable increased $4.5 million, as a result of continuing sales growth and inventories increased $7.4 million as of December 31, 1997. The unusual increase in inventories was a result of some large orders in transit that were not completed and shipped until early January.

The Company's accounts receivable balance at December 31, 1997 and September 30, 1997 was $82.6 and $78.0 million. The number of days' sales outstanding in accounts receivable remained at 58 days both as of December 31, 1997 and as of September 30, 1997.

Investing activities used cash totaling $1.6 million during the three months ended December 31, 1997. The investing activities related to the purchase and improvements of the Ontario configuration facility of $.8 million, upgrading of computer equipment of $.4 million and acquisition of office furniture and equipment of $.4 million.

Financing activities provided net cash totaling $1.1 million during the three months ended December 31, 1997. The primary source of cash was from net borrowings under lines of credit of $.8 million. Additionally, $.3 million was provided by employee purchases of stock under the Company's Employee Stock Purchase Plan.

As of December 31, 1997, the Company had approximately $1.3 million in cash, $0.4 million in restricted cash, and $24.6 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of December 31, 1997, such lines of credit provided for maximum aggregate borrowings of approximately $81 million, of which $51.5 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime less .25%. The lines of credit may be renewed annually unless notification of an election not to renew is made by either the Company or creditor on or prior to the renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

Management believes that existing cash, cash equivalents, available lines of credit and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Previously, the Company disclosed primary and fully diluted EPS. Upon adoption of this standard for the current interim period ending December 31, 1997, the Company is disclosing basic and diluted EPS for fiscal 1998 and has restated all prior period EPS data presented.

The FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company has not assessed the impact of this Standard on its financial statements.

The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the reporting of operating segments in the financial statements. In accordance with FASB 131, the Company has elected to apply the Standard commencing with its fiscal September 30, 1998 annual report. The Company has not assessed the impact of this Standard on its financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are various claims and legal actions pending against the Company. In the opinion of management, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations. There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


          EXHIBIT
           NUMBER                DESCRIPTION
          -------               ------------
          11            Computation of Earnings Per Common Share
          27            Financial Data Schedule for the quarter ended December 31, 1997


     b. The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EN POINTE TECHNOLOGIES, INC.
                                 (REGISTRANT)



Date: February  12, 1998          By: /s/ ROBERT A. MERCER
                                      -----------------------------------------
                                      Robert A. Mercer, Chief Financial Officer