Form 10-Q
period 1998-03-31
EN POINTE TECHNOLOGIES INC
filed 1998-05-14
CIK 1010305

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 000-28052


                             EN POINTE TECHNOLOGIES, INC
                (Exact name of registrant as specified in its charter)

State or other jurisdiction of                        I.R.S. Employer I. D.
incorporation or organization:Delaware                Number:  75-2467002

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California                            90245
(Address of principal executive offices)        (ZIP CODE)


Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES X    NO __


As of May 6, 1998, 5,900,210 shares of Common Stock of the Registrant were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.

PART I    FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1   Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1998 and
         September 30, 1997                                                   3

         Condensed Consolidated Statements of Operations - Three and
         six months ended March 31, 1998 and 1997                             4

         Condensed Consolidated Statements of Cash Flows - Six months
         ended March 31, 1998 and 1997                                        5

         Notes to Condensed Consolidated Financial Statements
         - March 31, 1998                                                     6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   11

Item 4   Submission of Matters to a Vote of Security Holders                 11

Item 6   Exhibits and Reports on Form 8-K                                    11

SIGNATURES

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                  March 31,    September 30,
                                                   1998           1997
                                                 ----------   -------------
                                                (Unaudited)
                                       ASSETS:
Current assets:
  Cash                                             $3,251        $3,315
  Restricted cash                                     255           412
  Accounts receivable, net                         85,326        76,875
  Inventories                                       4,983         4,663
  Prepaid expenses and other current assets         1,028         1,569
                                                  -------       -------
    Total current assets                           94,843        86,834

Property and equipment, net of accumulated
  depreciation                                     12,420         3,278

Other assets                                        3,717           750
                                                  -------       -------
    Total assets                                 $110,980       $90,862
                                                  -------       -------
                                                  -------       -------

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit               $ 47,890      $ 50,692
  Accounts payable                                 12,400         3,798
  Accrued liabilities                               2,872         2,709
  Other current liabilities                        11,592         4,593
  Current portion of notes payable                    232           198
  Deferred taxes                                       91            91
                                                  -------       -------
    Total current liabilities                      75,077        62,081

Notes payable                                       4,265           463
                                                  -------       -------
    Total liabilities                              79,342        62,544

Stockholders' equity:
  Common stock                                          6             6
  Additional paid-in capital                       18,633        18,283
  Retained earnings                                11,378        10,029
  Unrealized holding gains                          1,621            --
                                                  -------       -------
  Total stockholders' equity:                      31,638        28,318

                                                  -------       -------
  Total liabilities and stockholders' equity     $110,980      $ 90,862
                                                  -------       -------
                                                  -------       -------


              See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                   Three months ended    Six months ended
                                         March 31,           March 31,
                                   ------------------  -------------------
                                     1998      1997       1998     1997
                                   --------  --------  --------  ---------
Net sales                          $135,303  $116,595  $265,492  $228,261
Cost of sales                       122,510   106,974   239,308   208,785
                                    -------   -------   -------   -------
    Gross profit                     12,793     9,621    26,184    19,476

Selling and marketing expenses        8,625     4,778    16,755    10,161
General and administrative expenses   3,476     2,340     6,432     4,480
                                    -------   -------   -------   -------
    Operating income                    692     2,503     2,997     4,835

Interest expense                        419       283       846       615
Other income, net                       (81)      (71)     (134)     (128)
                                    -------   -------   -------   -------
    Income before income taxes          354     2,291     2,285     4,348

Provision for income taxes              145       967       937     1,837
                                    -------   -------   -------   -------
  Net income                       $    209   $ 1,324   $ 1,348  $  2,511
                                    -------   -------   -------   -------
                                    -------   -------   -------   -------
    Net income per share:
      Basic                        $   0.04   $  0.23   $  0.23      0.44
                                    -------   -------   -------   -------
                                    -------   -------   -------   -------
      Diluted                      $   0.04   $  0.23   $  0.22      0.43
                                    -------   -------   -------   -------
                                    -------   -------   -------   -------

  Weighted average shares outstanding:
      Basic                           5,862     5,667     5,852     5,667
                                    -------   -------   -------   -------
                                    -------   -------   -------   -------
      Diluted                         5,942     5,817     6,035     5,807
                                    -------   -------   -------   -------
                                    -------   -------   -------   -------


               See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                      Six Months Ended
                                                          March 31,
                                                    -------------------
                                                     1998          1997
                                                    -------------------
Cash flows from operating activities:
 Net income                                         $1,348        $2,511
 Adjustments to reconcile net income to
 net cash used by operations:
  Depreciation and amortization                        777           558
  Deferred compensation                                 22            95
  Allowance for doubtful accounts                      180           398
  Allowance for returns                                 --            50
  Net change in operating assets and
   liabilities                                       6,165       (14,423)
                                                    ------       -------
  Net cash provided (used) by operating activities   8,492       (10,811)

Cash flows from investing activities:
Purchase of property and equipment                  (5,919)         (856)
                                                    ------       -------
  Net cash used by investing activities             (5,919)         (856)

Cash flows from financing activities:
 Net borrowings (payments) under lines of credit    (2,802)       10,836
 Payment on notes payable                             (164)          (28)
 Proceeds from sales of stock to employees             329           400
                                                    ------       -------
  Net cash provided by financing activities         (2,637)       11,208

                                                    ------       -------
 Decrease in cash                                   $  (64)       $ (459)
                                                    ------       -------
                                                    ------       -------
Supplemental disclosures of cash flow
information:
 Interest paid                                      $  419        $  628
                                                    ------       -------
                                                    ------       -------
 Income taxes paid                                  $1,584        $2,995
                                                    ------       -------
                                                    ------       -------
Long-term debt acquired in purchase of plant        $4,000
                                                    ------
                                                    ------
Unrealized gain on equity holdings, net of taxes    $1,621
                                                    ------
                                                    ------


              See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at March 31, 1998, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

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

As mentioned in the Company's most recent Form 10-K, there is a risk associated with the dependency on major customers. IBM is a major customer whose contract expires in June of 1998. At that time IBM will enter into new contracts with certain resellers to supply it, and certain of its customers, with products and services. Although the Company intends to bid for such contract, there can be no assurance that the Company will be successful in obtaining such contract.

A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, any resulting adverse impact on operating results may be further magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                        Three Months Ended   Six Months Ended
                                            March 31,            March 31,
                                        -----------------    ----------------
                                         1998        1997      1998      1997
                                        ---------  -------  --------  -------
Net sales. . . . . . . . . . . . . . .   100.0%    100.0%    100.0%    100.0%
Cost of sales. . . . . . . . . . . . .    90.5      91.7      90.1      91.5
                                        ------     ------    ------   -------
     Gross profit. . . . . . . . . . .     9.5       8.3       9.9       8.5
Selling and marketing expenses . . . .     6.4       4.1       6.4       4.4
General and administrative expenses. .     2.6       2.1       2.4       2.0
                                         ------    ------    ------   -------
     Operating income. . . . . . . . .     0.5       2.1       1.1       2.1
Interest expense.. . . . . . . . . . .     0.3       0.2       0.3       0.3
Other income, net. . . . . . . . . . .     0.1       0.1       0.1       0.1
                                         ------    ------    ------   -------
     Income before income taxes. . . .     0.3       2.0       0.9       1.9
Provision for income taxes . . . . . .     0.1       0.9       0.4       0.8
                                         ------    ------    ------   -------
Net income . . . . . . . . . . . . . .     0.2%      1.1%      0.5%      1.1%
                                         ------    ------    ------   -------
                                         ------    ------    ------   -------

COMPARISON OF THE QUARTER AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

All comparisons within the following discussion are related to the same period of the previous year.

NET SALES.   Net sales in the second quarter increased $18.7 million, or 16.0%, to $135.3 million from the corresponding quarter a year ago. Five new sales offices accounted for $13.9 million of the net sales increase. Sales under the IBM global contract amounted to $29.4 million (21.7% of total net sales) and $41.1 million (35.3% of total net sales), respectively. The decline in IBM sales reflects a lessening of computer product demand for the period. Service revenues were $2.6 million (1.9% of total net sales) and $1.4 million (1.2% of total net sales), respectively.

Net sales for the six months increased $37.2 million, or 16.3%, to $265 million from the corresponding period a year ago. Six new sales offices accounted for $30.1 million of the net sales increase. Sales under the IBM global contract amounted to $60.7 million (22.9% of total net sales) and $71.8 million (31.4% of total net sales), respectively. Service revenues were $5.3 million (2.0% of total net sales) and $1.4 million (0.6% of total net sales), respectively.

GROSS PROFIT.   Gross profit as a percentage of sales improved to 9.5% from 8.3%
in the corresponding quarter a year ago. The 1.2% improvement in margins was chiefly attributed to improved purchasing terms and associated rebates from vendors. For the six months, gross profits showed a similar improvement of 1.4% to 9.9% from 8.5% in the corresponding period a year ago.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses in the second quarter increased $3.8 million, or 80.5%, to $8.6 million from the corresponding quarter a year ago. As a percentage of net sales, selling and marketing increased to 6.4% from 4.1%. However, in the prior sequential quarter, selling and marketing expenses were already at 6.2 % of net sales. The current quarter continues that trend which is primarily wage related and represents an additional investment in the service and marketing infrastructure of $1.1 million. For the six months, selling and marketing expenses increased $6.6 million or 64.9%, to $16.8 million from the corresponding period a year ago.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the second quarter increased $1.1 million, or 48.6%, to $3.5 million from the corresponding quarter a year ago. As a percentage of net sales, general and administrative expenses increased to 2.6% from 2.1% a year ago, and 2.3% in the
prior quarter.   The increase was attributable to increased staff and other administrative functions necessary to support the increase in sales volume. For the six months general and administrative expenses increased $2.0 million or 43.6%, to $6.4 million from the corresponding period a year ago.

INTEREST EXPENSE. Interest expense in the second quarter increased $0.1 million, or 47.9%, to $0.4 million from the corresponding quarter a year ago. As a percentage of net sales, interest expense increased 0.1% to 0.3%. The increase is attributable to increased sales volume and related receivables subject to financing. For the six months interest increased $0.2 million, or 37.5%, to $0.8 million from the corresponding period a year ago, but remained unchanged on a percentage of net sales basis. Interest of $119 thousand relating to the Company's new configuration facility in Ontario was capitalized during the quarter, pending completion of construction of the facility. Total interest capitalized on the project to date is $199 thousand.

NET INCOME. Net income in the second quarter decreased $1.1 million, or 84.2%, to $209 thousand from the corresponding quarter a year ago. Net income decreased primarily as a result of the increases in selling and marketing and general and administrative expense that exceeded the increases in sales volume and gross profits. For the six months net income decreased $1.2 million or 46.3%, to $1.3 million, again due to increased overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash totaling $8.5 million during the six months ended March 31, 1998. Most of the increase can be attributed to an increase in other current liabilities, which includes deposits in transit of $6.0 million.

Accounts receivable increased $8.6 million, as a result of continuing sales growth and inventories increased a nominal $0.3 million as of March 31, 1998. The Company's accounts receivable balance at March 31, 1998 and September 30, 1997 was $86.7 and $78.0 million. The number of days' sales outstanding in accounts receivable remained at 58 days both as of March 31, 1998 and as of September 30, 1997.

Investing activities used cash totaling $5.9 million during the six months ended March 31, 1998. The investing activities related to the purchase of equipment and improvements for the Ontario facility of $3.8 million, upgrading of computer equipment of $1.2 million, purchase of software of $.7 million, and acquisition of office furniture and equipment of $.2 million.

Investment in marketable securities included in Other Assets increased $2.7 million. The increase reflects an increase in market value on securities (Shopping.com) that may be sold within the next twelve months. The after tax unrealized gain amounts to $1.6 million and is a component of Stockholders' Equity.

Financing activities used net cash totaling $2.6 million during the six months ended March 31, 1998. The primary use of cash was for the reduction of net borrowings under lines of credit of $2.8 million. Offsetting this was $.3 million provided by employee purchases of stock under the Company's Employee Stock Purchase Plan.

As of March 31, 1998, the Company had approximately $3.3 million in cash, $0.3 million in restricted cash, and $19.8 million in working capital. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of March 31, 1998, such lines of credit provided for maximum aggregate borrowings of approximately $81 million, of which $47.9 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime less
 .25%. The lines of credit may be renewed annually unless notification of an election not to renew is made by either the Company or creditor on or prior to the renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

Management believes that existing cash, cash equivalents, available lines of credit and anticipated cash generated from operations will be sufficient to satisfy the Company's currently anticipated cash requirements.

SUBSEQUENT EVENTS

On April 2, 1998 the Company agreed to purchase selected assets of First Source International, Inc., a direct and Online marketer of computer systems and related peripherals to small and medium sized businesses. The cash portion of the purchase price will be $550,000 of which $400,000 will result in goodwill. In addition there will be payments contingent on the future earnings performance of the acquired business. Currently, the anticipated closing date for the transaction is in early June of 1998.

On April 16, 1998 the Company obtained a seven year equipment financing loan for $3.5 million related to the Ontario facility. The loan, under the auspices of the California Statewide Communities Development Authority, includes $1 million of tax exempt financing at a rate of 5.25% with the remaining portion of the loan at 8.15%. Monthly payments amount to $53,404 with the equipment collateralizing the note.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Previously, the Company disclosed primary and fully diluted EPS. Upon adoption of this standard for the interim period ended December 31, 1997, the Company is disclosing basic and diluted EPS for fiscal 1998 and has restated all prior period EPS data presented.

The FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company has not assessed the impact of this Standard on its financial statements.

The FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of operating segments in the financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company has not assessed the impact of this Standard on its financial statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on March 6, 1998. The stockholders elected all of the Company's nominees for director, who constitute the entire Board of Directors. The stockholders also approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for 1998. The votes were as follows:

1.  Election of Directors:
                                                  Votes For    Withheld
                                                  ---------    --------
     Attiazaz "Bob" Din                           3,891,286      13,190
     Naureen Din                                  3,888,386      16,090
     Zubair Ahmed                                 3,891,386      13,090
     Verdell Garroutte                            3,891,256      13,220
     Mark Briggs                                  3,890,956      13,520

2.  Appointment of Coopers & Lybrand L.L.P.

     For                                          3,897,366
     Against                                          3,110
     Abstain                                          4,000

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit
          Number         Description
          -------        -----------
          11   Computation of Earnings Per Common Share
          27   Financial Data Schedule for the quarter ended March 31, 1998

     b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly causedthis report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EN POINTE TECHNOLOGIES, INC.
                              (REGISTRANT)



Date:   May  14, 1998         By:  /s/ Robert A. Mercer
                                 ----------------------------------
                              Robert A. Mercer, Principal Accounting Officer