Form 10-Q
period 1998-06-30
EN POINTE TECHNOLOGIES INC
filed 1998-08-13
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


Registrant's telephone number, including area code: (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  YES   X    NO
                                                    ----  ----

As of August 6, 1998, 5,899,407 shares of Common Stock of the Registrant were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.


PART I   FINANCIAL INFORMATION                                                                                      PAGE
------   ---------------------                                                                                      ----
ITEM 1   FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND SEPTEMBER 30, 1997                                 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997         4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED JUNE 30, 1998 AND 1997                   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998                                         6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7


PART II  OTHER INFORMATION
-------  -----------------

ITEM 1   LEGAL PROCEEDINGS                                                                                           10

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         10

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                                                            10

SIGNATURES                                                                                                           11
----------


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                      June 30,       September 30,
                                                        1998             1997
                                                    -----------      -------------
                                                    (Unaudited)
                                    ASSETS:

Current assets:
  Cash                                               $  2,244           $ 3,315
  Restricted cash                                       2,409               412
  Accounts receivable, net                             88,441            76,875
  Inventories                                           8,867             4,663
  Prepaid expenses and other current assets             1,036             1,569
                                                     --------           -------
      Total current assets                            102,997            86,834

Property and equipment, net of accumulated
  depreciation                                         14,439             3,278

Other assets                                            5,211               750
                                                     --------           -------
      Total assets                                   $122,647           $90,862
                                                     --------           -------
                                                     --------           -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under lines of credit                   $ 64,784           $50,692
  Accounts payable                                      9,744             3,798
  Accrued liabilities                                   2,540             2,709
  Other current liabilities                             3,621             4,593
  Current portion of notes payable                        755               198
  Deferred taxes                                           91                91
                                                     --------           -------
      Total current liabilities                        81,535            62,081

Notes payable                                           7,126               463
Deferred taxes                                          1,310              --
                                                     --------           -------
      Total liabilities                                89,971            62,544

Stockholders' equity:
  Common stock                                              6                 6
  Additional paid-in capital                           18,688            18,283
  Retained earnings                                    12,097            10,029
  Unrealized holding gains                              1,885              --
                                                     --------           -------
  Total stockholders' equity:                          32,676            28,318
                                                     --------           -------
  Total liabilities and stockholders' equity         $122,647           $90,862
                                                     --------           -------
                                                     --------           -------


           See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three months ended          Nine months ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------
Net sales                                    $143,811      $128,400      $409,303      $356,661
Cost of sales                                 130,258       116,671       369,566       325,456
                                             --------      --------      --------      --------
  Gross profit                                 13,553        11,729        39,737        31,205

Selling and marketing expenses                  8,547         5,737        25,302        15,898
General and administrative expenses             3,557         3,193         9,989         7,673
                                             --------      --------      --------      --------
  Operating income                              1,449         2,799         4,446         7,634

Interest expense                                  298           312         1,145           927
Other income, net                                 (70)          (44)         (204)         (172)
                                             --------      --------      --------      --------
  Income before income taxes                    1,221         2,531         3,505         6,879

Provision for income taxes                        501         1,070         1,437         2,907
                                             --------      --------      --------      --------
  Net income                                 $    720      $  1,461      $  2,068      $  3,972
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------

    Net income per share:
      Basic                                  $   0.12      $   0.26      $   0.35          0.70
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------
      Diluted                                $   0.12      $   0.25      $   0.34          0.68
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------

  Weighted average shares outstanding:
      Basic                                     5,898         5,693         5,867         5,669
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------
      Diluted                                   5,926         5,785         6,019         5,832
                                             --------      --------      --------      --------
                                             --------      --------      --------      --------


           See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                              Nine months ended
                                                                   June 30,
                                                           ------------------------
                                                             1998            1997
                                                           --------        --------
Cash flows from operating activities:
  Net income                                               $  2,068        $  3,972
  Adjustments to reconcile net income to
    net cash used by operations:
      Depreciation and amortization                           1,322             880
      Deferred compensation                                      21              80
      Allowance for doubtful accounts                           599             437
      Allowance for returns                                    --               150
      Net change in operating assets and
        liabilities                                         (14,294)        (14,906)
                                                           --------        --------
      Net cash provided (used) by operating activities      (10,284)         (9,387)

Cash flows from investing activities:
Purchase of property and equipment                           (8,483)         (1,425)
                                                           --------        --------
  Net cash used by investing activities                      (8,483)         (1,425)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit              14,092           7,448
Proceeds from lease obligation                                 --               402
Proceeds from equipment financing                             3,500            --
Payment on notes payable                                       (280)           (141)
Proceeds from sales of stock to employees                       384             734
                                                           --------        --------
  Net cash provided by financing activities                  17,696           8,443

                                                           --------        --------
Decrease in cash                                           $ (1,071)       $ (2,369)
                                                           --------        --------
                                                           --------        --------

Supplemental disclosures of cash flow
information:
  Interest paid                                            $  1,146        $    911
                                                           --------        --------
                                                           --------        --------
  Income taxes paid                                        $  1,591        $  3,868
                                                           --------        --------
                                                           --------        --------
Long-term debt acquired in purchase of plant               $  4,000
                                                           --------
                                                           --------
Unrealized gain on equity holdings, net of taxes           $  1,885
                                                           --------
                                                           --------


           See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at
June 30, 1998, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1997.

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

As mentioned in the Company's most recent Form 10-K, there is a risk associated with the dependency on major customers. IBM is a major customer whose extended contract expires in December of 1998. At that time IBM will enter into new contracts with certain resellers to supply it, and certain of its customers, with products and services. Although the Company intends to bid for such contract, there can be no assurance that the Company will be successful in obtaining such contract.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                    June 30,
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
Net sales.........................................     100.0%        100.0%        100.0%        100.0%
Cost of sales.....................................      90.6          90.9          90.3          91.3
                                                      --------      --------      --------      --------
  Gross profit....................................       9.4           9.1           9.7           8.7
Selling and marketing expenses....................       5.9           4.4           6.2           4.4
General and administrative expenses...............       2.5           2.5           2.4           2.2
                                                      --------      --------      --------      --------
  Operating income................................       1.0           2.2           1.1           2.1
Interest expense..................................       0.2           0.2           0.2           0.2
Other income, net.................................       0.0           0.0           0.0           0.0
                                                      --------      --------      --------      --------
  Income before income taxes......................       0.8           2.0           0.9           1.9
Provision for income taxes........................       0.3           0.9           0.4           0.8
                                                      --------      --------      --------      --------
  Net income......................................       0.5%          1.1%          0.5%          1.1%
                                                      --------      --------      --------      --------
                                                      --------      --------      --------      --------


COMPARISON OF THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

All comparisons within the following discussion are related to the same period of the previous year.

NET SALES. Net sales in the third quarter increased $15.4 million, or 12.0%, to $143.8 million from the corresponding quarter a year ago. Five new sales offices accounted for $6.1 million of the net sales increase. Sales under the IBM global contract amounted to $30.1 million (20.9% of total net sales) and $33.2 million (25.8% of total net sales), respectively. The decline in IBM sales reflects a lessening of computer product demand for the period.
Service revenues were $3.4 million (2.4% of total net sales) and $1.9 million (1.5% of total net sales), respectively.

Net sales for the nine months increased $52.6 million, or 14.8%, to $409.3 million from the corresponding period a year ago. Five new sales offices accounted for $13.4 million of the net sales increase. Increased governmental sales accounted for another $19.3 million. Sales under the IBM global contract amounted to $90.8 million (22.2% of total net sales) and $105.0 million (29.4% of total net sales), respectively. Service revenues were $8.6 million (2.1% of total net sales) and $3.3 million (0.9% of total net sales), respectively.

GROSS PROFIT. Gross profit as a percentage of sales improved to 9.4% from 9.1% in the corresponding quarter a year ago. The .3% improvement in margins was chiefly attributed to improved purchasing terms and associated rebates from vendors. For the nine months, gross profits improved by 1.0% to 9.7% from 8.7% in the corresponding period a year ago.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses in the third quarter increased $2.8 million, or 49.0%, to $8.5 million from the corresponding quarter a year ago. As a percentage of net sales, selling and marketing increased to 5.9% from 4.4%. However, in the prior sequential quarters, selling and marketing expenses were already poised above 6% of net sales. The current quarter continues that trend which is primarily wage related and represents an additional investment in the service and marketing infrastructure of $1.1 million. For the nine months, selling and marketing expenses increased $9.4 million or 59.2%, to $25.3 million from the corresponding period a year ago.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the third quarter increased $.4 million, or 11.4%, to $3.6 million from the corresponding quarter a year ago. As a percentage of net sales, general and administrative expenses remained constant at 2.5%. For the nine months general and administrative expenses increased $2.3 million or 30.2%, to $10.0 million from the corresponding period a year ago. The increase was attributable to increased staff and other administrative functions necessary to support the increase in sales volume.

INTEREST EXPENSE.  Interest expense in the third quarter decreased
$14 thousand, or 4.5%, to $0.3 million from the corresponding quarter a year ago. As a percentage of net sales, interest expense remained constant at 0.2%. The increase is attributable to increased sales volume and related receivables subject to financing. For the nine months interest increased
$0.2 million, or 23.5%, to $1.1 million from the corresponding period a year ago, but remained unchanged on a percentage of net sales basis. Interest of $130 thousand relating to the Company's new configuration facility in Ontario was capitalized during the quarter, pending completion of construction of the facility. Total interest capitalized on the project to date is $329 thousand.

NET INCOME. Net income in the third quarter decreased $.7 million, or 50.7%, to $720 thousand from the corresponding quarter a year ago. Net income decreased primarily as a result of the increases in selling and marketing and general and administrative expense that exceeded the increases in sales volume and gross profits. For the nine months net income decreased
$1.9 million or 47.9%, to $2.1 million, again due to increased overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash totaling $10.3 million during the nine months ended June 30, 1998. Net cash used in operating activities has been significant due to the working capital requirements resulting from the growth of the Company and, more specifically, the financing of accounts receivable resulting from increased sales.

As of June 30, 1998, accounts receivable increased $12.2 million, reflecting continuing sales growth. Inventories increased $4.2 million due to a spike up in the in transit inventory and the staging of material for the start up for the Ontario configuration center. The Company's accounts receivable balance at June 30, 1998 and September 30, 1997 was $90.2 and $78.0 million. The number of days' sales outstanding in accounts receivable was 56 and 58 days respectively as of June 30, 1998 and September 30, 1997.

Investing activities used cash totaling $8.5 million during the nine months ended June 30, 1998. The investing activities related chiefly to the purchase of equipment and improvements for the Ontario facility of $5.5 million with the remaining $3.0 million expended for computer equipment, office furnishings, and other support equipment.

Investment in marketable securities included in Other Assets increased
$3.2 million. The increase reflects an increase in market value on securities (Shopping.com) that may be sold within the next twelve months. The after tax unrealized gain amounts to $1.9 million and is a component of Stockholders' Equity.

Financing activities provided net cash totaling $17.7 million during the nine months ended June 30, 1998. The primary increase in cash was from net borrowings under lines of credit of $14.1 million. In addition $3.5 million was provided from equipment financing related to Ontario. As of June 30, 1998, the Company had approximately $2.2 million in cash, $2.4 million in restricted cash, and $21.5 million in working capital. The $2.4 million in restricted cash relates to the Ontario equipment financing and is set aside to finance equipment purchases.

The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70 million line with IBM Credit Corporation ("IBM Credit"). As of June 30, 1998, such lines of credit provided for maximum aggregate borrowings of approximately $101 million, of which $64.8 million was outstanding. Because the lines of credit are primarily collateralized by accounts receivable, the available credit and credit limit are dependent upon the amount of accounts receivable at any given point in time. Outstanding borrowings on the lines of credit bear interest at the prime rate less .25%. The lines of credit may be renewed annually unless notification of an election not to renew is made by either the Company or creditor on or prior to the renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends.

On July 1, 1998 the Ontario facility was completed and operations commenced, as planned. The facility has a high capacity for unit configuration, but is not scheduled to reach full production capability for at least the next couple of quarters. In the meantime, some negative cash flow is anticipated until full production can be achieved.

Because of the Ontario cash needs, including certain unanticipated costs associated with the completion of the facility, as well as the decline in operating profits attributable to the ramp up of technical services, management believes that additional cash is needed and is actively pursuing alternative courses.

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

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits


             Exhibit
             Number         Description
             10.16  Loan Agreement among Associates Commercial Corporation, as
                    Lender, and California Statewide Communities Development
                    Authority, as Issuer, and the Registrant, dated April 16,
                    1998
             11     Computation of Earnings Per Common Share
             27     Financial Data Schedule for the quarter ended June 30, 1998


     b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         EN POINTE TECHNOLOGIES, INC.
                         ----------------------------
                         (REGISTRANT)


Date: August 14, 1998            By: /s/ C. Stephen Cordial
                                     -------------------------------------------
                                     C. Stephen Cordial, Chief Financial Officer