Form 10-K
period 1998-09-30
EN POINTE TECHNOLOGIES INC
filed 1998-12-29
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                    OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                     COMMISSION FILE NUMBER: 000-28052

                          EN POINTE TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             75-2467002
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

    100 NORTH SEPULVEDA BOULEVARD, 19TH FLOOR, EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 725-5200

                           --------------------------

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

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of December 22, 1998, was approximately $16,414,313.

    The number of outstanding shares of the Registrant's Common Stock as of December 22, 1998 was 5,934,635.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 1999):
PART III, ITEMS 10-13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, INCLUDING BUT NOT LIMITED TO STATEMENTS CONTAINED IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS." READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS," AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS

References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe Technologies, Inc. and its subsidiaries. The following En Pointe Technologies trademarks are mentioned or referred to in this Annual Report: En Pointe Technologies-Registered Trademark-and the Building Blocks design-Registered Trademark- are registered trademarks of the Company, and ReqBuilder-TM-, Traconnect-TM- and Firstsource.com-TM- are trademarks of the Company.

ITEM 1. BUSINESS

    En Pointe Technologies, Inc. ("En Pointe") or the ("Company") is a national provider of information technology products and value-added services to large and medium sized companies and government entities. The Company has deployed a "business-to-business" electronic commerce process that capitalizes on the Company's proprietary information systems and the extensive warehousing, purchasing and distribution functions of its allied national distributors of information technology products. En Pointe's proprietary information systems enable the Company to establish effective online communication links with its sales representatives, selected distributors and certain customers that provide pricing and availability information on a broad range of information technology products from multiple sources. By leveraging these systems and its distributor relationships, the Company provides customers access to an extensive range of products at competitive prices, without assuming the risks and costs associated with maintaining significant product inventories. En Pointe has recently targeted the small business and consumer markets with an enhanced version of its existing electronic commerce business system.

INDUSTRY OVERVIEW

    The markets for information technology products and services are expected to continue to experience significant growth over the next few years. According to DataQuest, Inc. ("DataQuest"), a leading industry market research firm, the U.S. market for personal computers is expected to increase from $79 billion in 1998 to $103.0 billion in 2001, a compound annual growth rate of 9% The Company believes that the leading factors driving the growth in these markets are the continued transition to distributed computing technologies such as client/server, increased networking of personal computers into local area networks ("LANs") and wide area networks ("WANs"), increased use of the Internet and growing use of intranets in corporate environments.

    Significant price competition and abbreviated product lifecycles have forced information technology product manufacturers to pursue lower cost manufacturing, assembly and distribution strategies. Additionally, certain product manufacturers have elected to outsource the related integration, installation and maintenance of their products to third party providers. Wholesale distributors, which inventory products from multiple vendors and sell to resellers as well as corporate resellers, who in turn sell directly to corporate end users and provide related information technology services, have emerged as direct beneficiaries of these trends.

    Several changes in the marketplace have resulted from manufacturers' utilization of the information technology distribution channel and their continued efforts to improve their cost structure. First, the wholesale distributor and reseller markets have experienced consolidations. The high fixed costs associated with maintaining multiple warehouses and adequate inventory, and the shift by manufacturers from exclusive distribution partners to "open sourcing" have forced a number of companies to align their businesses with financially stronger partners. Second, the significant working capital required to carry large in-stock product inventories and the reductions in inventory price protection and in free financing by manufacturers have caused many resellers to adjust their current business models. Due to the working capital and risk related to stocking inventories, many corporate distributors and resellers often have neither the volume nor the range of products to fill customer demands. Third, several product manufacturers have capitalized on their demand-driven operating model and direct selling efforts to capture market share from other manufacturers and corporate resellers.

    In response to these changing market dynamics, En Pointe believes the information technology product industry, and particularly corporate resellers, will increasingly rely on electronic commerce to procure and deliver products efficiently. The Company believes the ability to quickly access product information, order and track products electronically, as well as to transact business over the Internet will provide a competitive advantage for corporate resellers. Additionally, the Company believes the ability of resellers to integrate electronically with end users and to provide seamless access for product specifications, pricing, availability and order tracking will enhance customer relationships and improve customer retention.

    The decision making process that confronts organizations when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options that have briefer lifecycles. Organizations are continually faced with technology obsolescence and must design new networks, upgrade and migrate to new systems. According to The Gartner Group, an information technology research firm, the total cost of ownership of a personal computer over its lifetime may be as much as five times the initial capital expense. As a result, corporate resellers are attempting to capitalize on their customer relationships, initially developed through product procurement, in order to provide related value-added services. These may include installation, pre- and post-sale technical support, integration and maintenance services, as well as higher-end service offerings, such as network and asset management, consulting and application development.

    En Pointe believes a trend is emerging for the final assembly of certain information technology products to be performed by third parties, including corporate resellers and distributors. To compete more effectively and lower their costs, several manufacturers have taken significant steps to reduce their own inventories, and those of their distribution partners, by implementing a build-to-order manufacturing process. Final product assembly may now be performed by corporate resellers and distributors, rather than in-house under the build-to-forecast methodology traditionally employed by these manufacturers.

THE EN POINTE BUSINESS MODEL

    En Pointe's growth since its inception is attributable to its electronic commerce business model, which features (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) sophisticated proprietary information systems that enable En Pointe to provide enhanced customer service; and (iii) reduced working capital requirements by leveraging its virtual inventory model and its allied distributor relationships.

    The Company seeks to maintain a low-cost overhead structure through the automation of many of its management and operating functions. En Pointe has developed and used proprietary information systems to monitor sales, product returns, profitability and accounts receivable at the sales representative, sales office and customer levels. Additionally, the Company has integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. The Company believes that this level of automation allows it to operate more efficiently and to provide its customers with competitive pricing and quality service.

    An integral component of the Company's business model is its ability to access an extensive virtual inventory of information technology products stocked by a number of distributors through its proprietary information systems. These information systems make available to the Company's sales representatives and certain customers, product pricing and availability data, downloaded on a daily basis, from several large distributors including Ingram Micro Inc. ("Ingram Micro"), InaCom Corp. ("InaCom"), Pinacor, Inc. ("Pinacor"), Merisel Americas, Inc. ("Merisel"), Synnex Information Technologies, Inc. ("Synnex") and Tech Data Corporation ("Tech Data") (the "allied distributors"). The data provided by En Pointe's information systems allows its sales representatives to design each customer's order according to the particular needs of that customer. If obtaining the best price for a particular product is the customer's primary objective, En Pointe's information systems allow the sales representative to identify which of the allied distributors can supply the desired product at the best price. If immediate availability of products is the primary objective, then the Company's information systems can indicate the availability of products from various allied distributors at different warehouse locations across the country, and the order can be placed at the location that can deliver the desired products in the shortest time possible. Furthermore, the Company's proprietary information systems allow customers to place a single order that may include a number of different products from multiple manufacturers or distributors. Each product ordered might ship overnight to a desired integration center or directly to the customer's location for delivery to the end user. En Pointe's systems can therefore reduce the number of unfulfilled customer orders and the need to back-order products.

    The third element of the Company's business model is to reduce its working capital requirements by leveraging its virtual inventory model and utilizing the extensive warehousing, purchasing and distribution functions of its allied distributors. Since inception, the Company has been an innovator in using the drop shipping capabilities of its distributors to avoid many of the costs and risks associated with maintaining inventory, which also enables the Company to quickly adapt to changing market demands. As product proliferation has occurred, En Pointe's limited inventory model has given it a competitive advantage with respect to price and availability on a broad range of products without the costs and risks associated with carrying large amounts of physical inventory. The Company believes its business model allows it to increase sales without a significant capital investment in inventory. The model has been apt to date. However, the Company believes that it will be required to develop and execute a plan to restructure its operations which includes the cost of a restructuring of the Ontario facility, in order to remain competitive. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period when such a restructuring and plan are approved by the Board of Directors. See "Liquidity and Capital Resources."

PROPRIETARY INFORMATION SYSTEMS

    The development and function of the Company's proprietary information systems have been important factors in its success. These information systems provide online access to the collective inventory and pricing information of the allied distributors for all of the Company's sales offices, as well as for certain customers. These information systems are installed at the Company's sales offices and can also be installed, if desired, directly at a customer's facility. They enable the Company's sales representatives and customers to access product pricing and availability by manufacturer, part number or product description, and provide detailed product specifications for most major manufacturers. Customers can then directly enter orders online, check the status of their orders (including those being integrated by En Pointe at its Ontario, California facility), access prior orders and serial numbers by purchase order numbers, check on back-ordered products and verify FedEx and UPS tracking and shipping numbers. The Company's systems can also provide the customer with customized reports showing invoice, purchase order, price, ship-to address, serial numbers, dates and totals of the products purchased from En Pointe.

    In June 1998, the Company deployed its next generation of proprietary software at its Internet focused subsidiary Purchase Pointe, Inc. dba Firstsource.com. This new generation is designed to offer greater functionality than previous applications and will provide Firstsource.com the improved operational and marketing capabilities needed to address the small business and consumer markets. Its architecture permits Firstsource.com's customers and sales representatives easy access to the inventory and pricing information of the allied distributors. Internet accessibility is a key feature of this version.

    In addition, the Company continues to focus on the development of other value-added software applications that will improve customer accessibility to its software as well as enhance its customer service capabilities. ReqBuilder and TracConnect are two recent developments that add to the Company's customer service capabilities. TracConnect is a web based front end to the Company's proprietary software that allows a customer to generate product quotes, place orders, and follow shipments remotely from the customer's site via the Internet. ReqBuilder is a proprietary En Pointe application that will assist the Company's customers in standardizing and streamlining their product procurement process over a web-accessible platform. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Proprietary Technology".

PRODUCTS AND VALUE-ADDED SERVICES

    The majority of En Pointe's sales to date have been attributable to the resale of information technology products. The Company currently makes available to its customers an extensive selection of products at what it believes to be a competitive combination of price and availability. The Company currently offers over 36,000 information technology products from over 700 manufacturers, including International Business Machines Corporation ("IBM"), Compaq Computer Corporation ("Compaq"), Hewlett Packard Company ("Hewlett Packard" or "HP"), Dell Computer Corporation, ("Dell"), Apple Computer ("Apple"), 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp., NEC Corp., Novell, Inc. ("Novell"), Kingston Technology Corporation, Lexmark International Group, Inc., Sony Corporation and Bay Networks, Inc. The Company is also certified as a Microsoft Senior Partner. Products offered by the Company include desktop and laptop computers, monitors, servers, memory, midrange systems, peripherals and operating system and application software. Products manufactured by IBM, Compaq and Hewlett Packard accounted for 26.5%, 19.8% and 17.4%, respectively, of the Company's net sales in fiscal 1998.

VALUE-ADDED SERVICES

    The Company believes it can provide value to its customers not only by offering an extensive selection of products from a variety of manufacturers and distributors, but also by offering related value-added services. The gross profit margin on the value-added services the Company currently offers is significantly higher than the gross profit margin on the Company's information technology products reselling business. The Company has traditionally provided many of these services via out-sourcing arrangements with third parties; however, in order to further promote the value-added portion of its business, it has expanded its internal service capabilities. En Pointe is focusing on technical services and professional and consulting services. The Company provides these services through defined contracts as well as on a time-and-materials basis. Currently, value-added services account for less than 3% of net sales, but are increasing as a result of the Company's continuing investments in this portion of its business.

    The Company's technical services include installation, pre- and post-sale technical support, network design, maintenance, product integration, on- site technical staffing and project rollouts. The ability to configure product orders has become increasingly important to En Pointe's targeted customer base and, in response to increased demand, the Company opened its new integration center in Ontario, California in July 1998. This new facility provides the Company with a greater integration capacity, as well as enables it to offer board level repair and maintenance services. The Company's project rollout services generally involve the procurement of large volumes of computer equipment with standard integrations, delivered on a specific timetable over a relatively short period of time. Rollout projects may include support capabilities such as project management, product scheduling, software loading and testing, coordinating shipments to multiple customer locations and overall quality control.

    En Pointe's professional and consulting services currently include LAN/WAN integration, website development, mid-range systems consulting and special projects. Its LAN/WAN integration services include consultation regarding communication equipment requirements, configuring proposed solutions, systems integration, installation and training. The Company's mid-range system consulting services involve the deployment and integration of RISC-based platforms. To support these services, En Pointe personnel participate in software solution provider certification and authorization programs. En Pointe currently has attained the following nationwide certifications and designations:
Microsoft Windows NT Certified, 3Com NETBuilder II and LinkBuilder III GH Authorized, DEC Alpha and IBM RS 6000/AIS. In addition, the Company is authorized to provide HP 9000 and Sun Microsystems products in selected locations and to selected market segments.

CUSTOMERS

    The Company's business model has allowed it to capture the business of a number of large and medium sized corporate and government customers. En Pointe's policy is to attract major customers by offering them "cost plus" pricing; the Company's cost plus an additional percentage negotiated with the customer. Once the Company has been approved as a supplier to a customer, it seeks to capture a significant portion of their business, which is typically spread over a number of resellers. En Pointe believes that maintaining high customer satisfaction will enable it to more effectively expand the range of value-added services it provides to include sales of technical, consulting and customer information services.

    The entities listed below illustrate the wide range of customers that have purchased information technology products and/or services from the Company during fiscal 1998:

Kaiser-Hill                    IBM

CitiCorp                       Raytheon

Los Angeles County             Union Planters

Northrop                       Fulton County

    A substantial portion of the Company's net sales are derived under long term contracts, typically of at least one to two years' duration. However, these contracts are usually non-exclusive agreements that are terminable upon 30 days' notice by either party. Purchases by customers are made using individual purchase orders.

    In 1995, the Company was one of three resellers awarded a three-year non-exclusive national contract with IBM to supply information technology products to IBM, its wholly owned subsidiaries, as well as certain operating divisions and customers of IBM. IBM has extended the contract with no termination date. For the fiscal years ended September 30, 1998, 1997, and 1996, net sales to IBM and its customers accounted for approximately 21.4%, 29.6% and 28.3%, respectively, of the Company's net sales. See "Factors Which May Affect Future Operating Results and Risks Associated With Dependence on Relationships With IBM And Other Large Customers."

SALES AND MARKETING

    The Company's sales efforts for most customers are based in the regional sales offices, while certain larger customer relationships are maintained at the Company's headquarters. En Pointe employed approximately 285 sales, marketing and related support personnel as of November 30, 1998 in 21 sales offices located throughout the U.S. (including its headquarters located in El Segundo, California). All of En Pointe's sales personnel have access to the Company's proprietary information systems, which allow them to focus more on sales and less on the administrative tasks associated with processing orders. Although the Company is highly reliant on its various automated systems, it believes in maintaining a high level of personal interaction with customers to ensure their complete satisfaction and loyalty.

    The Company's practice is to hire experienced industry sales representatives. Sales representatives are compensated based on the profitability of their sales and their subsequent management of the account. En Pointe typically will only guarantee the salary of a new sales representative for several months, after which they are compensated solely on commission. This compensation structure has been very successful for the Company, as the most effective sales personnel enjoy a high level of compensation relative to the industry average.

    En Pointe currently has sales offices in Palo Alto, CA; Sacramento, CA; Santa Ana, CA; San Diego, CA; Denver, CO; New York City, NY; Albany, NY; Austin, TX; Dallas, TX; Houston, TX; Portland, OR; Salt Lake City, UT; Seattle, WA; Chicago, IL; Atlanta, GA; Charlotte, NC; Minneapolis, MN; Boston, MA; Riverside, CA; and Memphis, TN, in addition to its El Segundo-based sales force. The Company has adopted an entrepreneurial approach with respect to its sales offices. Local personnel are usually given a high degree of autonomy, including limited pricing authority. Larger sales offices also have profit and loss responsibility, with compensation of sales office managers tied to the performance of their office.

    En Pointe expanded its marketing reach into the small business and consumer markets in June 1998 by establishing Firstsource.com, an emerging Internet division for computer systems and related peripherals. With the rapid growth in sales of technology products via the web, online business is consistent with En Pointe's strategy to capture additional Internet sales.

DISTRIBUTION

    Many resellers of information technology products have assumed some of the functions of distributors, including stocking inventory, developing and maintaining inventory control systems and establishing distribution systems. By doing so, these resellers have incurred additional capital costs associated with the warehousing of products, including the costs of leasing warehouse space, maintaining inventory and tracking systems and employing personnel for stocking and shipping duties. Furthermore, resellers that stock inventory risk obsolescence costs, which the Company believes may be significant due to the frequent product innovation, and associated product obsolescence, that characterizes this market. These overhead and "touch" costs require many resellers to incur expenses that En Pointe believes more than offset the advantages of the lower purchase prices that those resellers may realize through their direct purchasing relationships with manufacturers.

    The Company's business model allows it to eliminate many overhead and "touch" costs and risks. It has sought to take advantage of the operational strengths of its allied distributors, who have developed extensive warehousing, purchasing and distribution functions. As a result, En Pointe is able to reduce its investment in product inventory and capital costs associated with these "back office" functions, and can accept lower gross profit margins than many of its competitors and still remain profitable.

    En Pointe's ability to fill and deliver customer orders with an extremely high degree of speed and accuracy is one key benefit of the Company's business model. Its information systems, which include all order processing functions, enable the Company to place orders on a same-day basis. Most orders for in-stock product are picked, staged and drop shipped to the customer from the allied distributor within 24 hours of receipt of order, and on the same business day for orders received by 2 p.m. Pacific Time. The standard delivery time is two to three business days. The integration process will usually add a maximum of three business days. After an order is entered, it is reviewed and approved at the Company's purchasing center and transmitted electronically to the chosen distributor. Once the order is shipped by the distributor, delivery information is downloaded by the Company usually the day after the order is placed into its information systems. It then uses that information to produce an invoice, which is sent to the customer. If a customer places an order that cannot be filled by an individual distributor, En Pointe will split the order among multiple distributors.

    En Pointe's allied distributors currently fill most of its information technology product orders. By choosing to rely on the physical inventory strengths of its distributors, the Company is able to maximize its expertise and concentrate on its more profitable activities: researching, specifying, and recommending solutions to customers. After helping a customer select the most appropriate technology, En Pointe's sales representatives use the Company's proprietary information systems to determine the best combination of pricing and availability for a wide variety of information technology products.

COORDINATING AND OPTIMIZING PRODUCT DISTRIBUTION

    Because En Pointe's sales representatives have the ability to access the current inventory and availability records of its allied distributors, they are able to determine which distributor can best supply the customer. Furthermore, if any one distributor is unable to supply all of a customer's needs, En Pointe is generally able to fill the order using multiple allied distributors. To facilitate product distribution to its customers, En Pointe uses various carriers' (including FedEx and UPS) tracking software with tracking numbers supplied by allied distributors to monitor shipments.

    En Pointe has been able to successfully implement its strategy due in large part to the close relationships it has developed with the allied distributors. The Company has been able to maintain these relationships for several reasons, most importantly the volume of business that it generates. This volume enables En Pointe to negotiate with its allied distributors to receive discounts on certain products, which the Company may pass along to its customers. As sales have grown, En Pointe has been able to take advantage of these discounts as wells as others provided by product manufacturers. The Company seeks to participate in these discounts either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, who in turn will pass a portion along to resellers. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Distributors And Manufacturers."

COMPETITION

    En Pointe operates in a segment of the information technology industry that is highly competitive. It competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web order companies. Increasingly, the competition also includes hardware manufacturers and national computer retailers that have commenced marketing directly to end users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, allowing them to offer the same products and services at a lower price. Many of En Pointe's competitors are larger, have substantially greater financial, technical, marketing and other resources, and offer a broader range of value-added services. The Company competes with, among others, CompuCom Systems, Inc. ("CompuCom"), Elcom International, Inc. ("Elcom"), Entex Information Services, Inc. ("Entex"), InaCom Corp. ("InaCom"), MicroAge, Inc. ("MicroAge"), and CDW Computer Centers, Inc. ("CDW"). Dell Computer Corporation ("Dell") and Gateway have demonstrated the ability of a manufacturer-direct model to profitably gain market share, which has lead other manufacturers (e.g. IBM, Compaq, and HP) to announce plans intended to reduce the role of distributors and resellers, particularly in major accounts, which are the Company's target market. En Pointe expects to face additional competition from these manufacturers and other new market entrants in the future.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While En Pointe believes that it competes successfully with respect to most--if not all--of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the industry is characterized by abrupt changes in technology and the associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If it were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Industry Overview" and "Factors Which May Affect Future Operating Results and Competition."

INTELLECTUAL PROPERTY

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its proprietary technology. While the Company holds a copyright on some of its software, it does not have any patents on any other proprietary technology which the Company believes to be material to its future success. En Pointe relies primarily on trade secrets, proprietary knowledge and confidentiality agreements to establish and protect its rights in its proprietary technologies, and to maintain its competitive position. There can be no assurance that others may not independently develop similar or superior technologies, gain access to the Company's trade secrets or knowledge, or that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company in the event of any unauthorized use or disclosure of its proprietary information.

    There can be no assurance that the Company will not become subject to claims of infringement involving its information systems, or any other system, including its proprietary software. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any claims could be time consuming, result in costly litigation or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

    The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo and other marks. It has been issued registrations for its "En Pointe" and "Building Blocks" marks in the United States and has pending registrations in Canada, Mexico and the European Community. En Pointe does not believe that its operations are dependent upon any of its trademarks or service marks. It also sells products and provides services under various trademarks, service marks, and trade names that are the property of owners other than the Company. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Factors Which May Affect Future Operating Results and Risks Associated With Dependence on Proprietary Technology".

EMPLOYEES

    As of November 30, 1998, En Pointe employed approximately 633 individuals, including approximately 285 sales, marketing and related support personnel, 142 service and support personnel, 49 warehousing/manufacturing/test personnel and 157 employees in MIS, administration and finance. The Company believes that its ability to recruit and retain highly skilled MIS technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

    CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO (I) A SIGNIFICANT PORTION OF THE COMPANY'S SALES CONTINUING TO BE TO CERTAIN LARGE CUSTOMERS, (II) CONTINUED DEPENDENCE BY THE COMPANY ON CERTAIN ALLIED DISTRIBUTORS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE INFORMATION TECHNOLOGY MARKET, (IV) THE LIMITED PRIOR EXPERIENCE OF THE COMPANY IN THE PROVISION OF VALUE-ADDED SERVICES AND (V) THE DECISION BY THE COMPANY TO EXPAND ITS SALES FORCE INTO VARIOUS NEW GEOGRAPHIC TERRITORIES. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE CUSTOMERS.

    For the years ended September 30, 1998, 1997 and 1996, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 21.4%, 29.6% and 28.3% respectively, of the Company's net sales. The Company's contracts for the provision of products or services, including its contract with IBM, are generally non-exclusive agreements that are terminable by either party upon 30 days notice. The loss of IBM or any other large customer, the failure of IBM or any other large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by IBM or any other large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The inability of the Company to maintain the renewed contract would have a material adverse impact on the Company's business, financial position, results of operations and cash flows. See "Business--Customers."

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

    A key element of the Company's past success and future business strategy involves the establishment of alliances with certain large distributors of information technology products and services, including Ingram Micro, InaCom, Pinacor, Merisel, Synnex and Tech Data. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from two allied distributors, Ingram Micro and InaCom, accounted for 63.3% of the Company's aggregate purchases in fiscal 1998. Certain allied distributors provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain allied distributors for many of the same customers and therefore there can be no assurance that any such allied distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Substantially all of the Company's contracts with its allied distributors are terminable by either party upon 30 days' notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the allied distributors, modification of the terms or discontinuance of agreements with any of the allied distributors, failure to meet minimum purchase volume requirements, or the failure to establish a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business--Distribution."

    Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the allied distributors, which in turn may limit the number of units available to the Company for resale to its customers. In addition, because certain products offered by the Company are subject to manufacturer or distributor allocations, which limit the number of units of such products available to the Company for resale to its customers, there can be no assurance that the Company will be able to offer popular new products or product enhancements to its customers in sufficient quantity or in a timely manner to meet demand. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from such manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the manufacturers. As well, certain manufacturers provide the Company with substantial incentives in the form of allowances, financing, rebates, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the in these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers.

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

COMPETITION

    The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, manufacturers and national computer retailers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, which allow them to offer the same products and services at a lower price. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom, Dell, Elcom, Entex, Gateway, InaCom, MicroAge, and CDW. The Company expects to face additional competition from new market entrants in the future.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business--Industry Overview" and "--Competition."

RISKS ASSOCIATED WITH INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION

    The information technology industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution and accordingly such channels have proliferated. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers in an effort to increase efficiency. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of information technology products requires the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Additionally, there has been recent erosion in the "price-protection" historically offered to offset the negative effects of decreasing prices. The continuation of such trends could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, it is possible that the historically high rate of growth of the information technology industry may slow at some point in the future, resulting in a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, new methods of distributing and selling information technology products, such as on-line shopping services and catalogs published on CD-ROM, may further develop in the future. Hardware and software manufacturers have sold, and may in the future further intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate customers. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

    Recently, a trend has emerged whereby the final assembly of certain information technology products is performed by resellers and distributors. In order to compete more effectively and lower their costs, certain information technology product manufacturers that rely on the wholesale distribution model have announced their intention to reduce their own inventories and the inventories of their resellers and distributors by implementing a "build-to-order" manufacturing process. These major manufacturers have also begun to develop programs whereby final assembly will be performed by resellers and distributors ("channel assembly" or "co-location") as compared to the "build-to-forecast" methodology employed by these manufacturers. The Company has not, to date, been authorized to participate in any announced build-to-order manufacturing processes, and there can be no assurance that the Company will ever be authorized to participate in any such process. The failure of the Company to obtain any such authorization could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. If the Company eventually participates in a "build-to-order" process, the Company will have to make a significant capital investment in order to successfully participate in such process. The model has been apt to date. However, the Company believes that it will be required to develop and execute a plan to restructure its operations including the cost of the restructuring of the Ontario facility in order to remain competitive. As a result of this plan, a charge, which may be material but which cannot now be quantified, is expected to be recognized in the period when such a restructuring and plan are approved by the board of directors. See "Business--Industry Overview" and "Liquidity and Capital Resources."

RISKS ASSOCIATED WITH DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its proprietary technology. The Company relies primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There can be no assurance that the existing methods for protecting the Company's proprietary technology will be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor can any assurance be given that the Company will be able to achieve or maintain a meaningful technological advantage. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or unauthorized use by others, or in defending itself against similar claims by other holders of proprietary information. While the Company has a copyright on some of its software it does not have any patents on other proprietary technology which the Company believes to be material to the Company's future success. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. See "Business--Intellectual Property."

    The Company may experience delays, complications or expenses in installing, integrating and operating its software, or interruptions or disruptions in its software operations, any of which could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company believes that its software will require modification or improvement as the Company expands. Such modification or improvement may require substantial expenditures to design and implement and may interrupt the Company's operations, resulting in a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Intellectual Property", "Year 2000" and "Business--Proprietary Information Systems."

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

    The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and the Company's value-added services; adoption of internet commerce models, introduction of new hardware and software technologies; introduction of new value-added services by the Company and its competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable; and general competitive and economic conditions. In addition, a substantial portion of the Company's net sales in each quarter results from orders booked in such quarter. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

    As has occurred in the past it is possible that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

    The Company's historical growth in net income has been driven primarily by net sales growth rather than increased profit margins. The Company's gross profit margins are low compared to many other resellers of information technology products. In fiscal 1998, the Company's gross profit margin was 9.4%.

    Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins generated by the Company as a result of its reliance on purchasing information technology products from its allied distributors, it is unlikely that the Company will be able to increase gross profit margins in its core business of reselling information technology products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of the Company's business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by the Company to maintain its gross profit margins and sales levels could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON IBMCC

    The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 1998, the Company had outstanding borrowings under its credit facilities of $79.6 million out of a total availability under its credit facilities of $105 million.

    The Company has primarily funded its working capital requirements through a $73 million Inventory and Working Capital Agreements (the "IBMCC Financing Agreements") with IBM Credit Corporation ("IBMCC"). At September 30, 1998, the outstanding principal balance under the IBMCC Financing Agreement was approximately $68.5 million. Borrowings under the IBMCC Financing Agreement are collateralized by certain assets of the Company, including accounts receivable, inventory and equipment. The IBMCC Financing Agreement expires April 14, 1999 if not renewed. The Company also has a 12-month loan from IBMCC of $5 million. IBMCC may terminate the IBMCC Financing Agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term is defined in the IBMCC Financing Agreement. In the event of such termination, the outstanding borrowings under the IBMCC Financing Agreement become immediately due and payable in their entirety. The termination of the IBMCC Financing Agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the IBMCC Financing Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

RISKS RELATED TO MANAGEMENT OF GROWTH

    Since its inception, the Company has experienced rapid growth in net sales, the number of its employees and branch offices, the amount of administrative overhead and the type of services offered. This growth has and, if continued, will continue to put strains on the Company's management, operational and financial resources. To execute the Company's growth strategy, the Company expects to require the addition of new management personnel, including application development, sales and technical services personnel, and the development of additional expertise by existing personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems at both the national and local level, to develop the skills of its managers and supervisors and to hire, train, motivate, retain and effectively manage its employees. There can be no assurance that the Company will be successful in managing any future expansion, and the failure to do so could materially adversely affect the Company's business, financial position, results of operations and cash flows.

    While the Company recently completed an upgrade of its accounting software system, management believes that further improvements will be necessary. Failure to implement such improvements may adversely affect timely availability of financial information. The Company believes that such improvements will utilize a considerable amount of the Company's management resources. Failure to hire and retain qualified personnel would have a material adverse effect upon the Company's ability to implement such improvements. There can be no assurance that the Company will be able to successfully implement such improvements and such failure could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH EXPANDING SERVICES CAPABILITIES

    The Company is expanding the nature and scope of its value-added services. There can be no assurance that the value-added services business will be successfully integrated with the Company's information technology products reselling business or that the Company will be able to effectively compete in this market. If the Company is unable to effectively provide value-added services, it may be unable to effectively compete for the business of certain large customers that require the provision of such services as a condition to purchasing products from the Company. In addition, the Company will be subject to risks commonly associated with a value-added services business, including dependence on reputation, volatility of workload and dependence on ability to recruit and retain qualified technical personnel. The expansion of the Company's value-added services required a significant capital investment, including a large increase in the number of technical employees. If the Company is unable to attain sufficient customer orders for value-added services, it will then be unable to fully recover the costs of these investments. Also, a portion of the Company's value-added service revenue may be derived from the performance of services pursuant to fixed-price contracts. As a result, cost overruns due to price increases, unanticipated problems, inefficient project management or inaccurate estimation of costs could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Products and Value-Added Services."

RISKS RELATED TO GEOGRAPHIC EXPANSION

    The Company's growth has been and will continue to be driven, in small part, by sales generated through expansion into new geographic markets. The Company has already opened sales offices in many of the metropolitan markets that the Company believes offer the most potential for sales growth. Accordingly, to the extent the Company attempts to open additional sales offices there can be no assurance that the new offices will experience the same success, if any experienced by the Company's existing sales offices. The failure of the Company to expand or the failure by the Company to generate sufficient sales volumes in new sales offices could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company generally incurs start-up expenses with respect to a new sales office for several months after opening such sales office, and therefore, any increase in the rate at which the Company opens new sales offices could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH ACQUISITIONS OF AND INVESTMENTS IN COMPLEMENTARY
BUSINESSES

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

RISKS ASSOCIATED WITH PLANNED INTERNATIONAL OPERATIONS

    Although the Company to date has not generated significant net sales from international operations, one of the elements of its growth strategy may be to expand internationally. There can be no assurance that the Company will be able to successfully expand its international business. There are certain risks inherent in doing business on an international level, such as remote management, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, potentially adverse tax consequences, and the Euro-currency symbol issues, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH BUSINESS INTERRUPTION; RISKS ASSOCIATED WITH DEPENDENCE ON CENTRALIZED FUNCTIONS

    The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. As a result, a substantial disruption of the Company's day-to-day operations could have a material adverse effect upon the Company's business, financial position, results of operations and cash flows. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its proprietary information systems, which are primarily based in El Segundo, California. Repairs, replacement, relocation or a substantial interruption in these systems or in the Company's telephone or data communications systems, servers or power could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Although the Company has business interruption insurance, an uninsurable loss could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company's current use of a single configuration facility in Ontario, California also makes the Company more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Proprietary Information Systems."

RISKS ASSOCIATED WITH DEPENDENCE ON THIRD-PARTY SHIPPERS

    The Company presently ships products from Ontario, California, primarily by Federal Express Corporation ("FedEx") or United Parcel Service of America, Inc. ("UPS"), and the vast majority of products that the Company sells are drop-shipped for the Company to its customers by the allied distributors via these carriers. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption, or any other reason), could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company or others can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis. See "Business--Distribution."

RISKS ASSOCIATED WITH PRODUCT RETURNS

    As is typical of the information technology industry, the Company incurs expenses as a result of the return of products by customers. Such returns may result from defective goods, inadequate performance relative to customer expectations, distributor-shipping errors and other causes that are outside the Company's control. Although the Company's distributors and manufacturers have specific return policies that enable the Company to return certain products for credit, to the extent that the Company's customers return products which are not accepted for return by the distributor or manufacturer of such products, the Company will be forced to bear the cost of such returns. Any significant increase in the rate of product returns, or the unwillingness by the Company's distributors or manufacturers to accept goods for return, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

    The directors, executive officers and principal stockholders of the Company and their affiliates beneficially own, in the aggregate, approximately 51.4% of the outstanding Common Stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval, such as certain amendments to the Company's Certificate of Incorporation. Additionally, the directors and executive officers have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of the Common Stock.

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

RISKS ASSOCIATED WITH POTENTIAL "YEAR 2000" PROBLEMS AND YEAR 2000 COMPLIANCE

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problems are pervasive and complex as virtually every company's computer operation may be affected in some way. As a result of the Company's analysis of its computer programs and operations, it has reached the conclusion that its own business systems, including its computer systems are not fully prepared for Year 2000 although management believes that corrections planned by the Company will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

    It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier or customer for its equipment or supplies or sales in the Year 2000; it has contacted its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant customer or supplier systems that materially impact the Company are not remedied in a timely manner and has not yet determined a time table for developing such a plan. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. However, based on its analysis to date, the expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, financial position, results of operations or cash flows. As well, the purchasing patterns of existing and potential customers may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes.

ABSENCE OF DIVIDENDS

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, and does not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions but, it is to be noted that under the IBMCC lines of credit, payment of dividends is prohibited. The Company's ability to pay cash dividends is currently restricted by certain of the Company's credit facilities, and the terms of future credit facilities or other agreements may contain similar restrictions. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

    The Company leases approximately 35,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring in May 2001. The Company owns an approximately 126,000 square foot facility in Ontario, California, which is primarily, used for configuration, board-level repair and maintenance services. This facility has been operational since July 1, 1998. This facility is subject to a mortgage, the current outstanding principal of which is $3.6 million.

    The Company currently leases twenty-one sales offices nationwide. The following table identifies the Company's sales offices:

                                                      APPROXIMATE
                                                         DATE
FACILITY                                                OPENED
--------------------------------------------------  ---------------
Corporate Headquarters and Sales Office:

    El Segundo, California........................  April 1993

Sales Offices:

    Dallas, Texas.................................  March 1993

    Palo Alto, California.........................  April 1993

    Seattle, Washington...........................  June 1993

    Portland, Oregon..............................  July 1993

    Austin, Texas.................................  May 1994

    New York, New York............................  July 1994

    Denver, Colorado..............................  August 1994

    Salt Lake City, Utah..........................  May 1996

    Chicago, Illinois.............................  July 1996

    Sacramento, California........................  August 1996

    Santa Ana, California (moved from Irvine,
      California).................................  September 1996

    Atlanta, Georgia..............................  April 1997

    Charlotte, North Carolina.....................  April 1997

    Memphis, Tennessee............................  April 1997

    Minneapolis, Minnesota........................  July 1997

    Boston, Massachusetts.........................  April 1998

    Houston, Texas................................  April 1998

    Albany, New York..............................  July 1998

    San Diego, California.........................  April 1998

    Riverside, California.........................  September 1997

    Management believes the Company's headquarters sales offices and configuration facilities are adequate to support its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company was named, along with Bob Din, as a defendant in a lawsuit filed April 29, 1997 in the Superior Court for the County of Los Angeles. The case name for this filing is Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company and Bob Din knowingly accepted trade secret information owned by the plaintiffs and furthermore alleges that the Company interfered with the plaintiffs' prospective economic advantage. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company, on the advice of counsel, believes that the claims in the suit will not have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Trial is currently set for February 1999.

    The Company was named as a defendant in a lawsuit filed on August 4, 1998. The complaint alleges that the Company, along with an individual defendant who was a former employee of the plaintiff, conspired to steal customers, employees and trade secrets. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, the Company believes that the claims in the suit will not have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company was named as a defendant in two similar lawsuits. The cases involve plaintiffs who were former account executives for the Company, and allege fraud in the inducement, breach of contract, and unpaid wages. In addition, the plaintiffs are pursuing several claims under the Business & Professions Code on behalf of the general public. In these regards, the complaints seek equitable relief only. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

    On June 3, 1998, the Company was named as a defendant in a lawsuit alleging the Company did not sufficiently pay for services. The plaintiff is suing for breach of contract. The case was ordered to binding arbitration by the Los Angeles Superior Court based on the Petition of the Company. At this time, the Company is unable to estimate the loss in the event of an unfavorable outcome.

    In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company and Bob Din and Naureen Din from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company agreed to pay the former employee payments totaling $1,225,000. The remaining unpaid balance as of September 30, 1997 and 1998 was $287,511 and $213,773 respectively.

    The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August 1996 the insurance company settled with the Company paying the full amount of the original settlement.

    In addition to the above, the Company is involved with various claims and litigation in the normal course of business. On the advice of counsel, and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position, results of operations and cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matter of authorizing the granting of 300,000 additional incentive options to purchase Company stock was submitted to a vote of security holders and was approved during the fourth quarter of the fiscal year ended September 30, 1998. All prior filings with the Commission are incorporated by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ENPT." The following table sets forth, for the period indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                                                    RANGE OF SALES
                                                    --------------
                                                     HIGH    LOW
                                                    ------  ------
Fiscal 1996
  Third quarter (from May 8, 1996)................  $13 1/8 $8 3/4
  Fourth quarter..................................  11 1/4   8 1/4

Fiscal 1997
  First quarter...................................  $   15  $9 1/8
  Second quarter..................................  13 5/8   8 1/2
  Third quarter...................................  11 1/4   8 3/8
  Fourth quarter..................................  24 1/2   8 7/8

Fiscal 1998
  First quarter...................................  $23 1/2 $8 5/8
  Second quarter..................................  12 1/2   8 1/4
  Third quarter...................................  11 1/4  5 5/16
  Fourth quarter..................................  10 1/2  5 9/32

Fiscal 1999
  First quarter (through December 22, 1998).......  $7 3/8  $2 1/2

    On December 22, 1998, the closing sale price for the Common Stock on the NASDAQ National Market was $5.6875 per share. As of December 22, 1998, there were 55 stockholders of record of the Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation of its business, and does not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. It is to be noted that under the IBMCC lines of credit, payment of dividends is prohibited. The Company's ability to pay cash dividends is restricted by certain of the Company's credit facilities, and the terms of future credit facilities or other agreements may contain similar restrictions. See "Item 1. Business:
Factors Which May Affect Future Operating Results--Absence of Dividends."

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of September 30, 1998 and 1997 and for each of the years in the three year-period ended September 30, 1998 have been derived from the Company's Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon are included elsewhere in this Annual Report on Form 10-K.

    The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------------
                                                      1998      1997      1996      1995      1994
                                                    --------  --------  --------  --------  --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.........................................  $567,739  $491,358  $345,093  $200,797  $109,987
Cost of sales.....................................   514,168   447,276   316,165   184,761   101,057
                                                    --------  --------  --------  --------  --------
  Gross profit....................................    53,571    44,082    28,928    16,036     8,930
Operating expenses:
  Selling and marketing expenses..................    34,257    22,339    15,253     9,307     5,493
  General and administrative expenses.............    13,665    10,905     5,948     3,755     2,159
  Litigation settlement and defense, net..........     --        --          525     --        --
                                                    --------  --------  --------  --------  --------
    Operating income..............................     5,649    10,838     7,202     2,974     1,278
Interest expense..................................     2,166     1,239     1,673     1,843     1,121
Other income, net.................................      (237)     (194)     (116)      (61)     (159)
                                                    --------  --------  --------  --------  --------
  Income before income taxes......................     3,720     9,793     5,645     1,192       316
Provision for income taxes........................     1,488     3,962     2,315       489       129
                                                    --------  --------  --------  --------  --------
  Net income......................................  $  2,232  $  5,831  $  3,330  $    703  $    187
                                                    --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------
Net income per share:
  Basic...........................................  $   0.38  $   1.03  $   0.78  $   0.21  $   0.06
  Diluted.........................................  $   0.37  $   1.00  $   0.77  $   0.21  $   0.06
Weighted average shares and share equivalents
  outstanding(1):
  Basic...........................................     5,875     5,681     4,255     3,410     3,197
  Diluted.........................................     6,071     5,811     4,304     3,410     3,197

                                                                  AS OF SEPTEMBER 30,
                                                    ------------------------------------------------
                                                      1998      1997      1996      1995      1994
                                                    --------  --------  --------  --------  --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...................................  $ 19,831  $ 24,753  $ 18,338  $  2,286  $  1,377
Total assets......................................   132,567    90,862    64,923    36,792    24,462
Borrowings under lines of credit and current
  portion of notes payable........................    80,387    50,890    36,668    29,202    19,084
Notes payable.....................................     6,602       463       284     1,733     1,940
Stockholders' equity..............................    31,019    28,319    20,875     1,832       189

------------------------

(1) See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE

FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    The Company was incorporated in January 1993 and commenced operations in March 1993 as a reseller of information technology products. The Company began emphasizing its value-added offerings to its customers in fiscal 1997. Value-added services accounted for 2.3% of the Company's net sales in fiscal 1998. The gross profit margins on the value-added services that the Company currently offers are significantly higher than the gross profit margins on the Company's information technology products reselling business.

    The Company's net sales have increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $567.7 million in fiscal 1998, representing a compound annual growth rate of 50.7%. The growth in net sales has principally been driven by sales to new customers and increased sales to existing customers as well as geographic expansion through the opening of additional sales offices. The Company's gross profit margins have expanded from 8.1% in fiscal 1994 to 9.4% in fiscal 1998, principally due to increased purchasing volume resulting in better purchasing terms, a shift to higher-margin product sales, and sales of higher-margin value-added services. The Company's operating income increased from $1.3 million in fiscal 1994 to $5.6 million in fiscal 1998, representing a compound annual growth rate of 44.0%. The growth in operating income has been principally driven by increased sales and gross profit margins and a decline in general and administrative expenses, excluding software development costs, as a percentage of net sales. Rebate and other manufacturer and distributor incentive programs also constitute a significant and material component of operating income.

    Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales includes product and service costs and current and estimated allowances for returns of products not accepted by the Company's distributors or manufacturers, less any incentive credits.

    Because the Company's business model involves the resale of information technology products held in inventory by certain distributors, the Company does not maintain significant amounts of inventory on hand for resale. The Company typically does not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or the Company's configuration center in Ontario, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of the Company's net sales in any quarter result from orders received in that quarter. Although the Company maintains a relatively small amount of inventory in stock for resale, it records as inventory the merchandise being configured and products purchased from distributors, but not yet shipped to customers.

    The Company's effective tax rate has not varied significantly from the statutory rate in the past. The Company does not anticipate that its effective tax rate will vary significantly from the statutory rate in the future.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Net sales......................................................................      100.0%     100.0%     100.0%
Cost of sales..................................................................       90.6       91.0       91.6
                                                                                 ---------  ---------  ---------
    Gross profit...............................................................        9.4        9.0        8.4
Selling and marketing expenses.................................................        6.0        4.6        4.4
General and administrative expenses............................................        2.4        2.2        1.7
Litigation settlement and defense, net.........................................     --         --            0.2
                                                                                 ---------  ---------  ---------
    Operating income...........................................................        1.0        2.2        2.1
Interest expense...............................................................        0.4        0.2        0.5
Other income, net..............................................................        0.1        0.0        0.0
                                                                                 ---------  ---------  ---------
    Income before taxes........................................................        0.7        2.0        1.6
Provision for income taxes.....................................................        0.3        0.8        0.6
                                                                                 ---------  ---------  ---------
    Net income.................................................................        0.4%       1.2%       1.0%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

    NET SALES. Net sales increased $76.3 million, or 15.5% to $567.7 in fiscal 1998 from $491.4 million in fiscal 1997. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services.

    Four new sales territories were opened in fiscal 1998, which contributed $10.3 million in net sales. In pre-existing territories, net sales increased by $60.7 million, an increase of 12.4%. Firstsource.com, an Internet business venture, contributed an additional $5.4 million in its initial four months of operations (see further comments in Liquidity and Capital Resources section).

    Services revenues increased $7.2 million, or 21.8% to $13.2 million in fiscal 1998 from $5.9 million in fiscal 1997 and were 2.3% of total net sales versus 1.2% in the prior year. Sales under the IBM contract accounted for 21.4% of total sales and 20.8% of total accounts receivable for the 1998 fiscal year compared with 29.6% and 24.2% respectively for the prior fiscal year.

    GROSS PROFIT. Gross profit increased $9.5 million, or 21.5% to $53.6 million in fiscal 1998 from $44.1 million for 1997, and increased as a percentage of net sales to 9.4% in 1998 as compared to 9.0% in 1997. The increase in gross margin is attributable in part to increased services revenue which was partially offset by a general decrease in margins on information technology products.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $12.0 million, or 53.3% to $34.3 million in fiscal 1998, from $22.3 million in fiscal 1997, primarily as a result of increased net sales volume. As a percentage of net sales, selling and marketing increased to 6.0% in 1998 from 4.6% in 1997, due to additional staffing, the opening of new branch offices, and costs related to commencing of operations of an Internet business, Firstsource.com.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.8 million, or 25.3% to $13.7 million in fiscal 1998, from $10.9 million in fiscal 1997, primarily as a result of hiring additional personnel necessary to support the growth of the company and other administrative duties, as well as administrative costs related to Firstsource.com. As a percentage of net sales, general and administrative expenses increased to 2.4% in fiscal 1998 as compared to 2.2% in fiscal 1997.

    OPERATING INCOME. Operating income decreased $5.2 million, or 47.9%, to $5.6 million in fiscal 1998 from $10.8 million in fiscal 1997, primarily as a result of increased selling and marketing expenses accompanied by flattening gross profit margins. Operating income, as a percent of net sales, declined to 1.0% in fiscal 1998 from 2.2% in fiscal 1997.

    INTEREST EXPENSE. Interest expense increased $1.0 million, or 74.8% to $2.2 million in fiscal 1998 from $1.2 million in fiscal 1997. The increase in interest expense was primarily due to increased borrowing under lines of credit, which at the end of fiscal 1998 had increased $28.9 or 57.0%. The borrowing was used primarily to fund the $25.1 million (32.6%) growth in accounts receivable as well as the $2.3 million (50.3%) increase in inventories. Additionally, in July, 1998 operations commenced in the Ontario integration, repair, and RMA ("Returned Merchandise Authorization") facility that resulted in $0.2 million of interest expense.

    NET INCOME. Net income decreased $3.6 million, or 61.7% to $2.2 million in fiscal 1998 from $5.8 million for fiscal 1997. The decrease in fiscal 1998 net income resulted primarily from the $11.9 million (53.3%) increase in selling and marketing expense, the $2.8 million (25.3%) increase in general and administrative expense, and the $0.9 million (74.8%) increase in the interest expense. These expenses totaled $15.6 million, exceeding the increase in gross profits of $9.5 million by $6.1 million. As a percentage of net sales, net income declined to 0.4% from 1.2% in fiscal 1997.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

    NET SALES. Net sales increased $146.3 million, or 42.4% to $491.4 in fiscal 1997 from $345.1 million in fiscal 1996. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services. The Company opened four sales offices in fiscal 1997, which contributed $10.6 million in net sales. Net sales under the IBM contract increased $47.9 million in fiscal 1997 to $145.5 million and accounted for 29.6% of net sales in fiscal 1997 compared with 28.3% of net sales in fiscal 1996.

    GROSS PROFIT. Gross profits increased $15.2 million, or 52.4% to $44.1 million in fiscal 1997 from $28.9 million for 1996, and increased as a percentage of net sales to 9.0% in 1997 as compared to 8.4% in 1996. The improvement in gross profit margin can be attributed to better purchasing terms, a shift to higher-margin sales, and sales of higher margin value-added services.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $7.0 million, or 46.5% to $22.3 million in fiscal 1997, from $15.3 million in fiscal 1996, primarily as a result of increased net sales volume. As a percentage of net sales, selling and marketing increased to 4.6% in 1997 from 4.4% in 1996, due to additional staffing and the opening of four sales branch offices.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.0 million, or 83.3% to $10.9 million in fiscal 1997, from $5.9 million in fiscal 1996. A significant factor contributing to the increase in general and administrative expenses was an increase in software development costs which increased to $2.3 million in fiscal 1997 from $0.3 million in fiscal 1996. In addition, the Company hired additional personnel to support the increase in sales volume and other administrative duties. As a percentage of net sales, general and administrative expenses increased to 2.2% in fiscal 1997 from 1.7% in fiscal 1996.

    LITIGATION SETTLEMENT AND DEFENSE, NET. In April 1996, the Company entered into a settlement agreement with a former employee relating to claims with respect to the Company's use of certain proprietary software programs originally developed by the employee prior to his employment with the Company (the "Settlement"). As consideration for entering into the Settlement, the Company agreed to pay the former employee installment payments totaling $1,225,000. The remaining unpaid balance under the Settlement as of September 30, 1997 and 1996 was $287,511 and $447,512,respectively. In August 1996, the Company entered into a separate settlement agreement with its insurance carrier whereby the insurance carrier reimbursed the Company for all amounts paid by the Company pursuant to the Settlement, as well as for certain legal expenses incurred by the Company in connection with the Settlement and underlying claims. In fiscal 1996, the Company expensed $524,913 in litigation and settlement defense costs, net of insurance recoveries.

    OPERATING INCOME. Operating income increased $3.6 million, or 50.5%, to $10.8 million in fiscal 1997 from $7.2 million in fiscal 1996, primarily as a result of increased sales volume accompanied by improved gross profit margins. As a percent of net sales, operating income improved to 2.2% in fiscal 1997 from 2.1% in fiscal 1996

    INTEREST EXPENSE. Interest expense decreased $434,000, or 25.9% to $1.2 million in fiscal 1997 from $1.7 million in fiscal 1996. The decrease in interest expense was primarily due to improved borrowing rates following the Company's May 1996 initial public offering that resulted in the weighted average interest rate declining from 10.8% in fiscal 1996 to 8.2% in fiscal 1997.

    NET INCOME. Net income increased $2.5 million, or 75.1% to $5.8 million in fiscal 1997 from $3.3 million for fiscal 1996. The increase in net income resulted primarily from the 42.4% increase in sales and the related 52.4% increase in gross profit, as well as the reduction in interest expense. As a percentage of net sales, net income improved to 1.2% from 1.0% in fiscal 1996.

QUARTERLY FINANCIAL RESULTS

    The following table sets forth certain unaudited quarterly financial data. The information has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                     QUARTER ENDED FISCAL 1998
                                               --------------------------------------
                                               DEC. 31   MAR. 31   JUN. 30   SEP. 30
                                               --------  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                              AMOUNTS)
Net sales....................................  $130,189  $135,303  $143,811  $158,436
Cost of sales................................   116,798   122,510   130,258   144,601
                                               --------  --------  --------  --------
  Gross profit...............................    13,391    12,793    13,553    13,835
Selling and marketing expenses...............     8,130     8,625     8,547     8,956
General and administrative expenses..........     2,956     3,476     3,557     3,676
                                               --------  --------  --------  --------
  Operating income...........................     2,305       692     1,449     1,203
Interest expense.............................       427       419       298     1,021
Other income, net............................       (53)      (81)      (70)      (33)
                                               --------  --------  --------  --------
  Income before taxes........................     1,931       354     1,221       215
Provision for income taxes...................       792       145       501        50
                                               --------  --------  --------  --------
  Net income.................................  $  1,139  $    209  $    720  $    165
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------
  Diluted net income per share...............  $   0.18  $   0.04  $   0.12  $   0.03
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------
  Diluted weighted average shares and share
    equivalents outstanding..................     6,302     5,942     5,926     5,922
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------

                                                     QUARTER ENDED FISCAL 1997
                                               --------------------------------------
                                               DEC. 31   MAR. 31   JUN. 30   SEP. 30
                                               --------  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                              AMOUNTS)
Net sales....................................  $111,666  $116,595  $128,400  $134,697
Cost of sales................................   101,810   106,974   116,671   121,820
                                               --------  --------  --------  --------
  Gross profit...............................     9,856     9,621    11,729    12,877
Selling and marketing expenses...............     5,383     4,778     5,737     6,442
General and administrative expenses..........     2,141     2,340     3,194     3,231
                                               --------  --------  --------  --------
  Operating income...........................     2,332     2,503     2,798     3,204
Interest expense.............................       332       283       311       312
Other income, net............................       (57)      (71)      (44)      (21)
                                               --------  --------  --------  --------
  Income before taxes........................     2,057     2,291     2,531     2,913
Provision for income taxes...................       870       967     1,070     1,054
                                               --------  --------  --------  --------
  Net income.................................  $  1,187  $  1,324  $  1,461  $  1,859
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------
  Diluted net income per share...............  $   0.21  $   0.23  $   0.25  $   0.30
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------
  Diluted weighted average shares and share
    equivalents outstanding..................     5,784     5,817     5,784     6,191
                                               --------  --------  --------  --------

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1998 operating activities used cash totaling $21.2 million compared to $13.8 million used in the prior fiscal year. The largest consumer of cash was the growth of accounts receivable related to the

Company's sales expansion and extended collection period of the receivables. In fiscal 1998, $25.8 million in cash was so expended, while $21.5 million was used in the prior fiscal year. Historically, the Company has satisfied its accounts receivable cash requirements principally by borrowings under its lines of credit. The Company's accounts receivable balance at September 30, 1998 and 1997, was $102.0 million and $76.9 million, respectively. The number of days' sales outstanding in accounts receivable was 66 days and 57 days, as of September 30, 1998 and 1997, respectively.

    At September 30, 1998, restricted cash amounted to $2.0 million and related principally to unexpended funds from the $3.4 million of equipment financing targeted for the Ontario integration, repair, and RMA facility (see financing activities below).

    Investing activities used cash totaling $11.1 million for fiscal 1998 compared with $1.7 million used in the prior year. The increase in cash used for investing activities is principally from the build up of the Ontario integration, repair, and RMA facility, a 126,000 square foot state-of-the art facility. Such cash invested totaled $7.3 million, $5.4 million of which related to Ontario building improvements. Another $1.2 million was invested in computer program costs, for software to handle the growing services business. The remaining $2.1 million of property and equipment purchases were for upgrades and improvements to existing systems and for equipment to furnish new branch offices.

    Financing activities provided net cash totaling $32.3 million in fiscal 1998, as compared to $15.7 million in fiscal 1997, mostly from borrowings on lines of credit which have been used primarily to finance accounts receivable balances which have grown as a result of increased sales. Another $3.4 million was provided from equipment financing for the Ontario facility, of which $2.0 million remained in restricted cash.

    As of September 30, 1998, the Company had approximately $5.4 million in cash, including $2.0 million in restricted cash, and working capital of $19.8 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including $73.0 million in lines with IBMCC. As of September 30, 1998 and 1997, such lines of credit provided for maximum aggregate borrowings of approximately $105.0 million and $81.0 million, respectively, of which approximately $79.6 million and $50.7 million was outstanding, respectively.

    Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver on non-compliance with one of the IBMCC covenants relating to minimum percentage of net income to sales and remains in compliance with all remaining covenants.

    Because of the Ontario facility cash demands, both the facility costs and present carrying costs until full production can be achieved, as well as costs attributable to the ramp-up of technical services, and the Firstsource.com asset, management believes that a restructuring of its operations and possibly an additional cash infusion will be necessary and is actively pursuing exploration of its options. As a result, a charge, which may be material, but which cannot now be quantified is expected to be recognized in the period when such a restructuring and plan are approved by the Board of Directors.

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problems are pervasive and complex as virtually every company's computer operation may be affected in some way. As a result of the Company's analysis of its computer programs and operations, it has reached the conclusion that its own business systems, including its computer systems are not fully prepared for Year 2000 although management believes that corrections planned by the Company will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

    It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier or customer for its equipment or supplies or sales in the Year 2000; it has contacted its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant customer or supplier systems that materially impact the Company are not remedied in a timely manner and has not yet determined a time table for developing such a plan. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. However, based on its analysis to date, the expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, are not expected to have a material adverse effect on the Company's business, financial position, results of operations or cash flows. As well, the purchasing patterns of existing and potential customers may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes.

RECENTLY ANNOUNCED ACCOUNTING STANDARDS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements included in this Report at pages F-1 through F-20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 1999 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements

           The list of financial statements contained in the accompanying Index to Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

    (2) Financial Statement Schedules

           The list of financial statements schedules contained in the accompanying Index to Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on the 29th day of December, 1998.

                                EN POINTE TECHNOLOGIES, INC.

                                BY:                 /s/ BOB DIN
                                     -----------------------------------------
                                                      Bob Din,
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                       OFFICER (PRINCIPAL EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

    We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz "Bob" Din and C. Stephen Cordial, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE AND TITLE                                            DATE
------------------------------                               -------------------
                                Chairman of the Board,
      ATTIAZAZ 'BOB' DIN          Chief Executive Officer
------------------------------    and Director (Principal     December 28, 1998
      Attiazaz 'Bob' Din          Executive Officer)

                                Chief Financial Officer
      C. STEPHEN CORDIAL          (Principal Financial and
------------------------------    Principal Accounting        December 28, 1998
      C. Stephen Cordial          Officer)

         NAUREEN DIN
------------------------------  Director                      December 28, 1998
         Naureen Din

         ZUBAIR AHMED
------------------------------  Director                      December 27, 1998
         Zubair Ahmed

         MARK BRIGGS
------------------------------  Director                      December 28, 1998
         Mark Briggs

      VERDELL GARROUTTE
------------------------------  Director                      December 24, 1998
      Verdell Garroutte

                          EN POINTE TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................        F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997..............................................        F-3

Consolidated Statements of Operations for each of the Three Years in the Period Ended September 30, 1998...        F-4

Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended September
  30, 1998.................................................................................................        F-5

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended September 30, 1998...        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

Schedule II--Valuation and Qualifying Accounts.............................................................       F-20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

En Pointe Technologies, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting procedures. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Los Angeles, California
November 24, 1998

                          EN POINTE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                         1998           1997
                                                                                    --------------  -------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents.......................................................  $    3,364,997  $   3,314,625
  Restricted cash.................................................................       1,999,294        411,933
  Accounts receivable, net of allowance for returns, price protection and doubtful
    accounts of $1,975,756 and $1,277,256 respectively............................     101,955,648     76,874,987
  Inventories.....................................................................       7,008,603      4,663,235
  Prepaid expenses and other current assets.......................................         448,798      1,569,293
                                                                                    --------------  -------------
    Total current assets..........................................................     114,777,340     86,834,073
Property and equipment, net of accumulated depreciation and amortization..........      16,112,952      3,278,070
Other assets......................................................................       1,676,611        750,000
                                                                                    --------------  -------------
    Total assets..................................................................  $  132,566,903  $  90,862,143
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit................................................  $   79,597,619  $  50,692,257
  Accounts payable................................................................       8,837,943      3,798,192
  Accrued liabilities.............................................................       5,015,011      5,130,495
  Other current liabilities.......................................................         564,369      2,171,367
  Current portion of notes payable................................................         789,834        197,539
  Deferred taxes..................................................................         140,933         91,127
                                                                                    --------------  -------------
    Total current liabilities.....................................................      94,945,709     62,080,977
Notes payable.....................................................................       6,602,202        462,656
                                                                                    --------------  -------------
    Total liabilities.............................................................     101,547,911     62,543,633
                                                                                    --------------  -------------
Commitments and contingencies
Stockholders' equity (Note 1):
  Preferred stock, $.001 par value:
    Shares authorized - 5,000,000
    No shares issued or outstanding
  Common stock, $.001 par value:
    Shares authorized - 15,000,000
    Issued and outstanding - 5,900,210 and 5,779,071, respectively................           5,900          5,779
  Additional paid-in capital......................................................      18,756,956     18,283,138
  Treasury Stock (803 shares in 1998).............................................          (5,655)      --
  Retained earnings...............................................................      12,261,791     10,029,593
                                                                                    --------------  -------------
  Total stockholders' equity......................................................      31,018,992     28,318,510
                                                                                    --------------  -------------
  Total liabilities and stockholders' equity......................................  $  132,566,903  $  90,862,143
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                See Notes to Consolidated Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Net sales.......................................................  $  567,739,355  $  491,358,145  $  345,092,672
Cost of sales...................................................     514,167,933     447,276,335     316,164,858
                                                                  --------------  --------------  --------------
  Gross profit..................................................      53,571,422      44,081,810      28,927,814
Selling and marketing expenses..................................      34,257,087      22,339,458      15,253,420
General and administrative expenses.............................      13,665,509      10,904,973       5,947,808
Litigation settlement and defense, net..........................        --              --               524,913
                                                                  --------------  --------------  --------------
  Operating income..............................................       5,648,826      10,837,379       7,201,673
Interest expense................................................       2,165,737       1,238,743       1,672,558
Other income, net...............................................        (237,214)       (193,700)       (115,839)
                                                                  --------------  --------------  --------------
  Income before income taxes....................................       3,720,303       9,792,336       5,644,954
Provision for income taxes......................................       1,488,105       3,961,774       2,315,431
                                                                  --------------  --------------  --------------
  Net income....................................................  $    2,232,198  $    5,830,562  $    3,329,523
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income per share
  Basic.........................................................  $         0.38  $         1.03  $         0.78
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................  $         0.37  $         1.00  $         0.77
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares and share equivalents outstanding
  Basic.........................................................       5,875,481       5,680,760       4,255,018
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted.......................................................       6,070,752       5,810,828       4,304,438
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK        ADDITIONAL
                                          ---------------------     PAID-IN     TREASURY     RETAINED
                                            SHARES     AMOUNT       CAPITAL       STOCK      EARNINGS          TOTAL
                                          ----------  ---------  -------------  ---------  -------------  ----------------
Balance at September 30, 1995...........   3,350,000  $   3,350  $     958,770  $  --      $     869,508  $      1,831,628
  Issuance of common stock, net of
    offering costs......................   2,250,000      2,250     15,542,693     --           --              15,544,943
  Shares issued for services performed
    related to public offering..........       7,500          8             (8)    --           --               --
  Issuance of warrants..................      --         --                100     --           --                     100
  Amortization of deferred
    compensation........................      --         --            169,143     --           --                 169,143
  Net income............................      --         --           --           --          3,329,523         3,329,523
                                          ----------  ---------  -------------  ---------  -------------  ----------------
Balance at September 30, 1996...........   5,607,500      5,608     16,670,698     --          4,199,031        20,875,337
  Issuance of common stock under stock
    option and stock purchase plans.....     167,532        167      1,257,539     --           --               1,257,706
  Issuance of common stock on exercise
    of warrants.........................       4,039          4             (4)    --           --               --
  Amortization of deferred
    compensation........................      --         --             90,381     --           --                  90,381
  Income tax benefits related to stock
    options.............................      --         --            264,524     --           --                 264,524
  Net income............................      --         --           --           --          5,830,562         5,830,562
                                          ----------  ---------  -------------  ---------  -------------  ----------------
Balance at September 30, 1997...........   5,779,071      5,779     18,283,138     --         10,029,593        28,318,510
  Issuance of common stock under stock
    option and stock purchase plans.....      43,932         44        389,905     --           --                 389,949
  Issuance of common stock on exercise
    of warrants.........................      77,207         77            (77)    --           --               --
  Amortization of deferred
    compensation........................      --         --             24,476     --           --                  24,476
  Income tax benefits related to stock
    options.............................      --         --             59,514     --           --                  59,514
  Treasury stock........................      --         --                        (5,655)                          (5,655)
  Net income............................      --         --           --           --          2,232,198         2,232,198
                                          ----------  ---------  -------------  ---------  -------------  ----------------
Balance at September 30, 1998...........   5,900,210  $   5,900  $  18,756,956  $  (5,655) $  12,261,791  $     31,018,992
                                          ----------  ---------  -------------  ---------  -------------  ----------------
                                          ----------  ---------  -------------  ---------  -------------  ----------------

                See Notes to Consolidated Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              1998         1997         1996
                                                                          ------------  -----------  -----------
Operating activities:
  Net income............................................................  $  2,232,198  $ 5,830,562  $ 3,329,523
  Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization.........................................     1,728,170    1,238,378      627,626
  Loss on disposal of assets............................................       232,144      --           --
  Litigation settlement.................................................       --           --           478,922
  Allowance for doubtful accounts.......................................       329,000      347,256      390,000
  Allowance for returns and price protection............................       369,500      (86,600)     --
  Allowance for inventory obsolescence..................................       100,000      --           --
  Deferred taxes........................................................        49,825     (135,660)     (48,980)
  Deferred compensation.................................................        24,476       90,381      169,143
Changes in operating assets and liabilities:
  Restricted cash.......................................................    (1,587,361)     198,067      506,000
  Accounts receivable...................................................   (25,779,161) (21,462,967) (24,134,007)
  Inventories...........................................................    (2,445,368)  (2,857,162)    (174,364)
  Prepaid expenses and other current assets.............................     1,120,477   (1,003,617)    (258,807)
  Other assets..........................................................      (926,611)     --           --
  Accounts payable......................................................     5,039,751    2,017,048      683,971
  Accrued expenses......................................................      (115,484)     284,050      110,229
  Other current liabilities.............................................    (1,547,484)   1,733,366    2,276,595
                                                                          ------------  -----------  -----------
    Net cash used by operating activities...............................   (21,175,928) (13,806,898) (16,044,149)
                                                                          ------------  -----------  -----------
Investing activities:
  Software development costs............................................       --           --          (456,072)
  Acquisition of business...............................................      (514,033)     --           --
  Purchase of property and equipment....................................   (10,571,163)  (1,695,397)  (1,713,710)
                                                                          ------------  -----------  -----------
    Net cash used by investing activities...............................   (11,085,196)  (1,695,397)  (2,169,782)
                                                                          ------------  -----------  -----------
Financing activities:
  Net borrowings under lines of credit..................................    28,905,362   14,188,419    9,030,886
  Proceeds from notes payable...........................................     3,431,500      402,383      --
  Payment on notes payable to stockholders..............................       --           --          (150,000)
  Payment on notes payable..............................................      (409,659)    (189,700)  (3,344,067)
  Net proceeds from sale of common stock................................       389,948    1,257,706   15,545,043
  Treasury stock........................................................        (5,655)     --           --
                                                                          ------------  -----------  -----------
    Net cash provided by financing activities...........................    32,311,496   15,658,808   21,081,862
                                                                          ------------  -----------  -----------
  Increase in cash......................................................        50,372      156,513    2,867,931
  Cash at beginning of period...........................................     3,314,625    3,158,112      290,181
                                                                          ------------  -----------  -----------
  Cash at end of period.................................................  $  3,364,997  $ 3,314,625  $ 3,158,112
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
Supplemental disclosures of cash flow information:
  Interest paid.........................................................  $  2,165,737  $ 1,288,230  $ 1,759,780
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
  Income taxes paid.....................................................  $  1,897,985  $ 5,988,138  $ 2,626,581
                                                                          ------------  -----------  -----------
                                                                          ------------  -----------  -----------
Supplemental schedule of non-cash financing and investing activities:
  Long-term debt incurred in purchase of property and equipment.........  $  3,710,000
                                                                          ------------
                                                                          ------------
  Tax benefit related to stock options..................................  $     59,514  $   264,524
                                                                          ------------  -----------
                                                                          ------------  -----------
  Receipt of stock in exchange for EPIC license.........................                $   750,000
                                                                                        -----------
                                                                                        -----------
  Notes issued under settlement agreement...............................                             $   478,922
                                                                                                     -----------
                                                                                                     -----------

                See Notes to Consolidated Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The Company is a reseller of computers and computer-related products and services and currently has sales offices in 21 locations within the United States.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc. and Purchase Pointe, Inc. All material intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

    Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues less discounts. Cost of sales include product and service costs and current and estimated allowances for returns not accepted by the Company's suppliers, less any product credits. At September 30, 1998 and 1997, the allowance for returns and price protection was approximately $785,000 and $415,000 respectively.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Restricted cash includes approximately $1,938,000 that may be used for future equipment purchases.

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

    Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During the year ended September 30, 1998, interest of approximately $354,000 was capitalized.

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

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company's cash deposits are placed with various financial institutions.

    For the years ended September 30, 1998, 1997 and 1996, one of the Company's customers accounted for approximately 21%, 30% and 28% of net sales, respectively. At September 30, 1998 and 1997 that customer accounted for 21% and 24% of accounts receivable, respectively. No other customer accounted for 10% or more of net sales

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations.

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

VENDOR PROGRAMS

    The Company receives volume incentives and rebates from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursement for certain training, promotional and marketing activities that offset the expenses incurred by the Company.

EARNINGS PER SHARE

    Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company adopted SFAS No. 128 for the consolidated financial statements for the year ended September 30, 1998 and in accordance with SFAS No. 128, all prior periods have been restated to adopt this standard. See Note 8--"Earnings Per Share."

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENTLY ISSUED ACCOUNTING STANDARDS

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

2 PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Land............................................................  $   1,264,329  $    --
Building........................................................      7,861,170       --
Warehouse equipment.............................................        906,428       --
Computer equipment..............................................      6,624,960      3,735,975
Software costs..................................................      1,543,376        749,469
Office equipment................................................        647,770        421,499
Leasehold improvements..........................................        380,693        355,653
Automotive equipment............................................        165,288        139,318
Furniture and fixtures..........................................        526,577        246,529
                                                                  -------------  -------------
                                                                     19,920,591      5,648,443
  Less: Accumulated depreciation and amortization...............     (3,807,639)    (2,370,373)
                                                                  -------------  -------------
                                                                  $  16,112,952  $   3,278,070
                                                                  -------------  -------------
                                                                  -------------  -------------

3 LINES OF CREDIT

    At September 30, 1998 and 1997, the Company had outstanding borrowings of $79,597,619 and $50,692,257, respectively, under lines of credit with various financial institutions.

    The line of credit agreements provide for total financing of up to $105,000,000 and $81,000,000 at September 30, 1998 and 1997, respectively, at annual interest rates of prime less .25% for both periods. Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain various covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. At September 30, 1998 the Company has obtained a waiver on non-compliance with one of the IBMCC covenants relating to minimum percentage of net income to sales and remains in compliance with all remaining covenants under its line of credit

                          EN POINTE TECHNOLOGIES, INC.

3 LINES OF CREDIT (CONTINUED)
agreements. The prime rate of interest was 8.50%, 8.50% and 8.25% at September 30, 1998, 1997, and 1996 respectively, and the weighted average interest rates for the years ended September 30, 1998, 1997, and 1996 were 8.25%, 8.17%, and 10.78%, respectively.

    The principal line of credit agreement for $70,000,000 expires on April 13, 1999, if not renewed.

4 NOTES PAYABLE

    Notes payable consist of the following:

                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                             1998         1997
                                                                                         ------------  -----------
Note payable, collateralized by deed of trust on property, interest at prime plus .25%,
  payable in monthly installments of $39,978, due in full on October 31, 2007..........  $  3,586,644  $   --
Note payable, collateralized by certain equipment, interest at 8.15%, payable in
  monthly installments of $39,153, due in full on April 30, 2005.......................     2,387,616      --
Note payable, collateralized by certain equipment, interest at 5.25%, payable in
  monthly installments of $14,252, due in full on April 30, 2005.......................       950,183      --
Note payable, interest at 1.9%, payable in monthly installments of $657, due in full
  December 31, 2000....................................................................        17,345      --
Note payable under legal settlement, non interest bearing, payable in monthly installments of $7,500 due in full on April 9, 2001, includes discount to present
  value at 6.40% interest per annum....................................................       213,773      287,511
Installment note payable, collateralized by equipment, at 8.76% interest per annum,
  payable in 36 monthly installments of $12,751........................................       236,475      372,684
                                                                                         ------------  -----------
                                                                                            7,392,036      660,195
Less, current portion..................................................................      (789,834)    (197,539)
                                                                                         ------------  -----------
                                                                                         $  6,602,202  $   462,656
                                                                                         ------------  -----------
                                                                                         ------------  -----------

    Maturities of long-term debt as of September 30, 1998 are as follows:

1999............................................................  $ 789,834
2000............................................................    822,247
2001............................................................    736,478
2002............................................................    738,053
2003............................................................    797,504
Thereafter......................................................  3,507,920
                                                                  ---------
                                                                  $7,392,036
                                                                  ---------
                                                                  ---------

5 EMPLOYEE BENEFIT PLAN

    The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the

                          EN POINTE TECHNOLOGIES, INC.

5 EMPLOYEE BENEFIT PLAN (CONTINUED)
discretion of the Board of Directors and vest over seven years of service. No contributions were made by the Company to the 401(k) Plan during fiscal years 1998, 1997 and 1996.

6 INCOME TAXES

    The components of the income tax provision (benefit) are as follows:

                                                                                       SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Current:
  Federal...............................................................  $  1,139,345  $  3,202,137  $  1,846,325
  State.................................................................       298,935       895,297       510,813
                                                                          ------------  ------------  ------------
                                                                             1,438,280     4,097,434     2,357,138
                                                                          ------------  ------------  ------------
Deferred:
  Federal...............................................................        36,876      (122,839)      (48,999)
  State.................................................................        12,949       (12,821)        7,292
                                                                          ------------  ------------  ------------
                                                                                49,825      (135,660)      (41,707)
                                                                          ------------  ------------  ------------
                                                                          $  1,488,105  $  3,961,774  $  2,315,431
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                                                       SEPTEMBER 30,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Federal statutory rate...................................................          34%          34%          34%
State taxes, net of federal benefits.....................................           5%           6%           6%
Non-deductible expenses..................................................           1%      --                1%
                                                                                   --           --           --
                                                                                   40%          40%          41%
                                                                                   --           --           --
                                                                                   --           --           --

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          EN POINTE TECHNOLOGIES, INC.

6 INCOME TAXES (CONTINUED)
    Significant components of deferred taxes were as follows:

                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Deferred tax assets:
  Accounts receivable and allowance for returns.................  $     555,665  $     461,900
  Expenses not currently deductible.............................        604,841        293,500
  Depreciation..................................................          5,397         21,854
  State income taxes............................................         62,782        171,201
                                                                  -------------  -------------
                                                                      1,228,685        948,455
                                                                  -------------  -------------
Deferred tax liabilities:
  Prepaid sales commissions.....................................       --              (73,914)
  Discount on receivables.......................................     (1,112,545)      (801,572)
  Software development costs....................................       (257,073)      (164,096)
                                                                  -------------  -------------
                                                                     (1,369,618)    (1,039,582)
                                                                  -------------  -------------
Net deferred tax liability......................................  $    (140,933) $     (91,127)
                                                                  -------------  -------------
                                                                  -------------  -------------

7 COMMITMENTS AND CONTINGENCIES

    The Company leases office facilities and various office equipment. These leases extend over a period of up to five years and are accounted for as operating leases. Estimated future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year at September 30, 1998 were approximately as follows:

1999...............................................................  $2,077,814
2000...............................................................  1,577,566
2001...............................................................  1,158,938
2002...............................................................    645,508
2003...............................................................    290,741
                                                                     ---------
                                                                     $5,750,567
                                                                     ---------
                                                                     ---------

    Rent expense for the years ended September 30, 1998, 1997, and 1996 under all operating leases was approximately $2,419,000, $1,665,000, and 1,104,000, respectively.

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

    In connection with the acquisition of the assets of First Source, Inc. by Purchase Pointe, Inc., the Company is obligated to make contingent payments equal to the cumulative net income of Purchase Pointe, Inc. in excess of $500,000 earned during the period from June 1, 1998 through April 30, 1999.

                          EN POINTE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income per share:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
                                 BASIC
Net income..............................................................  $  2,232,198  $  5,830,562  $  3,329,523
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Total weighted average shares outstanding...............................     5,875,481     5,680,760     4,255,018
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income per share....................................................  $       0.38  $       1.03  $       0.78
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                                DILUTED
Net income..............................................................  $  2,232,198  $  5,830,562  $  3,329,523
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average shares outstanding.....................................     5,875,481     5,680,760     4,255,018
Weighted average (incremental) common share equivalents after considering the effects of options and warrants exercised and canceled
  during the period and after assumed repurchase of treasury shares.....       195,271       130,068        49,403
                                                                          ------------  ------------  ------------
Total weighted average shares...........................................     6,070,752     5,810,828     4,304,421
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income per share....................................................  $       0.37  $       1.00  $       0.77
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

9 STOCK OPTIONS AND WARRANTS

    In March 1996, the Company instituted a qualified (Incentive Stock Option
Plan) and non-qualified stock option plan which provides currently that options for a maximum of 1,260,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date. In addition to the above plan, on September 2, 1997, the Company issued options to the Company president in connection with her employment agreement, under terms similar to that of the Company's Incentive Stock Option Plan, to purchase 275,000 shares at $14.38 per share, which was the market value of the common stock on the grant date. As of September 30, 1998 and 1997, the shares available for grant under the plan were 150,245 and 227,627, respectively.

                          EN POINTE TECHNOLOGIES, INC.

9 STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following is a summary of stock option activity:

                                                                         STOCK OPTIONS
                                                              -----------------------------------
                                                                                        TOTAL          PRICE
                                                                 NON                  EXERCISE         RANGE
                                                              INCENTIVE  INCENTIVE      VALUE        PER SHARE
                                                              ---------  ---------  -------------  --------------
Outstanding at September 30, 1995...........................     --         --           --
  Granted...................................................    190,000    104,000  $   2,064,000  $   6.40-$8.00
  Exercised.................................................     --         --           --
  Cancelled.................................................     --         (8,500) $     (68,000) $         8.00
                                                              ---------  ---------  -------------  --------------
Outstanding at September 30, 1996...........................    190,000     95,500  $   1,996,000  $   6.40-$8.00
  Granted...................................................     10,000    532,600  $   6,459,575  $  9.50-$14.38
  Exercised.................................................    (32,998)   (43,397) $    (574,351) $   6.40-$9.50
  Cancelled.................................................    (13,334)    (5,998) $    (143,989) $   7.20-$8.00
                                                              ---------  ---------  -------------  --------------
Outstanding at September 30, 1997...........................    153,668    578,705  $   7,737,235  $  6.40-$14.38
  Granted...................................................     10,000    417,800  $   3,500,725  $  6.50-$11.62
  Exercised.................................................     --        (17,137) $    (153,839) $   8.00-$9.50
  Cancelled.................................................     --        (33,281) $    (245,898) $   7.81-$9.50
                                                              ---------  ---------  -------------  --------------
Outstanding at September 30, 1998...........................    163,668    946,087  $  10,838,223  $  6.40-$14.38
                                                              ---------  ---------  -------------  --------------
                                                              ---------  ---------  -------------  --------------

                                                                                            WEIGHTED
                                                                                             AVERAGE       REMAINING
                                                                                OPTIONS     EXERCISE      CONTRACTUAL
                                                                               EXERCISABLE    PRICE          LIFE
                                                                               ----------  -----------  ---------------
September 30, 1996...........................................................      88,681   $    6.98           9.61
September 30, 1997...........................................................     186,116   $    7.87           9.21
September 30, 1998...........................................................     559,723   $   10.24           8.46

                          EN POINTE TECHNOLOGIES, INC.

9 STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                                                          WEIGHTED      WEIGHTED
                                                                                           AVERAGE       AVERAGE
                                                                                          EXERCISE     FAIR VALUE
                                                            OUTSTANDING   OPTION PRICE      PRICE     AT GRANT DATE
                                                            -----------  --------------  -----------  -------------
Options Issued at Market:
  Outstanding at September 30, 1995
    Granted...............................................     104,000   $         8.00   $    8.00     $    6.55
    Exercised.............................................      (8,500)  $         8.00   $    8.00        --
    Cancelled.............................................      --       $         8.00   $    8.00        --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1996.......................      95,500   $         8.00   $    8.00        --
    Granted...............................................     542,600   $  9.50-$14.38   $   12.04     $   12.04
    Exercised.............................................     (43,397)  $   8.00-$9.50   $    8.82        --
    Cancelled.............................................      (5,998)  $         8.00   $    8.00        --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1997.......................     588,705   $  8.00-$14.38   $   10.45        --
    Granted...............................................     427,800   $  6.50-$11.62   $    8.18     $    8.18
    Exercised.............................................     (17,137)  $   8.00-$9.50   $    8.98        --
    Cancelled.............................................     (33,281)  $  8.00-$22.88   $   11.51        --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1998.......................     966,087   $  6.50-$14.38   $   11.56        --
                                                            -----------  --------------  -----------       ------
                                                            -----------  --------------  -----------       ------
Options Issued Below Market:
  Outstanding at September 30, 1995
    Granted...............................................     190,000   $   6.40-$7.20   $    6.48     $    8.18
    Exercised.............................................      --             --            --            --
    Cancelled.............................................      --             --            --            --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1996.......................     190,000   $   6.40-$7.20   $    6.48        --
    Granted...............................................      --             --            --            --
    Exercised.............................................     (32,998)  $   6.40-$7.20   $    6.47        --
    Cancelled.............................................     (13,334)  $         7.20   $    7.20        --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1997.......................     143,668   $   6.40-$7.20   $    6.42        --
    Granted...............................................      --             --            --            --
    Exercised.............................................      --             --            --            --
    Cancelled.............................................      --             --            --            --
                                                            -----------  --------------  -----------       ------
  Outstanding at September 30, 1998.......................     143,668   $   6.40-$7.20   $    6.42        --
                                                            -----------  --------------  -----------       ------
                                                            -----------  --------------  -----------       ------

    At September 30, 1998 warrants to purchase 77,500 shares of the Company's common stock were also outstanding. The warrants were issued by the Company to the underwriter of the initial public offering, and are exercisable at any time over a five year life at an exercise price of $9.60 per share.

    En Pointe has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at

                          EN POINTE TECHNOLOGIES, INC.

9 STOCK OPTIONS AND WARRANTS (CONTINUED) the grant date for awards in 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                        1998          1997
                                                                    ------------  ------------
Net income as reported............................................  $  2,232,198  $  5,830,562
Net income pro forma..............................................  $    714,450  $  4,929,547
Earnings per share as reported....................................  $       0.38  $       1.03
Fully diluted earnings per share as reported......................  $       0.37  $       1.00
Earnings per share pro forma......................................  $       0.12  $       0.87
Fully diluted earnings per share pro forma........................  $       0.12  $       0.85

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                                            EXPECTED                       RISK FREE
                                                                            DIVIDEND        EXPECTED       INTEREST      EXPECTED
                                                                              YIELD        VOLATILITY        RATE          LIVES
                                                                         ---------------  -------------  -------------  -----------
September 30, 1997.....................................................             0%             67%          6.16%          2.5
September 30, 1998.....................................................             0%             68%          5.66%          5.0

10 EMPLOYEE STOCK PLAN

    The Company also has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 95,871 shares of the Company's common stock. The Plan, which is intended to qualify under Section 423 of the Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period.

11 LITIGATION

    The Company was named, along with Bob Din, as a defendant in a lawsuit filed April 29, 1997 in the Superior Court for the County of Los Angeles. The case name for this filing is Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company and Bob Din knowingly accepted trade secret information owned by the plaintiffs and furthermore alleges that the Company interfered with the plaintiffs' prospective economic advantage. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, before consideration of any potential insurance recoveries, the Company, on the advice of counsel, believes that the claims in the suit will not have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has maintained various liability insurance policies during the periods covering the claims above. While such policies may limit coverage under certain circumstances, the Company believes that it is adequately insured. Trial is currently set for February 1999.

    The Company was named as a defendant in a lawsuit filed on August 4, 1998. The complaint alleges that the Company, along with an individual defendant who was a former employee of the plaintiff, conspired to steal customers, employees and trade secrets. The Company is currently unable to estimate the loss in the event of an unfavorable outcome. However, the Company believes that the claims in the suit

                          EN POINTE TECHNOLOGIES, INC.

11 LITIGATION (CONTINUED)
will not have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company was named as a defendant in two similar lawsuits. The cases involve plaintiffs who were former account executives for the Company, and allege fraud in the inducement, breach of contract, and unpaid wages. In addition, the plaintiffs are pursuing several claims under the Business & Professions Code on behalf of the general public. In these regards, the complaints seek equitable relief only. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

    On June 3, 1998, the Company was named as a defendant in a lawsuit alleging the Company did not sufficiently pay for services. The plaintiff is suing for breach of contract. The case was ordered to binding arbitration by the Los Angeles Superior Court based on the Petition of the Company. At this time, the Company is unable to estimate the loss in the event of an unfavorable outcome.

    In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company and Bob Din and Naureen Din from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company agreed to pay the former employee payments totaling $1,225,000. The remaining unpaid balance as of September 30, 1997 and 1998 was $287,511 and $213,773 respectively.

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

                          EN POINTE TECHNOLOGIES, INC.

12 QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected financial information for the quarterly periods for the fiscal years ended September 30, 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                                             FISCAL 1998 QUARTER ENDED
                                                                   ----------------------------------------------
                                                                    DECEMBER     MARCH        JUNE     SEPTEMBER
                                                                   ----------  ----------  ----------  ----------
Net sales........................................................  $  130,189  $  135,303  $  143,811  $  158,436
Gross profit.....................................................      13,391      12,793      13,553      13,835
Net income.......................................................       1,139         209         720         165
Diluted net income per share.....................................        0.18        0.04        0.12        0.03

                                                                             FISCAL 1997 QUARTER ENDED
                                                                   ----------------------------------------------
                                                                    DECEMBER     MARCH        JUNE     SEPTEMBER
                                                                   ----------  ----------  ----------  ----------
Net sales........................................................  $  111,666  $  116,595  $  128,400  $  134,697
Gross profit.....................................................       9,856       9,621      11,729      12,877
Net income.......................................................       1,187       1,324       1,461       1,859
Diluted net income per share.....................................        0.21        0.23        0.25        0.30

                                  SCHEDULE II

                          EN POINTE TECHNOLOGIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               BALANCE AT   CHARGED TO                 BALANCE AT
                                                               BEGINNING     COST AND                     END
                                                               OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
                                                              ------------  -----------  -----------  ------------
DESCRIPTION
  Year ended September 30, 1998
    Allowance for doubtful accounts.........................  $    862,256   $ 329,000   $   --       $  1,191,256
    Allowance for returns...................................  $    300,000   $ 189,328   $   --       $    489,328
    Allowance for price protection..........................  $    115,000   $ 180,172   $   --       $    295,172
    Allowance for inventory valuation.......................  $    --        $ 100,000   $   --       $    100,000
                                                              ------------  -----------  -----------  ------------
                                                              $  1,277,256   $ 798,500   $   --       $  2,075,756
                                                              ------------  -----------  -----------  ------------
                                                              ------------  -----------  -----------  ------------
  Year ended September 30, 1997
    Allowance for doubtful accounts.........................  $    515,000   $ 488,136   $  (140,880) $    862,256
    Allowance for returns...................................  $    386,600   $  27,360   $  (113,960) $    300,000
    Allowance for price protection..........................  $    --        $ 115,000   $   --       $    115,000
                                                              ------------  -----------  -----------  ------------
                                                              $    901,600   $ 630,496   $  (254,840) $  1,277,256
                                                              ------------  -----------  -----------  ------------
                                                              ------------  -----------  -----------  ------------
  Year ended September 30, 1996
    Allowance for doubtful accounts.........................  $    125,000   $ 410,000   $   (20,000) $    515,000
    Allowance for returns...................................  $    386,600   $  --       $   --       $    386,600
                                                              ------------  -----------  -----------  ------------
                                                              $    511,600   $ 410,000   $   (20,000) $    901,600
                                                              ------------  -----------  -----------  ------------
                                                              ------------  -----------  -----------  ------------