Form 10-Q
period 1998-12-31
EN POINTE TECHNOLOGIES INC
filed 1999-02-16
CIK 1010305

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

As of February 16, 1999, 5,934,635 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.


PART I     FINANCIAL INFORMATION                                                    Page
------     ---------------------                                                    ----

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets - December 31,
           1998 and September 30, 1998                                                3

           Condensed Consolidated Statements of Operations - Three
           months ended December 31, 1998 and 1997                                    4

           Condensed Consolidated Statements of Cash Flows -
           Three months ended December 31, 1998 and 1997                              5

           Notes to Condensed Consolidated Financial
           Statements - December 31, 1998                                             6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        7

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                         11

Item 6     Exhibits and Reports on Form 8-K                                          11

SIGNATURES                                                                           12


En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands)


                                                          December 31,        September 30,
                                                              1998                1998
                                                          ------------        -------------
                                                          (Unaudited)
                                     ASSETS:
Current assets:
  Cash                                                      $  2,711           $   3,365
  Restricted cash                                              1,428               1,999
  Marketable securities                                         3262                --
  Accounts receivable, net                                   116,173             101,956
  Inventories                                                  5,897               7,009
  Prepaid expenses and other current assets                      643                 448
                                                            --------            --------
    Total current assets                                     130,114             114,777

Property and equipment, net of accumulated
 depreciation                                                 15,730              16,113

Other assets                                                   1,076               1,677
                                                            --------            --------
    Total assets                                            $146,920            $132,567
                                                            --------            --------
                                                            --------            --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit                          $ 79,090            $ 79,598
  Accounts payable                                            17,681               8,838
  Accrued liabilities                                          6,464               5,015
  Other current liabilities                                      620                 564
  Current portion of notes payable                               799                 790
  Deferred taxes                                               1,248                 141
                                                            --------            --------
    Total current liabilities                                105,902              94,946

Notes payable                                                  8,364               6,602
                                                            --------            --------
    Total liabilities                                        114,266             101,548

Stockholders' equity:
  Common stock                                                     6                   6
  Additional paid-in capital                                  18,880              18,757
  Treasury stock                                                --                    (6)
  Retained earnings                                           12,175              12,262
  Unrealized holding gains                                      1593                --
                                                            --------            --------
  Total stockholders' equity:                                 32,654              31,019

                                                            --------            --------
  Total liabilities and stockholders' equity                $146,920            $132,567
                                                            --------            --------
                                                            --------            --------


           See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three months ended
                                                                          December 31
                                                                   -------------------------
                                                                     1998             1997
                                                                   --------         --------
Net sales                                                          $170,607         $130,189
Cost of sales                                                       157,225          116,798
                                                                   --------         --------
  Gross profit                                                       13,382           13,391

Selling and marketing expenses                                        8,765            8,130
General and administrative expenses                                   3,940            2,956
                                                                   --------         --------
  Operating income                                                      677            2,305

Interest expense                                                        855              427
Other income, net                                                       (31)             (53)
                                                                   --------         --------
  Income (loss) before income taxes                                    (147)           1,931

Provision for income taxes                                              (60)             792
                                                                   --------         --------
  Net income (loss)                                                $    (87)        $  1,139
                                                                   --------         --------
                                                                   --------         --------
     Net income (loss) per share:
      Basic                                                        $  (0.01)        $   0.19
                                                                   --------         --------
                                                                   --------         --------
      Diluted                                                      $  (0.01)        $   0.18
                                                                   --------         --------
                                                                   --------         --------
  Weighted average shares outstanding:
      Basic                                                           5,924            5,843
                                                                   --------         --------
                                                                   --------         --------
      Diluted                                                         5,924            6,302
                                                                   --------         --------
                                                                   --------         --------

          See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                     Three months ended
                                                                        December 31,
                                                                 --------------------------
                                                                   1998              1997
                                                                 -------            -------
Cash flows from operating activities:
  Net income (loss)                                              $   (87)           $ 1,139
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation and amortization                                    686                372
    Deferred compensation                                                                 7
    Allowance for inventory and doubtful accounts                   (142)                90
    Net change in operating assets and
     liabilities                                                  (2,200)            (3,080)
                                                                 -------            -------
    Net cash provided (used) by operating activities              (1,743)            (1,472)

Cash flows from investing activities:
  Purchase of property and equipment                                (303)            (1,643)
                                                                 -------            -------
    Net cash used by investing activities                           (303)            (1,643)


Cash flows from financing activities:
  Net borrowings (payments) under lines of credit                   (508)               854
  Proceeds from notes payable                                       2000               --
  Payment on notes payable                                          (229)               (91)
  Proceeds from sales of stock to employees                          129                303
                                                                 -------            -------
    Net cash provided by financing activities                      1,392              1,066


                                                                 -------            -------
Decrease in cash                                                 $  (654)           $(2,049)
                                                                 -------            -------
                                                                 -------            -------
Supplemental disclosures of cash flow
information:
  Interest paid                                                  $   855            $   277
                                                                 -------            -------
                                                                 -------            -------
  Income taxes paid                                              $ 2,198            $   150
                                                                 -------            -------
                                                                 -------            -------
Long-term debt acquired in purchase of plant                                         $4,000
                                                                                     -------
                                                                                     -------
Unrealized gain on equity holdings, net of taxes                 $ 1,593
                                                                 -------
                                                                 -------


          See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at December 31, 1998, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 1998 and 1997 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

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

Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A Significant portion of the Company's sales continuing to be to certain large customers, (II) Continued dependence by the Company on certain Allied Distributors, (III) Continued downward pricing pressures in the information technology market, (IV) The decision by the Company to expand its sales force into various new geographic territories (V) Quarterly fluctuations in results (VI) Seasonal patterns of sales and client buying behaviors (VII) Changing economic influences in the industry (VIII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors (IX) Dependence on intellectual property rights (X)Delays in product development (XI)The company's dependence on key personnel, and potential influence by executive officers and principal stockholders (XII) Volatility of the company's stock price (XIII) Delays in the receipt of orders or in the shipment of products
(XIV) Any delay in execution of the company's system development plans (XV) Loss of minority ownership status (XVI) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the company's products
(XVII) Changes in the costs or availability of products (XVIII) Interruptions in transport or distribution (XIX) General business conditions in the economy. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that companies disclose comprehensive income, which includes net income and unrealized gains and losses on marketable securities classified as available-for-sale. The unrealized gain of $1.6 million in marketable securities for the three months ended December 31, 1998 is net of a taxes of $1.1 million.

In June 1997, the Financial Accounting Standards Board ("FASB") issued a new Statement, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new requirements for the reporting of segment information by public companies. It supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and is effective for the annual financial statements of fiscal years beginning after December 15, 1997. The new framework for segment reporting is referred to as the management approach. It is intended to give analysts and other financial-statement users a view of the company "through the eyes of management", by looking to a company's internal management reporting structure as the basis for determining the company's external segments, as well as the basis for determining the information that is to be disclosed for those segments. The Company is currently assessing the impact this Statement will have on the consolidated financial statements.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                  1998         1997
                                                 ------       ------
Net sales......................................  100.0%       100.0%
Cost of sales..................................   92.2         89.7
                                                 -----        -----
  Gross Profit.................................    7.8         10.3
Selling and marketing expenses.................    5.1          6.2
General and administrative expenses............    2.3          2.3
                                                 -----        -----
  Operating income.............................    0.4          1.8
Interest expense...............................    0.5          0.3
Other income, net..............................    --           --
                                                 -----        -----
  Income (loss) before taxes...................   (0.1)         1.5
Provision for income taxes.....................    0.0          0.6
                                                 -----        -----
  Net income (loss)............................   (0.1)%        0.9%
                                                 -----        -----
                                                 -----        -----

COMPARISON OF THE FIRST QUARTER ENDED DECEMBER 31, 1998 (FISCAL 1999) AND 1997 (FISCAL 1998)

    NET SALES. Net sales increased $40.4 million, or 31.0% to $170.6 in the first quarter of fiscal 1999 from $130.2 million in fiscal 1998. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services. Four new branches contributed $9.2 million in net sales. Firstsource.com, an Internet business acquired in June of 1998, contributed $4.7 million for the quarter.

    Services revenues increased $2.4 million, or 88.6% to $5.0 million in the first quarter of fiscal 1999 from $2.6 million in the prior fiscal year quarter and were 2.9% of total net sales versus 2.0% in the prior fiscal year quarter. Sales under the IBM contract accounted for 17.9% of total sales in the first quarter of fiscal 1999 compared with 24.0% for the prior fiscal year quarter.

    GROSS PROFIT. Gross profits remained constant at $13.4 million, but declined as a percentage of net sales to 7.8% in the first quarter of fiscal 1999 as compared to 10.3% in prior fiscal year quarter and 8.7% in the prior sequential quarter. Contributing to the decline in gross margins were two large sales approximating $14 million in total that were at substantially discounted profit margins. In addition, Firstsource sales of $4.7 million also bore discounted profit margins. The Ontario configuration center also had an adverse impact on gross profits due to operations being at less than full capacity.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.6 million, or 7.8% to $8.8 million in the first quarter of fiscal 1999, from $8.1 million in prior fiscal year quarter, primarily as a result of increased net sales volume. As a percentage of net sales, however, selling and marketing decreased to 5.1% in 1999 from 6.2% in 1998.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.9 million, or 33.3% to $3.9 million in the first quarter of fiscal 1999, from $3.0 million in the prior fiscal year quarter, primarily as a result of hiring additional personnel necessary to support the increase in sales and other administrative duties. As a percentage of net sales, however, general and administrative expenses held firm at 2.3% for both fiscal periods as well as for the prior sequential quarter.

    OPERATING INCOME. Operating income decreased $1.6 million, or 70.6%, to $0.7 million in the first quarter of fiscal 1999 from $2.3 million in prior fiscal year quarter. The decrease was primarily a result of flattening of gross profit margins which were insufficient to cover the increase in operating expenses resulting from the increase in sales volume. Operating income, as a percent of net sales, declined to 0.4% in the first fiscal quarter of 1999 from 1.8% in the 1998 fiscal quarter.

    INTEREST EXPENSE. Interest expense increased $0.4 million, or 100.2% to $0.9 million in the first quarter of fiscal 1999 from $0.4 million in the prior fiscal quarter. The increase in interest expense was primarily due to increased borrowing under lines of credit, which at the end of the first quarter of fiscal 1999 had increased $27.5 million or 53.4%. The borrowing was used primarily to fund the $34.8 million (42.8%) growth in accounts receivable.

    NET INCOME. Net income decreased $1.2 million, to a net loss of $87 thousand in the first quarter of fiscal 1999 from $1.1 million in the prior fiscal quarter. The decrease in the first quarter of fiscal 1999 was primarily a result of flattening of gross profit margins which were insufficient to cover the $1.6 million (14.6%) increase in operating expenses resulting from the increase in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended December 31, 1998 operating activities used cash totaling $1.7 million compared to $1.5 million used in the prior fiscal year. The largest consumer of cash was the growth of accounts receivable related to the Company's sales expansion. In the first quarter of fiscal 1999, $14.1 million in cash was so expended, while only $4.6 million was used in the prior fiscal quarter. Historically, the Company has satisfied its accounts receivable cash requirements principally by borrowings under its
lines of credit.   The Company's accounts receivable balance (before
allowances for returns, price protection, and doubtful accounts) at December 31, 1998 and September 30, 1998, was $118.1 million and $103.9 million, respectively. The number of days' sales outstanding in accounts receivable increased to 62 days from 58 days, as of December 31, 1998 and September 30, 1998, respectively.

    At December 31, 1998, restricted cash amounted to $1.4 million and related principally to unexpended funds from the $3.5 million of equipment financing targeted for the Ontario integration, repair, and RMA facility. It is anticipated that the remaining restricted funds will be applied against the $3.5 million indebtedness included in notes payable.

    Investing activities used cash totaling $0.3 million during the three months ended December 31, 1998 compared with $1.6 million in the prior fiscal quarter. Warehouse equipment for the Ontario facility and computer related purchases were the principal uses for the $0.3 million in expenditures.

    Financing activities provided net cash totaling $1.4 million during the three months ended December 31, 1998. Two long-term notes at 8% due on September 30, 2000 and 2001 from IBMCC for $1 million each provided the majority of the financing cash flow.

   As of December 31, 1998, the Company had approximately $4.1 million in cash, including $1.4 million in restricted cash, and working capital of $24.2 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $73 million line with IBMCC. As of December 31, 1998, such lines of credit provided for maximum aggregate borrowings of approximately $105.0 million, of which approximately $79.1 million was outstanding.

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver for non-compliance with certain IBMCC loan covenants at December 31, 1998.

    Because of a planned reduction in the scope of operations of the Ontario configuration facility the Company believes that it will not be able to recover all of the costs associated with its construction. As a result, the Company plans to sell and lease back the facility and in doing so anticipates a non-recurring charge of approximately $5.5 to $6.5 million in connection with the sale. Because the plan has not been implemented, it is not possible to quantify the financial impact or its timing.

    The Firstsource.com acquisition made in June of 1998 was the Company's entry into the rapid growth Internet sales arena. Typical of Internet sales operations, Firstsource.com for the quarter ended December 31, 1998 realized a loss of $0.4 million. With the significant investment required to fully launch Firstsource before it can reach a break even point, the Company believes that a strategic relationship with one or more financial investors will be necessary and is actively pursuing that course.

YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problems are pervasive and complex as virtually every company's computer operations may be affected in some way.
As a result of the Company's analysis of its computer programs and operations, it has reached the conclusion that its own business systems, including its computer systems are not fully prepared for Year 2000 although management believes that corrections planned by the Company will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are various claims and legal actions pending against the Company. In the opinion of management, the outcome of such claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations. There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit
            Number               Description
           -------               -----------
              11                 Computation of Earnings Per Common Share
              27                 Financial Data Schedule for the quarter ended
                                 December 31, 1998

        b. The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       En Pointe Technologies, Inc.
                                       -----------------------------
                                       (REGISTRANT)



Date: February 16, 1999                By:  /s/ Javed Latif
                                          -------------------------------------
                                           Javed Latif, Chief Financial Officer