Form 10-Q
period 1999-03-31
EN POINTE TECHNOLOGIES INC
filed 1999-05-17
CIK 1010305

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

For the quarterly period ended March 31, 1999

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


As of May 14, 1999, 5,934,635 shares of Common Stock of the Registrant were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.





PART I     FINANCIAL INFORMATION                                                                                      Page
                                                                                                                      ----
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1999 and September 30, 1998                               3

           Condensed Consolidated Statements of Operations - Three and six months ended March 31, 1999 and 1998        4

           Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 1999 and 1998                  5

           Notes to Condensed Consolidated Financial Statements - March 31, 1999                                       6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations                       9

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                                                           15

Item 6     Exhibits and Reports on Form 8-K                                                                            15

SIGNATURES                                                                                                             16

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                                    March 31,         September 30,
                                                                                      1999                1998
                                                                                    ---------           ---------
                                                                                   (Unaudited)
                                                    ASSETS:
Current assets:
     Cash                                                                           $   2,850           $   3,365
     Restricted cash                                                                    1,451               1,999
     Accounts receivable, net                                                          87,636             101,956
     Inventories                                                                        5,529               7,009
     Recoverable income taxes                                                           3,220                --
     Prepaid expenses and other current assets                                            571                 448
                                                                                    ---------           ---------
         Total current assets                                                         101,257             114,777

Property and equipment, net of depreciation                                            15,633              16,113
     Reserve for loss on sale of configuration facility                                (5,581)               --
                                                                                    ---------           ---------
        Property and equipment, net                                                    10,052              16,113

Other assets                                                                              643               1,677
                                                                                    ---------           ---------
          Total assets                                                              $ 111,952           $ 132,567
                                                                                    ---------           ---------
                                                                                    ---------           ---------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Borrowings under lines of credit                                               $  61,412           $  79,598
     Accounts payable                                                                   7,105               8,838
     Accrued liabilities                                                                7,234               5,015
     Other current liabilities                                                          2,572                 564
     Current portion of notes payable                                                     846                 790
     Deferred taxes                                                                       141                 141
                                                                                    ---------           ---------
          Total current liabilities                                                    79,310              94,946

Notes payable                                                                           6,117               6,602
                                                                                    ---------           ---------
          Total liabilities                                                            85,427             101,548

Stockholders' equity:
     Common stock                                                                           6                   6
     Additional paid-in capital                                                        18,880              18,757
     Treasury stock                                                                      --                    (6)
     Retained earnings                                                                  7,639              12,262
                                                                                    ---------           ---------
     Total stockholders' equity:                                                       26,525              31,019
                                                                                    ---------           ---------
                                                                                    ---------           ---------
     Total liabilities and stockholders' equity                                     $ 111,952           $ 132,567
                                                                                    ---------           ---------
                                                                                    ---------           ---------


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   Three months ended               Six months ended
                                               -------------------------       -------------------------
                                                        March 31,                      March 31,
                                                 1999            1998            1999              1998
                                               ---------       ---------       ---------       ---------
Net sales                                      $ 138,036       $ 135,303       $ 303,906       $ 265,492
Internet subsidiary sales                          6,882            --            11,619            --
                                               ---------       ---------       ---------       ---------
     Total net sales                             144,918         135,303         315,525         265,492
                                               ---------       ---------       ---------       ---------
Cost of sales                                    127,410         122,510         280,116         239,308
Internet subsidiary
     Cost of sales                                 6,468            --            10,987            --
                                               ---------       ---------       ---------       ---------
     Total cost of sales                         133,878         122,510         291,103         239,308
                                               ---------       ---------       ---------       ---------
     Gross profit                                 11,040          12,793          24,422          26,184

Selling and marketing expenses                     9,065           8,625          17,830          16,755
General and administrative expenses                4,571           3,476           8,511           6,432
Non-recurring charges                              7,917            --             7,917            --
                                               ---------       ---------       ---------       ---------
     Operating income (loss)                     (10,513)            692          (9,836)          2,997

Interest expense                                     916             419           1,771             846
Gain on sale of securities                        (4,428)           --            (4,428)           --
Other income, net                                    (36)            (81)            (67)           (134)
                                               ---------       ---------       ---------       ---------
     Income (loss) before income taxes            (6,965)            354          (7,112)          2,285

Provision for income taxes                        (2,429)            145          (2,489)            937
                                               ---------       ---------       ---------       ---------
     Net income (loss)                         $  (4,536)      $     209       $  (4,623)      $   1,348
                                               ---------       ---------       ---------       ---------
                                               ---------       ---------       ---------       ---------
           Net (loss) income per share:
             Basic                             $   (0.76)      $    0.04       $   (0.78)      $    0.23
                                               ---------       ---------       ---------       ---------
                                               ---------       ---------       ---------       ---------
             Diluted                           $   (0.76)      $    0.04       $   (0.78)      $    0.22
                                               ---------       ---------       ---------       ---------
                                               ---------       ---------       ---------       ---------
     Weighted average shares outstanding:
             Basic                                 5,935           5,862           5,929           5,852
                                               ---------       ---------       ---------       ---------
                                               ---------       ---------       ---------       ---------
             Diluted                               5,935           5,942           5,929           6,035
                                               ---------       ---------       ---------       ---------
                                               ---------       ---------       ---------       ---------






            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                             Six months ended
                                                                 March 31,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
Cash flows from operating activities:
  Net income (loss)                                       $ (4,623)      $  1,348
    Adjustments to reconcile net income (loss)
          to net cash used by operations:
    Depreciation and amortization                            1,447            777
    Reserve for loss on sale of property                     6,192           --
    Deferred compensation                                     --               22
    Allowance for inventory and doubtful accounts               26            180
    Net change in operating assets and
      liabilities                                           15,855          6,165
                                                          --------       --------
    Net cash provided by operating activities               18,897          8,492
                                                          --------       --------
Cash flows from investing activities:
 Purchase of property and equipment                           (926)        (5,919)
                                                          --------       --------
     Net cash used by investing activities                    (926)        (5,919)
                                                          --------       --------
Cash flows from financing activities:
 Net borrowings (payments) under lines of credit           (18,186)        (2,802)
 Payment on notes payable                                     (429)          (164)
 Proceeds from sales of stock to employees                     129            329
                                                          --------       --------
     Net cash used by financing activities                 (18,486)        (2,637)
                                                          --------       --------
Decrease in cash                                          $   (515)      $    (64)
                                                          --------       --------
                                                          --------       --------
Supplemental disclosures of cash flow information:
 Interest paid                                            $  1,255       $    419
                                                          --------       --------
                                                          --------       --------
 Income taxes paid                                        $  2,212       $  1,584
                                                          --------       --------
                                                          --------       --------
Long-term debt acquired in purchase of plant                             $  4,000
                                                                         --------
                                                                         --------
Unrealized gain on equity holdings, net of taxes                         $  1,621
                                                                         --------
                                                                         --------


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at March 31, 1999, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable and for unreimbursed product returns, net realizable value of rebates, and liability for legal claims and associated costs. Actual results could differ from those estimates.

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

Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A Significant portion of the Company's sales continuing to be to certain large customers, (II) Continued dependence by the Company on certain Allied Distributors, (III) Continued downward pricing pressures in the information technology market, (IV) The decision by the Company to expand its sales force into various new geographic territories (V) Quarterly fluctuations in results (VI) Seasonal patterns of sales and client buying behaviors (VII) Changing economic influences in the industry (VIII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors (IX) Dependence on intellectual property rights (X)Delays in product development (XI)The company's dependence on key personnel, and potential influence by executive officers and principal stockholders (XII) Volatility of the company's stock price (XIII) Delays in the receipt of orders or in the shipment of products (XIV) Any delay in execution and implementation of the company's system development plans (XV) Loss of minority ownership status (XVI) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the company's products
(XVII) Changes in the costs or availability of products (XVIII)
Interruptions in transport or distribution (XIX) General business conditions in the economy (XX) Inability to raise additional private or public capital necessary for development of the Internet business to that of a profitable enterprise. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

                                   March 31, 1999                      March 31, 1998
                           ------------------------------      -----------------------------
                           Net Income               EPS        Net Income              EPS
                             (Loss)     Shares     Amount       (Loss)      Shares    Amount
                           ------------------------------      -----------------------------
Basic EPS                   $(4,536)    5,935     $(0.76)          $209      5,862     $0.04
 Common stock equivalents      --        --         --              --          80       --
                           ------------------------------      -----------------------------
Diluted EPS                 $(4,536)    5,935     $(0.76)          $209      5,942     $0.04
                           ------------------------------      -----------------------------
                           ------------------------------      -----------------------------


                                  Six Months Ended                    Six Months Ended
                                   March 31, 1999                      March 31, 1998
                           ------------------------------      -----------------------------
                           Net Income               EPS        Net Income              EPS
                             (Loss)     Shares     Amount       (Loss)      Shares    Amount
                           ------------------------------      -----------------------------
Basic EPS                   $(4,623)    5,929     $(0.78)        $1,348      5,852     $0.23
 Common stock equivalents      --        --          --            --          183       --
                           ------------------------------      -----------------------------
Diluted EPS                 $(4,623)    5,929     $(0.78)        $1,348      6,035     $0.22
                           ------------------------------      -----------------------------
                           ------------------------------      -----------------------------

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 4 - SEGMENT INFORMATION

The Company consists primarily of two business units (companies), En Pointe Technologies and Purchase Pointe, Inc. dba firstsource.com ("Firstsource"). Each of these companies has separate management teams, infrastructures and facilities.

En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe
Technologies utilizes both a traditional national sales force with branch offices in major metropolitan areas along with electronic interfaces between En Pointe and its customers and vendors.

Firstsource focuses its efforts on the sale of technology products primarily via the Internet to consumers and small to mid-sized businesses.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this report on Form 10-Q and in the Company's report on Form 10-K for the year ended September 30, 1998.

The tables below present information about reported segments for the three and six month periods ended March 31, 1999 and 1998:

                                         En Pointe
                                        Technologies      FIRSTSOURCE      TOTAL
                                        ------------      -----------    --------
THREE MONTHS ENDED MARCH 31, 1999
  Revenues                                138,036           6,882        144,918
  Gross Profit                             10,626             414         11,040
  Segment pretax profit (loss)             (5,762)         (1,203)        (6,965)
  Segment Assets                          108,009           3,943        111,952

THREE MONTHS ENDED MARCH 31, 1998
  Revenues                                135,303               -        135,303
  Gross Profit                             12,793               -         12,793
  Segment pretax profit (loss)                354               -            354
  Segment Assets                          110,980               -        110,980



SIX MONTHS ENDED MARCH 31, 1999
  Revenues                                303,906          11,619        315,525
  Gross Profit                             23,790             632         24,422
  Segment pretax profit (loss)             (5,233)         (1,879)        (7,112)

SIX MONTHS ENDED MARCH 31, 1998
  Revenues                                265,492               -        265,492
  Gross Profit                             26,184               -         26,184
  Segment pretax profit (loss)              2,285               -          2,285



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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                             Three Months Ended   Six Months Ended
                                                  March 31,           March 31,
                                             ------------------   ----------------
                                              1999       1998      1999       1998
                                             -------    ------    -------    ------
Net sales..................................  100.0%     100.0%    100.0%     100.0%
Cost of sales..............................   92.4       90.5      92.3       90.1
                                             -------    ------    -------    ------
  Gross profit.............................    7.6        9.5       7.7        9.9
Selling and marketing expenses.............    6.2        6.4       5.6        6.4
General and administrative expenses........    3.2        2.6       2.7        2.4
Non-recurring charges......................    5.5        -         2.5        -
                                             -------    ------    -------    ------
  Operating income.........................   (7.3)       0.5      (3.1)       1.1
Interest expense...........................    0.6        0.3       0.6        0.3
Gain on sale of securities.................   (3.1)       -        (1.4)       -
Other income, net..........................    -          0.1       -          0.1
                                             -------    ------    -------    ------
  Income (loss) before taxes...............   (4.8)       0.3      (2.3)       0.9
Provision (credit) for income taxes........   (1.7)       0.1      (0.8)       0.4
                                             -------    ------    -------    ------
  Net income (loss)........................   (3.1)%      0.2%     (1.5)%      0.5%
                                             -------    ------    -------    ------
                                             -------    ------    -------    ------

COMPARISON OF THE SECOND QUARTER AND SIX MONTHS ENDED MARCH 31, 1999 (FISCAL
1999) AND 1998 (FISCAL 1998)

    NET SALES. Net sales increased $9.6 million, or 7.1% to $144.9 million in the second quarter of fiscal 1999 from $135.3 million in fiscal 1998. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services. Firstsource.com, an Internet business acquired in June of 1998, contributed $6.9 million (4.7%) for the quarter.

    Service revenues increased $2.3 million, or 88.5% to $4.9 million in the second quarter of fiscal 1999 from $2.6 million in the prior fiscal year quarter and were 3.4% of total net sales versus 1.9% in the prior fiscal year quarter. Sales under the IBM contract were $26.3 million and accounted for 18.1% of total net sales in the second quarter of fiscal 1999 compared with $29.4 million or 21.7% for the prior fiscal year quarter.

    However, net sales when compared to the first quarter of fiscal 1999 declined by $25.7 million or 15.0%. It is believed that the March 1999 quarter decline over the December 1998 quarter was due first to the March quarter being a seasonally low sales period. Secondly, there was general weakness in the industry as many manufacturers and distributors suffered significant declines in both revenues and gross margins. This resulted in revenue declines from a decrease in end-user demand. It is not anticipated that the March quarter weakness is indicative of any significant change in trend in future sales growth for the Company.

    Net sales for the six months increased $50.0 million, or 18.8% to $315.5 million from $265.5 million in the prior fiscal year quarter. Service revenues increased $4.6 million, or 86.8% to $9.9 million from $5.3 million in the prior fiscal year quarter. Sales under the IBM contract were $61.6 million and accounted for 19.5% of total net sales for the six months of fiscal 1999 compared with $60.7 million or 22.9% of total net sales in the prior fiscal year period.

    GROSS PROFIT. Gross profit declined $1.8 million, or 13.7% to $11.0 million in the second quarter of fiscal 1999 as compared to $12.8 million in prior fiscal year quarter. As a percentage of net sales, gross profits declined to 7.6% from 9.5% in the prior fiscal year quarter, but declined only slightly compared with the 7.8% of the prior sequential quarter. Continuing industry pricing pressures contributed to the decline in gross margins. In addition, while Firstsource sales of $6.9 million continued to grow, with gross margins improving from 4.6% in the first quarter to 6.0% in the second, the lower Firstsource margins were a factor in the overall margin decline. For the six month period, the gross profit percentage of net sales decline was a similar 7.7% versus 9.9% in the prior fiscal year quarter.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.4 million, or 5.1% to $9.1 million in the second quarter of fiscal 1999, from $8.6 million in prior fiscal year quarter, primarily as a result of increased net sales volume. As a percentage of net sales, however, selling and marketing decreased to 6.2% in 1999 from 6.4% in 1998.

    For the six month period, selling and marketing expenses increased marginally by $1.0 million, or 6.4% to $17.8 million, from the $16.8 million of the prior fiscal period. However, as a percentage of net sales, selling and marketing expenses actually declined by 0.8%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased

$1.1 million, or 31.5% to $4.6 million in the second quarter of fiscal 1999, from $3.5 million in the prior fiscal year quarter. A large portion of the increase, $0.5 million, was attributable to the build up of staff and other administrative functions at Firstsource. Another $0.4 million was due to severance expenses related to staff reductions. As a percentage of net sales, general and administrative expenses increased to 3.2% from 2.6% in the prior year fiscal quarter and from 2.3% in the prior sequential quarter. Exclusive of the above special items related to Firstsource and certain severance expenses, general and administrative expenses as a percentage of net sales actually declined to 2.2% for the second quarter of fiscal 1999.

    For the six month period, general and administrative expenses increased $2.1 million, or 32.3% to $8.5 million, from $6.4 million in the prior fiscal period. As a percentage of net sales, general and administrative expenses increased to 2.7% from 2.4% in the prior fiscal period.

    NON-RECURRING CHARGES. Two items, a provision for litigation expense of $1.7 million and a reserve for loss on sale of property of $6.2 million make up the balance of the non-recurring charges. See Part II, Item 1, Legal Proceedings, for a description of the legal actions that comprise the basis for the $1.7 million accrual. The reserve for loss on sale of property is specific to the Ontario configuration facility which is in the process of being sold and will be subsequently leased back. The loss is based on real property and equipment with a net book value of $11.0 million, selling expenses of $0.4 million, and the expensing of previously capitalized interest costs related to construction of $0.3 million, less proceeds on sale of $5.5 million.

    OPERATING INCOME. Operating income decreased $11.2 million, to a $10.5 million loss in the second quarter of fiscal 1999 from $0.7 million of income in prior fiscal year quarter. The decrease was primarily a result of declining gross profit margins which were insufficient to cover the increase in operating expenses resulting from the increase in sales volume and the non-recurring charges of $7.9 million. Operating income, as a percent of net sales, declined to a negative 7.3% in the second fiscal quarter of 1999 from a positive 0.5% in the 1998 fiscal quarter.

    Similarly operating income for the six month period decreased $12.8 million, to a $9.8 million loss from $3.0 million of income in the prior fiscal period.

    INTEREST EXPENSE. Interest expense increased $0.5 million, or 118.6% to $0.9 million in the second quarter of fiscal 1999 from $0.4 million in the prior fiscal year quarter. Additional interest of $0.1 million related to Ontario facility and equipment debt that was not present in the prior year's quarter. The remainder represented interest incurred on increased borrowing under the Company's lines of credit which was used for accounts receivable financing, property and equipment financing and general working capital purposes.

    Interest expense for the six month period increased $1.0 million, or 109.3% to $1.8 million from $0.8 million in the prior fiscal period.

    GAIN ON SALE OF SECURITIES. The $4.4 million gain on sale of securities represents the sale of 125,000 shares of Shopping.com stock and 199,800 related warrants. Net sale proceeds were $5.0 million on $0.6 million of costs (net of $.2 million write down for other than temporary impairment of value at September 30, 1998).

    NET INCOME (LOSS). Net income decreased $4.7 million, to a net loss of $4.5 million in the second quarter of fiscal 1999 from $0.2 million net income in the prior fiscal year quarter. The decrease in the second quarter of fiscal 1999 was primarily a result of a $1.8 million decline in gross profit margins along with $9.5 million increase in operating expenses offset by a $3.9 increase in net other income and an increase of tax credits of $2.6 million. Firstsource contributed $1.5 million of the $4.7 million net loss for the quarter.

   Net income for the six month period decreased $6.0 million, to a $4.6 million net loss from $1.3 million net income in the prior fiscal period. Firstsource contributed $1.9 million of the $4.6 million loss for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended March 31, 1999 operating activities provided cash totaling $18.9 million compared to $8.5 million in the prior fiscal year period. The largest provider of cash was a $14.3 million decline of accounts receivable due to improved collections and lower sales volume. The Company's accounts receivable balance at March 31, 1999 and September 30, 1998, was $87.6 million and $102.0 million, respectively. The number of days' sales outstanding in accounts receivable decreased to 51 days from 66 days, as of March 31, 1999 and September 30, 1998, respectively.

    At March 31, 1999, restricted cash amounted to $1.5 million and related principally to unexpended funds from the $3.5 million of equipment financing targeted for the Ontario integration, repair, and RMA facility. The remaining restricted funds will be applied against the original $3.5 million indebtedness, the remaining balance of which is included in notes payable.

    Investing activities used cash totaling $0.9 million during the six months ended March 31, 1999 compared with $5.9 million in the prior year fiscal period. Warehouse equipment for the Ontario facility and computer related purchases were the principal uses for the $0.9 million in expenditures.

    Financing activities used net cash totaling $18.5 million during the six months ended March 31, 1999, of which $18.2 million was attributable to net payments under the Company's lines of credit.

   As of March 31, 1999, the Company had approximately $4.3 million in cash, including $1.5 million in restricted cash, and working capital of $21.9 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $73 million line with IBMCC. As of March 31, 1999, such lines of credit provided for maximum aggregate borrowings of approximately $105.0 million, of which approximately $61.4 million was outstanding.

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver for non-compliance with certain IBMCC loan covenants at March 31, 1999.

    The Firstsource.com acquisition made in June of 1998 was the Company's entry into the rapid growth Internet sales arena. Typical of Internet sales operations, Firstsource.com for the six months ended March 31, 1999 has realized a pre-tax loss of $1.9 million on sales of $11.6 million. With the significant investment required to fully launch Firstsource before it can reach a break even point, the Company believes that additional financing will be necessary and is currently negotiating a $5.1 to $20.4 million private placement.

YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities

    In the Company's own analysis of its computer programs and operations, it has reached the conclusion that its business systems, including its computer systems have been tested and are now substantially in compliance with Year 2000 requirements. The Company will continue to assess Year 2000 readiness to insure its business needs will be fulfilled.

    It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier or customer for its equipment or supplies or sales in the Year 2000; it has contacted its primary suppliers to determine if they are developing plans to
address processing transactions which may impact the Company.   All main
suppliers have indicated that they are Year 2000 compliant. In addition the Company deals with thousands of secondary suppliers and there can be no assurance that they will be Year 2000 compliant as checking on each would be a time-consuming and expensive proposition; however, it is believed that no single secondary supplier could have a material negative effect on the Company.

    Furthermore, the Year 2000 problem may impact other entities (e.g. electric utilities, telephone companies, banks, etc.) with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As well, the purchasing patterns of existing and potential customers may be affected by Year 2000 problems, which could cause fluctuations in the Company's sales volumes.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            There are various claims and legal actions pending against the Company. On March 23, 1999, in Los Angeles County (California) Superior Court Case No. BC 170234 the jury returned a verdict in favor of the plaintiffs and against the Company and its CEO, Bob Din, finding that they should pay $50,000 in contract damages, plus $375,000 in tort damages to plaintiffs. The contract damages verdict carries with it rights to claim an as-yet undetermined amount of reasonable attorneys' fees. On April 2, 1999, the jury found that defendants should pay $1 million in punitive damages to plaintiffs. An additional $300,000 has been accrued for contingencies related to the action. A final judgment has not yet been entered; contemplated post-trial motions may or may not result in a final judgment different from the verdicts. The Company and Mr. Din are currently considering whether to appeal the determination of the Court once a final judgment has been entered. In the opinion of management, the outcome of other claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations. Other than as noted there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of stockholders was held on March 17, 1999. The stockholders elected all of the Company's nominees for director who constitute the entire Board of Directors. The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 1999. The votes were as follows:

              1 Election of Directors:

                                                                     Votes For     Withheld
                                                                    ------------------------
                       Attiazaz "Bob" Din                            3,949,590     1,582,649
                       Naureen Din                                   3,949,905     1,586,334
                       Zubair Ahmed                                  3,951,705     1,580,534
                       Verdell Garroutte                             3,953,790     1,578,449
                       Mark Briggs                                   3,953,790     1,578,449

              2 Appointment of PricewaterhouseCoopers LLP:

                       For                                           5,207,138
                       Against                                         320,101
                       Abstain                                           5,000

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             a. Exhibits

                Exhibit
                NUMBER               DESCRIPTION

                  27   Financial Data Schedule for the quarter ended
                       March 31, 1999

             b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            En Pointe Technologies, Inc.
                            ----------------------------
                                    (REGISTRANT)



Date:  May 17, 1999                    By:          /s/ Javed Latif
                                           ------------------------------------
                                           Javed Latif, Chief Financial Officer