Form 10-Q
period 1999-06-30
EN POINTE TECHNOLOGIES INC
filed 1999-08-13
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



\X\ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __



As of August 14, 1999, 5,934,635 shares of Common Stock of the Registrant were issued and outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

EN POINTE TECHNOLOGIES, INC.




PART I      FINANCIAL INFORMATION                                                                                          Page
------      ---------------------                                                                                          ----
Item 1      Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 1999 and September 30, 1998                                    3

            Condensed Consolidated Statements of Operations - Three and nine months ended June 30, 1999 and 1998            4

            Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 1999 and 1998                      5

            Notes to Condensed Consolidated Financial Statements - June 30, 1999                                            6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                            9

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                                                              14

Item 6      Exhibits and Reports on Form 8-K                                                                               14

SIGNATURES                                                                                                                 15


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                           June 30,    September 30,
                                                             1999           1998
                                                        -------------  -------------
                                                         (Unaudited)
                                ASSETS:
Current assets:
     Cash                                                 $   2,622     $   3,365
     Restricted cash                                            120         1,999
     Accounts receivable, net                               116,175       101,956
     Inventories                                             10,620         7,009
     Recoverable income taxes                                 3,698          --
     Prepaid expenses and other current assets                  583           448
                                                          ---------     ---------
         Total current assets                               133,818       114,777

Property and equipment, net                                   5,726        16,113

Other assets                                                    644         1,677
                                                          ---------     ---------
          Total assets                                    $ 140,188     $ 132,567
                                                          ---------     ---------
                                                          ---------     ---------


                LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                     $  74,327     $  79,598
     Accounts payable                                        24,539         8,838
     Accrued liabilities                                      9,165         5,015
     Other current liabilities                                5,931           564
     Current portion of notes payable                           236           790
     Deferred taxes                                             141           141
                                                          ---------     ---------
          Total current liabilities                         114,339        94,946

Notes payable                                                    74         6,602
                                                          ---------     ---------
          Total liabilities                                 114,413       101,548

Stockholders' equity:
     Common stock                                                 6             6
     Additional paid-in capital                              19,066        18,757
     Treasury stock                                            --              (6)
     Retained earnings                                        6,703        12,262
                                                          ---------     ---------
     Total stockholders' equity:                             25,775        31,019
                                                          ---------     ---------

     Total liabilities and stockholders' equity           $ 140,188     $ 132,567
                                                          ---------     ---------
                                                          ---------     ---------






            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               Three months ended          Nine months ended
                                                     June 30,                  June 30,
                                              -------------------------    ------------------------
                                                1999           1998            1999            1998
                                              ---------      ----------     ---------      ---------
Net sales                                     $ 174,573      $ 142,923      $ 478,478      $ 408,415
Internet subsidiary sales                         8,365            888         19,985            888
                                              ---------      ---------      ---------      ---------
     Total net sales                            182,938        143,811        498,463        409,303
                                              ---------      ---------      ---------      ---------
Cost of sales                                   161,478        129,501        441,593        368,809
Internet subsidiary cost of sales                 7,737            757         18,725            757
                                              ---------      ---------      ---------      ---------
     Total cost of sales                        169,215        130,258        460,318        369,566
     Gross profit                                13,723         13,553         38,145         39,737

Selling and marketing expenses                    9,275          8,547         27,104         25,302
General and administrative expenses               5,369          3,557         13,881          9,989
Non-recurring charges                              --             --            7,917           --
                                              ---------      ---------      ---------      ---------
     Operating income (loss)                       (921)         1,449        (10,757)         4,446
Interest expense                                    624            298          2,395          1,145
Gain on sale of securities                         --             --           (4,428)          --
Other income, net                                  (105)           (70)          (172)          (204)
                                              ---------      ---------      ---------      ---------
     Income (loss) before income taxes           (1,440)         1,221         (8,552)         3,505

Provision for income taxes                         (504)           501         (2,993)         1,437
                                              ---------      ---------      ---------      ---------
     Net income (loss)                        $    (936)     $     720      $  (5,559)     $   2,068
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
           Net income (loss) per share:
             Basic                            $   (0.16)     $    0.12      $   (0.94)          0.35
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
             Diluted                          $   (0.16)     $    0.12      $   (0.94)          0.34
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

     Weighted average shares outstanding:
             Basic                                5,935          5,898          5,931          5,867
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
             Diluted                              5,935          5,926          5,931          6,019
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------













            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                         Nine months ended
                                                             June 30,
                                                      ------------------------
                                                          1999          1998
                                                      -----------   ----------
Cash flows from operating activities:
  Net income (loss)                                    $ (5,559)     $  2,068
    Adjustments to reconcile net income (loss)
          to net cash used by operations:
    Depreciation and amortization                         2,262         1,322
    Loss on sale of property                              6,092          --
    Deferred compensation                                  --              21
    Allowance for inventory and doubtful accounts           467           599
    Net change in operating assets and
      liabilities                                         5,196       (14,294)
                                                       --------      --------
    Net cash provided by operating activities             8,458       (10,284)
                                                       --------      --------

Cash flows from investing activities:
 Proceeds on sale of property                             5,500
 Purchase of property and equipment                      (2,662)       (8,483)
                                                       --------      --------
     Net cash used by investing activities                2,838        (8,483)
                                                       --------      --------


Cash flows from financing activities:
 Net borrowings (payments) under lines of credit         (5,271)       14,092
 Proceeds from equipment financing                         --           3,500
 Payment on notes payable                                (7,083)         (280)
 Proceeds from sales of stock to employees                  315           384
                                                       --------      --------
     Net cash used by financing activities              (12,039)       17,696

                                                       --------      --------
DECREASE IN CASH                                       $   (743)     $ (1,071)
                                                       --------      --------
                                                       --------      --------

Supplemental disclosures of cash flow information:
 Interest paid                                         $  2,734      $  1,146
                                                       --------      --------
                                                       --------      --------
 Income taxes paid                                     $  2,212      $  1,591
                                                       --------      --------
                                                       --------      --------
Long-term debt acquired in purchase of plant                         $  4,000
                                                                     --------
                                                                     --------
Unrealized gain on equity holdings, net of taxes                     $  1,885
                                                                     --------
                                                                     --------



            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at June 30, 1999, and the unaudited condensed consolidated statements of income and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1998.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE



                                              Three Months Ended                                 Three Months Ended
                                                 June 30, 1999                                      June 30, 1998
                                    ------------------------------------------      ------------------------------------------
                                      Net Income                    EPS               Net Income                      EPS
                                        (Loss)       Shares        Amount               (Loss)         Shares        Amount
                                    ------------------------------------------      ------------------------------------------
Basic EPS                            $   (936)       5,935       $ (0.16)             $   720          5,898     $  0.12
   Common stock equivalents                --          --           --                   --               28          --
                                    ------------------------------------------      ------------------------------------------
Diluted EPS                          $   (936)       5,935       $ (0.16)             $   720          5,926     $ 0.12
                                    ------------------------------------------      ------------------------------------------
                                    ------------------------------------------      ------------------------------------------



                                              Nine Months Ended                             Nine Months Ended
                                                June 30, 1999                                 June 30, 1998
                                    ------------------------------------------      ------------------------------------------
                                      Net Income                    EPS               Net Income                      EPS
                                        (Loss)       Shares        Amount               (Loss)         Shares        Amount
                                    ------------------------------------------      ------------------------------------------
Basic EPS                            $ (5,559)       5,931       $ (0.94)              $2,068          5,867     $  0.35
   Common stock equivalents                --           --            --               --                152          --
                                    ------------------------------------------      ------------------------------------------
Diluted EPS                          $ (5,559)       5,931       $ (0.94)              $2,068          6,019     $  0.34
                                    ------------------------------------------      ------------------------------------------
                                    ------------------------------------------      ------------------------------------------




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

NOTE 4 - SEGMENT INFORMATION

The Company consists primarily of two business units (companies), En Pointe Technologies and Purchase Pointe, Inc., dba firstsource.com. Each of these companies has separate management teams, infrastructures and facilities.

En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with branch offices in major metropolitan areas along with electronic interfaces between En Pointe and its customers and vendors.

Firstsource.com focuses its efforts on the sale of technology products and other services primarily via the Internet to consumers and small to mid-sized businesses.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this report on Form 10-Q and in the Company's report on Form 10-K for the year ended September 30, 1998.

The tables below present information about reported segments for the three and nine month periods ended June 30, 1999 and 1998:



                                         EN POINTE
                                        TECHNOLOGIES            FIRSTSOURCE          TOTAL
                                        -------------         ----------------   ------------
THREE MONTHS ENDED JUNE 30, 1999
    Revenues                              $ 174,573           $   8,365           $ 182,938
    Gross Profit                          $  13,095           $     628           $  13,723
    Segment pretax profit (loss)          $     582           $  (2,022)          $  (1,440)
    Segment Assets                        $ 135,987           $   4,201           $ 140,188

THREE MONTHS ENDED JUNE 30, 1998
    Revenues                              $ 142,923           $     888           $ 143,811
    Gross Profit                          $  13,422           $     131           $  13,553
    Segment pretax profit (loss)          $   1,307           $     (86)          $   1,221
    Segment Assets                        $ 121,132           $   1,515           $ 122,647


NINE MONTHS ENDED JUNE 30, 1999
    Revenues                              $ 478,478           $  19,985           $ 498,463
    Gross Profit                          $  36,885           $   1,260           $  38,145
    Segment pretax profit (loss)          $  (4,651)          $  (3,901)          $  (8,552)

NINE MONTHS ENDED JUNE 30, 1998
    Revenues                              $ 408,415           $     888           $ 409,303
    Gross Profit                          $  39,606           $     131           $  39,737
    Segment pretax profit (loss)          $   3,591           $     (86)          $   3,505



NOTE 5 -- STOCK OPTIONS

In May 1999, the Company's subsidiary, Purchase Pointe, Inc. (firstsource.com), adopted a stock option plan which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the subsidiary. Firstsource.com issued a total of 3,494,500 options with a weighted average exercise price of $0.12. In issuing the options, firstsource.com recorded unearned deferred compensation of $11.7 million to be amortized over the vesting period of four years, of which $0.4 million expense was recognized in the current period.


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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:



                                         Three Months Ended      Nine Months Ended
                                               June 30,               June 30,
                                        --------------------   --------------------
                                           1999      1998        1999         1998
                                        ---------  ---------   ---------    -------
Net sales                                 100.0%      100.0%     100.0%      100.0%
Cost of sales                              92.5        90.6       92.3        90.3
                                        ---------  ---------   ---------    -------
     Gross profit                           7.5         9.4        7.7         9.7
Selling and marketing expenses              5.1         5.9        5.5         6.2
General and administrative expenses         2.9         2.5        2.8         2.4
Non-recurring charges                                   --         1.6         --
                                        ---------  ---------   ---------    -------
     Operating income                      (0.5)        1.0       (2.2)        1.1
Interest expense                            0.3         0.2        0.5         0.2
Gain on sale of securities               --          --            1.0      --
Other income, net                           0.0         0.0        0.0         0.0
                                        ---------  ---------   ---------    -------
     Income (loss) before taxes            (0.8)        0.8       (1.7)        0.9
Provision (credit) for income taxes        (0.3)        0.3       (0.6)        0.4
     Net income (loss)                     (0.5)%       0.5%      (1.1)%       0.5%
                                        ---------  ---------   ---------    -------
                                        ---------  ---------   ---------    -------



COMPARISON OF THE THIRD QUARTER AND NINE MONTHS ENDED JUNE 30, 1999 (FISCAL
1999) AND 1998 (FISCAL 1998)

    NET SALES. Net sales increased $39.1 million, or 27.2% to $182.9 million in the third quarter of fiscal 1999 from $143.8 million in fiscal 1998. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services.
Firstsource.com, an Internet business acquired in June of 1998, contributed $8.4 million (4.6%) for the quarter.

    Service revenues increased $3.5 million, or 102.9% to $6.9 million in the third quarter of fiscal 1999 from $3.4 million in the prior fiscal year quarter and were 3.8% of total net sales versus 2.4% in the prior fiscal year quarter. Sales under the IBM contract were $34.6 million and accounted for 18.9% of total net sales in the third quarter of fiscal 1999 compared with $30.1 million or 20.9% for the prior fiscal year quarter.

    Net sales compared to the second quarter of fiscal 1999 increased by $38.0 million or 26.2%, reversing the adverse sequential trend experienced in the second quarter's comparison with the first. As was stated in the prior quarter, it was not anticipated that the March quarter weakness was indicative of any significant change in trend in future sales growth for the Company.

    Net sales for the nine months increased $89.2 million, or 21.8% to $498.5 million from $409.3 million in the prior fiscal year quarter. Service revenues increased $8.2 million, or 95.3% to $16.8 million from $8.6 million in the prior fiscal year quarter. Sales under the IBM contract were $96.2 million and accounted for 19.3% of total net sales for the nine months of fiscal 1999 compared with $90.8 million or 22.2% of total net sales in the prior fiscal year period.

    GROSS PROFIT. Gross profit increased $0.1 million, or 1.3% to $13.7 million in the third quarter of fiscal 1999 as compared to $13.6 million in prior fiscal year quarter. As a percentage of net sales, gross profits declined to 7.5% from 9.4% in the prior fiscal year quarter, but declined only slightly compared with the 7.6% of the prior sequential quarter. Continuing industry pricing pressures contributed to the decline in gross margins. Countering this trend, Firstsource.com gross profit margins continued their improvement from 4.6% in the first quarter to 6.0% in the second and 7.5% in the current third quarter. For the nine month period, the gross profit percentage of net sales decline was a similar 7.7% versus 9.7% in the prior fiscal year quarter.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.8 million, or 8.5% to $9.3 million in the third quarter of fiscal 1999, from $8.5 million in prior fiscal year quarter, primarily as a result of increased net sales volume. As a percentage of net sales, however, selling and marketing decreased to 5.1% in 1999 from 5.9% in 1998.

    For the nine month period, selling and marketing expenses increased marginally by $1.8 million, or 7.1% to $27.1 million, from the $25.3 million of the prior fiscal period. However, as a percentage of net sales, selling and marketing expenses actually declined by 0.7%.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.8 million, or 51.0% to $5.4 million in the third quarter of fiscal 1999, from $3.6 million in the prior fiscal year quarter. Most of the increase, $1.5 million, was attributable to the build up of staff and other administrative functions at Firstsource.com, including $0.4 million of stock options expense for options granted by the subsidiary during the third quarter. As a percentage of net sales, general and administrative expenses increased to 2.9% from 2.5% in the prior year fiscal quarter but declined from the 3.2% in the prior sequential quarter. Firstsource.com itself experienced general and administrative expenses that were 19.4% of their net sales. Exclusive of the internet subsidiary, general and administrative expenses as a percentage of net sales actually declined to 2.1% for the third quarter of fiscal 1999.

    For the nine month period, general and administrative expenses increased $3.9 million, or 39.0% to $13.9 million, from $10.0 million in the prior fiscal period. As a percentage of net sales, general and administrative expenses increased to 2.8% from 2.4% in the prior fiscal period.

    NON-RECURRING CHARGES. Two items, a provision for litigation expense of $1.7 million and a reserve for loss on sale of property of $6.2 million make up the balance of the nine month period non-recurring charges. See Part II, Item 1, Legal Proceedings, for a description of the legal actions that comprise the basis for the $1.7 million accrual. The reserve for loss on sale of property was specific to the Ontario configuration facility which was sold and subsequently leased back. The loss was based on real property and equipment with a net book value of $11.0 million, selling expenses of $0.4 million, and the expensing of previously capitalized interest costs related to construction of $0.3 million, less proceeds on sale of $5.5 million.

    OPERATING INCOME. Operating income decreased $2.3 million, to a $.9 million loss in the third quarter of fiscal 1999 from $1.4 million of income in prior fiscal year quarter. The decrease was primarily a result of declining gross profit margins which were insufficient to cover the increase in operating expenses resulting from the increase in sales volume. Operating income, as a percent of net sales, declined to a negative 0.5% in the third fiscal quarter of 1999 from a positive 1.0% in the 1998 fiscal quarter.

     Similarly operating income for the nine month period decreased $14.8 million, to a $10.4 million loss from $4.4 million of income in the prior fiscal period.

    INTEREST EXPENSE. Interest expense increased $0.3 million, or 109.4% to $0.6 million in the third quarter of fiscal 1999 from $0.3 million in the prior fiscal year quarter. Additional interest of $0.1 million related to Ontario facility and equipment debt that was not present in the prior year's quarter. The remainder represented interest incurred on increased borrowing under the Company's lines of credit which was used for accounts receivable financing, property and equipment financing and general working capital purposes.

     Interest expense for the nine month period increased $1.3 million, or 109.2% to $2.4 million from $1.1 million in the prior fiscal period.

    GAIN ON SALE OF SECURITIES. The nine month year-to-date $4.4 million gain on sale of securities was from the sale of Shopping.com stock and related warrants. Net sale proceeds were $5.0 million on $0.6 million of costs (net of $.2 million write down for other than temporary impairment of value at September 30, 1998).

    NET INCOME (LOSS). Net income decreased $1.6 million, to a net loss of $0.9 million in the third quarter of fiscal 1999 from $0.7 million net income in the prior fiscal year quarter. The decrease in the third quarter of fiscal 1999 was primarily a result of a $2.5 million increase in operating expenses without margin growth to support the increase. Firstsource.com was responsible for the $0.9 million consolidated net loss with their $2.0 million net loss for the quarter. Exclusive of the Firstsource.com net loss, the Company had net income of $1.1 million.

   Net income for the nine month period decreased $7.7 million, to a $5.6 million net loss from $2.1 million net income in the prior fiscal period. Firstsource.com contributed $3.9 million of the $5.6 million loss for the nine month period. Another $3.5 million of the loss was from the sale and leaseback of the Ontario facility of $7.9 million less a $4.4 million gain on the disposal of marketable securities in Shopping.com.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended June 30, 1999 operating activities provided cash totaling $8.5 million compared to $10.3 million cash used in the prior fiscal year period. The largest increase in cash when converting from the net loss reported on the financial statements to the cash provided from operating activities was from the $6.1 million loss on the sale of the Ontario facility. The loss was first recognized in the March 31, 1999 quarter when a reserve of $6.2 million was set up. The actual loss recognized was slightly lower due the retention of the property resulting in additional depreciation that lowered the cost basis of the asset.

    The Company's accounts receivable balance at June 30, 1999 and September 30, 1998, was $116.2 million and $102.0 million, respectively. The number of days' sales outstanding in accounts receivable decreased to 58 days from 66 days, as of June 30, 1999 and September 30, 1998, respectively.

    Investing activities provided cash of $2.8 million during the nine months ended June 30, 1999 compared with cash used of $8.5 million in the prior year fiscal period. Proceeds of $5.5 million resulting from the sale of the Ontario facility was responsible for the cash provided from investing activities. Computer equipment and software accounted for most of the $2.7 million in purchases of property and equipment.

    Financing activities used net cash totaling $12.0 million during the nine months ended June 30, 1999, of which $5.3 million was attributable to net payments under the Company's lines of credit. Another $7.1 million was from the payoff of debt related to the real estate and personal property when the Ontario facility was sold.

   As of June 30, 1999, the Company had approximately $2.7 million in cash, including $0.1 million in restricted cash, and working capital of $19.5 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including an $87.0 million line with IBMCC. As of June 30, 1999, such lines of credit provided for maximum aggregate borrowings of approximately $128.0 million, of which approximately $74.3 million was outstanding.

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver for non-compliance with certain IBMCC loan covenants at June 30, 1999.

    The Firstsource.com acquisition made in June of 1998 was the Company's entry into the rapid growth Internet sales arena. Typical of Internet sales operations, Firstsource.com for the nine months ended June 30, 1999 has realized a pre-tax loss of $3.9 million on sales of $20.0 million. With the significant investment required to fully launch Firstsource.com before it can reach a break-even point, the Company believed that additional financing was necessary and in July 1999 completed a $9.3 million private placement. The Company is continuing to pursue other options to raise additional capital for the fledgling subsidiary.


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

    It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier or customer for its equipment or supplies or sales in the Year 2000; it has contacted its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company. All main suppliers have indicated that they are Year 2000 compliant. In addition the Company deals with thousands of secondary suppliers and there can be no assurance that they will be Year 2000 compliant as checking on each would be a time-consuming and expensive proposition; however, it is believed that no single supplier could have a material negative effect on the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are various claims and legal actions pending against the Company. On March 23, 1999, in Los Angeles County (California) Superior Court Case No. BC 170234 the jury returned a verdict in favor of the plaintiffs and against the Company and its CEO, Bob Din, finding that they should pay $50,000 in contract damages, plus $375,000 in tort damages to plaintiffs. The contract damages verdict carries with it rights to claim an as-yet undetermined amount of reasonable attorneys' fees. On April 2, 1999, the jury found that defendants should pay $1 million in punitive damages to plaintiffs. An additional $300,000 has been accrued for contingencies related to the action. A judgment has been entered; post-trial motions, including a filed motion to set aside verdicts, may or may not result in a final judgment different from the verdicts. The Company and Mr. Din are currently considering whether to appeal the determinations of the Court once post-trial motions are heard and determined. In the opinion of management, the outcome of other claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations. Other than as noted there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits


             Exhibit
             Number               Description
             ------               -----------

             10.17 Private Placement Memorandum for a minimum of 1,200,000 shares and a maximum of 3,000,000 shares of Purchase
                         Pointe, Inc. (dba firstsource.com) at $3.50 per share.

                27       Financial Data Schedule for the quarter ended June 30,
                         1999


          b.   On April 21, 1999 the Company filed Form 8-K, announcing under
               Item 2, Disposition of Assets, that all of its stock and warrants in Shopping.com were sold for a total gain of $4,427,783. In the same Form 8-K, under Item 5, Other Events, the Company also announced that a jury on March 23, 1999 in Los Angeles Superior Court Case Number BC170234, had returned a verdict in favor of the plaintiffs and against the Company and Bob Din finding that they should pay $50,000 in contract damages plus $375,000 in tort damages. On April 2, 1999 the jury found the defendants should pay $1 million in punitive damages to the plaintiffs.

               On May 10, 1999 the Company filed another Form 8-K, announcing its intent to seek funding for a private placement of securities for between $5.1 million to $20.4 million in its then currently wholly-owned internet subsidiary, Purchase Pointe, Inc., dba firstsource.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EN POINTE TECHNOLOGIES, INC.
                                      ----------------------------
                                              (REGISTRANT)



Date:  August 13, 1999                 By:          /s/ Javed Latif
                                          -------------------------------------
                                           Javed Latif, Chief Financial Officer