Form 10-Q/A
period 1999-03-31
EN POINTE TECHNOLOGIES INC
filed 1999-11-08
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-Q/A



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

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                                    March 31,         September 30,
                                                                                      1999                1998
                                                                                    ---------           ---------
                                                                                   (Unaudited)
                                                    ASSETS:
Current assets:
     Cash                                                                           $   2,850           $   3,365
     Restricted cash                                                                    1,451               1,999
     Accounts receivable, net                                                          87,636             101,956
     Inventories                                                                        5,529               7,009
     Recoverable income taxes                                                           3,220                --
     Prepaid expenses and other current assets                                            571                 448
                                                                                    ---------           ---------
         Total current assets                                                         101,257             114,777

Property and equipment, net of depreciation                                            15,633              16,113
     Reserve for loss on impairment of configuration facility                          (5,581)               --
                                                                                    ---------           ---------
        Property and equipment, net                                                    10,052              16,113

Other assets                                                                              643               1,677
                                                                                    ---------           ---------
          Total assets                                                              $ 111,952           $ 132,567
                                                                                    ---------           ---------
                                                                                    ---------           ---------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Borrowings under lines of credit                                               $  61,412           $  79,598
     Accounts payable                                                                   7,105               8,838
     Accrued liabilities                                                                7,234               5,015
     Other current liabilities                                                          2,572                 564
     Current portion of notes payable                                                     846                 790
     Deferred taxes                                                                       141                 141
                                                                                    ---------           ---------
          Total current liabilities                                                    79,310              94,946

Notes payable                                                                           6,117               6,602
                                                                                    ---------           ---------
          Total liabilities                                                            85,427             101,548

Stockholders' equity:
     Common stock                                                                           6                   6
     Additional paid-in capital                                                        18,880              18,757
     Treasury stock                                                                      --                    (6)
     Retained earnings                                                                  7,639              12,262
                                                                                    ---------           ---------
     Total stockholders' equity:                                                       26,525              31,019
                                                                                    ---------           ---------
                                                                                    ---------           ---------
     Total liabilities and stockholders' equity                                     $ 111,952           $ 132,567
                                                                                    ---------           ---------
                                                                                    ---------           ---------


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






            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                             Six months ended
                                                                 March 31,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
Cash flows from operating activities:
  Net income (loss)                                       $ (4,623)      $  1,348
    Adjustments to reconcile net income (loss)
          to net cash used by operations:
    Depreciation and amortization                            1,447            777
    Reserve for loss on impairment of property               6,192           --
    Deferred compensation                                     --               22
    Allowance for inventory and doubtful accounts               26            180
    Net change in operating assets and
      liabilities                                           15,855          6,165
                                                          --------       --------
    Net cash provided by operating activities               18,897          8,492
                                                          --------       --------
Cash flows from investing activities:
 Purchase of property and equipment                           (926)        (5,919)
                                                          --------       --------
     Net cash used by investing activities                    (926)        (5,919)
                                                          --------       --------
Cash flows from financing activities:
 Net borrowings (payments) under lines of credit           (18,186)        (2,802)
 Payment on notes payable                                     (429)          (164)
 Proceeds from sales of stock to employees                     129            329
                                                          --------       --------
     Net cash used by financing activities                 (18,486)        (2,637)
                                                          --------       --------
Decrease in cash                                          $   (515)      $    (64)
                                                          --------       --------
                                                          --------       --------
Supplemental disclosures of cash flow information:
 Interest paid                                            $  1,255       $    419
                                                          --------       --------
                                                          --------       --------
 Income taxes paid                                        $  2,212       $  1,584
                                                          --------       --------
                                                          --------       --------
Long-term debt acquired in purchase of plant                             $  4,000
                                                                         --------
                                                                         --------
Unrealized gain on equity holdings, net of taxes                         $  1,621
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


NOTE 5 - LEGAL CONTINGENCIES

The Company is involved with various claims and litigation in the normal course of business. On the advice of counsel, and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position, results of operations and cash flows of the Company except as described below.

The Company was named, along with CEO, Bob Din, as a defendant in a lawsuit filed on April 29, 1997 in Los Angeles County (California) Superior Court Case No. BC 170234, captioned Novaquest Infosystems, et al v. En Pointe Technologies, Inc. et al. The complaint alleges that the Company and Bob Din knowingly accepted trade secret information owned by the Plaintiffs and furthermore alleges that the Company interfered with the Plaintiffs' prospective economic advantage.

On March 23, 1999, the jury returned a verdict in favor of the Plaintiffs and against the Company and its CEO, Bob Din, finding that they should pay $50,000 in contract damages, plus $375,000 in tort damages to plaintiffs.
The contract damages verdict carries with it rights to claim an as-yet undetermined amount of reasonable attorneys' fees. On April 2, 1999, the jury found that defendants should pay $1 million in punitive damages to plaintiffs. Accordingly, during the quarter ended March 31, 1999, the Company recorded a reserve for litigation expense of $1,725,000, which included $50,000 for contract damages, $375,000 for tort damages, $1,000,000 for punitive damages and $300,000 for the estimated costs and attorneys' fees which might be awarded to the plaintiffs.

A final judgement has not yet been entered; contemplated post-trial motions may or may not result in a final judgement different from the verdicts. The Company and Mr. Din are currently considering whether to appeal the determination of the Court once a final judgement has been entered.

Other than as noted above, there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

    NON-RECURRING CHARGES. Two items, a provision for litigation expense of $1.7 million and a reserve for loss on impairment of property of $6.2 million make up the balance of the non-recurring charges. See Note 5, for a description of the legal actions that comprise the basis for the $1.7 million accrual. The reserve for loss on impairment of property is specific to the Ontario configuration facility which is in the process of being sold and will be subsequently leased back. The loss is based on real property and equipment with a net book value of $11.0 million, selling expenses of $0.4 million, and the expensing of previously capitalized interest costs related to construction of $0.3 million, less estimated proceeds on sale of $5.5 million.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            There are various claims and legal actions pending against the Company. On March 23, 1999, in Los Angeles County (California) Superior Court Case No. BC 170234 the jury returned a verdict in favor of the plaintiffs and against the Company and its CEO, Bob Din, finding that they should pay $50,000 in contract damages, plus $375,000 in tort damages to plaintiffs. The contract damages verdict carries with it rights to claim an as-yet undetermined amount of reasonable attorneys' fees. On April 2, 1999, the jury found that defendants should pay $1 million in punitive damages to plaintiffs. An additional $300,000 has been accrued for estimated costs and legal fees which may be awarded to the plaintiffs. A final judgment has not yet been entered; contemplated post-trial motions may or may not result in a final judgment different from the verdicts. The Company and Mr. Din are currently considering whether to appeal the determination of the Court once a final judgment has been entered. In the opinion of management, the outcome of other claims and litigation will not have a material adverse effect upon the Company's financial position or results of operations. Other than as noted there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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


                            En Pointe Technologies, Inc.
                            ----------------------------
                                    (REGISTRANT)



Date:  November 8, 1999                 By:          /s/ Javed Latif
                                           ------------------------------------
                                           Javed Latif, Chief Financial Officer