Form 10-Q/A
period 1999-06-30
EN POINTE TECHNOLOGIES INC
filed 1999-11-10
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-Q/A



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

INDEX

EN POINTE TECHNOLOGIES, INC.




PART I      FINANCIAL INFORMATION                                                                                          Page
------      ---------------------                                                                                          ----
Item 1      Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 1999 and September 30, 1998                                    3

            Condensed Consolidated Statements of Operations - Three and nine months ended June 30, 1999 and 1998            4

            Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 1999 and 1998                      5

            Notes to Condensed Consolidated Financial Statements - June 30, 1999                                            6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                          10

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                                                              15

Item 6      Exhibits and Reports on Form 8-K                                                                               15

SIGNATURES                                                                                                                 16


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                           June 30,    September 30,
                                                             1999           1998
                                                        -------------  -------------
                                                         (Unaudited)
                                ASSETS:
Current assets:
     Cash                                                 $   2,622     $   3,365
     Restricted cash                                            120         1,999
     Accounts receivable, net                               116,175       101,956
     Inventories                                             10,620         7,009
     Recoverable income taxes                                 3,698          --
     Prepaid expenses and other current assets                  583           448
                                                          ---------     ---------
         Total current assets                               133,818       114,777

Property and equipment, net                                  11,168        16,113

Other assets                                                    644         1,677
                                                          ---------     ---------
          Total assets                                    $ 145,630     $ 132,567
                                                          ---------     ---------
                                                          ---------     ---------


                LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                     $  74,327     $  79,598
     Accounts payable                                        24,539         8,838
     Accrued liabilities                                      9,165         5,015
     Other current liabilities                                5,931           564
     Current portion of notes payable                           236           790
     Deferred taxes                                             141           141
                                                          ---------     ---------
          Total current liabilities                         114,339        94,946

Notes payable and other                                       5,516         6,602
                                                          ---------     ---------
          Total liabilities                                 119,855       101,548

Stockholders' equity:
     Common stock                                                 6             6
     Additional paid-in capital                              19,066        18,757
     Treasury stock                                            --              (6)
     Retained earnings                                        6,703        12,262
                                                          ---------     ---------
     Total stockholders' equity:                             25,775        31,019
                                                          ---------     ---------

     Total liabilities and stockholders' equity           $ 145,630     $ 132,567
                                                          ---------     ---------
                                                          ---------     ---------






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













            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                         Nine months ended
                                                             June 30,
                                                      ------------------------
                                                          1999          1998
                                                      -----------   ----------
Cash flows from operating activities:
  Net income (loss)                                    $ (5,559)     $  2,068
    Adjustments to reconcile net income (loss)
          to net cash used by operations:
    Depreciation and amortization                         2,262         1,322
    Impairment loss -- Ontario facility                   6,092          --
    Deferred compensation                                  --              21
    Allowance for inventory and doubtful accounts           467           599
    Net change in operating assets and
      liabilities                                         5,196       (14,294)
                                                       --------      --------
    Net cash provided by operating activities             8,458       (10,284)
                                                       --------      --------

Cash flows from investing activities:
 Proceeds on sale of property                             5,500
 Purchase of property and equipment                      (2,662)       (8,483)
                                                       --------      --------
     Net cash used by investing activities                2,838        (8,483)
                                                       --------      --------


Cash flows from financing activities:
 Net borrowings (payments) under lines of credit         (5,271)       14,092
 Proceeds from equipment financing                         --           3,500
 Payment on notes payable                                (7,083)         (280)
 Proceeds from sales of stock to employees                  315           384
                                                       --------      --------
     Net cash used by financing activities              (12,039)       17,696

                                                       --------      --------
DECREASE IN CASH                                       $   (743)     $ (1,071)
                                                       --------      --------
                                                       --------      --------

Supplemental disclosures of cash flow information:
 Interest paid                                         $  2,734      $  1,146
                                                       --------      --------
                                                       --------      --------
 Income taxes paid                                     $  2,212      $  1,591
                                                       --------      --------
                                                       --------      --------
Long-term debt acquired in purchase of plant                         $  4,000
                                                                     --------
                                                                     --------
Unrealized gain on equity holdings, net of taxes                     $  1,885
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

NOTE 6 --  LEGAL CONTINGENCIES

The Company is involved with various claims and litigation in the normal course of business. On the advice of counsel, and in the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial position, results of operations and cash flows of the Company except as described below.

The Company was named, along with CEO, Bob Din, as a defendant in a lawsuit filed on April 29, 1997 in Los Angeles County (California) Superior Court as Case No. BC 170234, captioned Novaquest Infosystems, et al v. En Pointe Technologies, Inc. et al. The lawsuit alleged that the Company knowingly accepted trade secret information and interfered with the Plaintiffs' prospective economic advantage in tort, and that these actions also constituted breach of a prior contract. Plaintiffs' trade secret claim was dropped on the eve of trial. The remaining claims were tried to a jury.

On March 23, 1999, the jury arrived at verdicts awarding $50,000 for the breach of contract claim and $375,000 for the intentional interference with plaintiffs' prospective economic advantage tort claim. On April 2, 1999, the jury arrived at a verdict awarding $1,000,000 in punitive damages on the tort claim. After various post-trial motions, Judgement on the above verdicts was entered on June 15, 1999.

Because Plaintiffs prevailed on their contract claim, they are entitled to seek the court (not a jury) to award them their "reasonable attorney's fees" incurred in enforcing that contract and receiving a verdict of $50,000 on the contract. Plaintiffs are not entitled to attorney's fees incurred in enforcing their tort claim or in obtaining the punitive damages award. Plaintiffs are entitled to seek recovery of the "costs" (as defined in California Code of Civil Procedure section 1033.5; e.g. filing fees, deposition costs, etc.) on claims on which they prevailed. After the Judgement was entered on June 15, 1999, Plaintiffs, on June 29, 1999, served their request for the court to award them approximately $100,000 in "costs" and approximately $1,800,000 in attorney's fees, to which the Company has timely objected. Because one of the factors required to be considered by the court in awarding reasonable attorney's fees is the amount of the recovery, the Company does not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000.

The Company is permitted to seek "costs" from Plaintiffs on claims on which the Company prevailed (i.e. the dropped trade secret claim noted above). On September 10, 1999, the Company filed its request for "costs" of approximately $51,000 against Plaintiffs. Additionally, because the dropped claim was a trade secret claim, the Company has the right to seek the attorney's fees it incurred relating to the dropped claim from Plaintiffs; this statutory claim is in the discretion of the court. The time for the Company to file its attorney's fees claim against plaintiffs has not yet run.

For the quarter ended March 31, 1999, the Company recorded a reserve for litigation expense of $1,725,000, which included $50,000 for contract damages, $375,000 for tort damages, $1,000,000 for punitive damages and $300,000 as an estimate of costs and attorneys' fees which might be awarded to Plaintiffs.

The Company believes that the accrual made at March 31, 1999 remains a reasonable estimate for the loss incurred with respect to this matter.

Other than as noted above, there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE 7 -- SALE-LEASEBACK

On June 24, 1999, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent is $544,320 the first year with 3% increases in each of the following 15 years. The terms of the lease permit the Company to terminate the lease, at no cost nor penalty, at the end of the seventh and tenth year.

The Company currently occupies approximately 55% of the facility and originally planned to sublease the remaining space. However, under SFAS No. 98 "Accounting for Leases", subleasing space in excess of 10% is considered retaining a financial interest in the property and requires that the property remain on the financial statements. The balance sheet has thus been restated for the quarter ended June 30, 1999 to restate the property at its estimated fair value ($5.4 million) and related liability until the lease qualifies as a "normal leaseback" under SFAS No. 98. Management is attempting to restructure the lease so that the Company no longer has a financial interest in the property, but there can be no assurance that the restructuring will be successful.

The lease is being accounted for under SFAS No. 98, as a financing lease. The aggregate non-cancellable and annual future minimum lease payments for the term up to which the Company may terminate the lease for the Ontario facility are as follows:

                                             Minimum
                                          Lease Payments
Year                                      (In Thousands)
----                                      --------------
2000                                         $  544
2001                                            561
2002                                            577
2003                                            595
2004                                            613
2005 through 2006                             1,281
                                             ------
Total                                        $4,171
                                             ======

During the three months ended March 31, 1999, the Company, in accordance with SFAS 121, recognized a charge for impairment relating to the Ontario facility of approximately $6.2 million. The $6.2 million impairment loss was based on a $5.5 million estimated sale price less $11.1 million of carrying costs, less estimated selling expenses of $.2 million, less capitalized interest and loan fees of $.4 million. Approximately 73% of the impairment loss related to the property decline pertained to the special purpose improvements, with the balance applicable to personal property, including warehouse and computer equipment.

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

    NON-RECURRING CHARGES. Two items, a provision for litigation expense of $1.7 million and an impairment loss of $6.2 million make up the balance of the nine month period non-recurring charges. See Note 6, for a description of the legal actions that comprise the basis for the $1.7 million accrual. The impairment loss was specific to the Ontario configuration facility which was sold and subsequently leased back (see Note 7 above). The impairment loss was based on real property and equipment with a net book value of $11.0 million, selling expenses of $0.4 million, and the expensing of previously capitalized interest costs related to construction of $0.3 million, less proceeds on sale of $5.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended June 30, 1999 operating activities provided cash totaling $8.5 million compared to $10.3 million cash used in the prior fiscal year period. The largest increase in cash when converting from the net loss reported on the financial statements to the cash provided from operating activities was from the $6.1 million impairment loss related to the Ontario facility. The impairment loss was first recognized in the March 31, 1999 quarter when a reserve of $6.2 million was established.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See Note 6 -- Legal Contingencies, for an explanation of all current claims and legal actions.


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


                                      EN POINTE TECHNOLOGIES, INC.
                                      ----------------------------
                                              (REGISTRANT)



Date:  November 10, 1999              By:          /s/ Javed Latif
                                          -------------------------------------
                                           Javed Latif, Chief Financial Officer