Form 10-K
period 1999-09-30
EN POINTE TECHNOLOGIES INC
filed 2000-01-13
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                    FORM 10-K

    /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the Fiscal Year ended September 30, 1999

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

      YES X     NO
         ---       ---

- Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     / /


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of January 6, 2000, was approximately $137,367,996.

The number of outstanding shares of the Registrant's Common Stock as of January 6, 2000 was 6,171,040.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2000):

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

References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe Technologies, Inc. and its subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc. and firstsource.com, Inc.. The following En Pointe Technologies trademarks are mentioned or referred to in this Annual
Report: En Pointe Technologies-Registered Trademark- and the Building Blocks design-Registered Trademark- are registered trademarks of the Company, and ReqBuilder-TM-, Traconnect-TM-, EPIC III-TM-, SupplyAccess-TM- and Firstsource.com-TM- are trademarks of the Company.

                         EN POINTE TECHNOLOGIES, INC.

                                 FORM 10-K

                        YEAR ENDED SEPTEMBER 30, 1999

                              TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.       Business...............................................................................      1
Item 2        Properties.............................................................................     25
Item 3        Legal Proceedings......................................................................     27
Item 4        Submission of Matters to a Vote of Security Holders....................................     28

PART II

Item 5        Market for the Registrant's Common Stock and Related Stockholder Matters...............     29
Item 6        Selected Financial Data................................................................     29
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations..     30
Item 7a       Quantative and Qualitive Disclosures About Market Risk.................................     39
Item 8        Financial Statements and Supplementary Data............................................     40
Item 9        Disagreements on Accounting and Financial Disclosures..................................     40

PART III

Item 10       Directors and Executive Officers of the Registrant.....................................     41
Item 11       Executive Compensation.................................................................     41
Item 12       Security Ownership of Certain Beneficial Owners and Management.........................     41
Item 13       Certain Relationships and Transactions.................................................     41

PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K........................     42

SIGNATURES
              Chief Executive Officer, Chief Financial Officer, and Directors........................   F-25

                                   PART I

ITEM 1. BUSINESS

         En Pointe Technologies, Inc. ("En Pointe" or the "Company") is a national provider of information technology products and value-added services to large and medium sized companies and government entities. In addition to seeking efficiencies and growth in its traditional large-enterprise focused core business, En Pointe has recently devoted resources to two main areas, the development of its professional services infrastructure, and the enhancement of its business systems so as to continue to be in the forefront of industry e-commerce capability.

         Thus, revenue from service related activities increased by 74% over the prior fiscal year to $23 million in fiscal 1999. The Company's firstsource.com subsidiary, which sells information technology and related business products and seeks to become a leading Internet supply source for small-to-medium-sized businesses and others, achieved fourth quarter 1999 revenues of $10 million, an increase of 121% over the same period in fiscal 1998. As is currently the case with most new Internet-based companies, firstsource.com's losses have also increased from $ 235,000 for the four-month period from commencement of operations through September 30, 1998 to $ 17.4 million, without minority interest elimination (or $13.7 million net of minority interest elimination), for the year ended September 30, 1999. During fiscal 1999, firstsource.com also completed a private placement of $9.3 million of its common stock.

         The Company has deployed in its traditional large-enterprise focused core business, effective October of 1999, a newly implemented "business-to-business" electronic commerce process. The Company's proprietary SupplyAccess(TM) application integrate the Company's new non-proprietary software: a customized SAP-based integrated business system linked with Microsoft Site Server. The Company's proprietary SupplyAccess(TM) e-procurement workflow applications are electronically linked to the extensive warehousing, purchasing and distribution functions of the allied national distributors of information technology products. The Company's new integrated e-commerce information-technology architecture enhances its capacity in maintaining effective online communication links with its sales representatives, selected distributors and certain customers. These links also enhance the Company's capacity to continue to provide customers automated direct access to an extensive range of products at competitive prices, without assuming the risks and costs associated with maintaining significant product inventories. The Company has recently formed a new subsidiary, SupplyAccess, Inc., to continue the maintenance and enhancement of these systems, and to offer some of the benefits of these systems to third parties. A private placement of the capital stock of this subsidiary is currently in process; there can be no assurance, however, that the private placement will be successfully completed.

INDUSTRY OVERVIEW

         The markets for information technology products and services are expected to continue to experience significant growth over the next few years. According to DataQuest Inc. ("DataQuest"), a leading industry market research firm, the U.S. market for personal computers is expected to increase from $79 billion in 1998 to $103 billion in 2001, a compound annual growth rate of 9%. The Company believes that the leading factors driving the growth in these markets are the continued transition to distributed computing technologies such as client/server, increased networking of personal computers into local area networks ("LANs") and wide area networks ("WANs"), increased use of the Internet and growing use of intranets in corporate environments.

         Significant price competition and abbreviated product lifecycles have forced information technology product manufacturers to pursue lower cost manufacturing, assembly and distribution strategies. Additionally, certain product manufacturers have elected to outsource the related integration, installation and maintenance of their products to third party providers. The initial beneficiaries of this trend were wholesale distributors, who stocked the products of multiple vendors, and corporate resellers. They were able to serve the needs of corporate end users who required diverse brands of products and related information technology services.

         Several changes in the marketplace initially resulted from manufacturers' utilization of the information technology distribution channel and their continued efforts to improve their cost structure. First, the wholesale distributor and reseller markets experienced consolidations. The high fixed costs associated with maintaining multiple warehouses and adequate inventory, and the shift by manufacturers from exclusive distribution partners to "open sourcing" forced a number of companies to align their businesses with financially stronger partners. Second, the significant working capital required to carry large in-stock product inventories, and the reductions in inventory price protection and free financing by manufacturers, have caused many resellers to adjust their current business models. Due to the working capital requirements and risk related to stocking inventories, many corporate distributors and resellers often have neither the quantities nor the range of products to fill customer demands. Third, several product manufacturers have capitalized on their demand-driven operating model and direct selling efforts to capture market share from other manufacturers and corporate resellers.

         In response to these changing market dynamics, En Pointe believes the information technology product industry, and particularly corporate resellers, will increasingly rely on electronic commerce to procure and deliver products and services efficiently. The Company believes the ability to quickly access product information, order and track products electronically, as well as to transact business over the Internet will provide a competitive advantage for corporate resellers. Additionally, the Company believes the ability of resellers to integrate electronically with end users and to provide seamless e-procurement workflow application access for product specifications, pricing, availability and order tracking will enhance customer relationships and improve customer retention.

         The decision-making process that confronts organizations when planning, selecting and implementing information technology solutions is growing more complex. Organizations must select from numerous product options that have shorter lifecycles. Organizations are continually faced with technology obsolescence and must design new networks, upgrade and migrate to new systems. According to The Gartner Group, an information technology research firm, the total cost of ownership of a personal computer over its lifetime may be as much as five times the initial capital expense.
As a result, corporate resellers are attempting to capitalize on their customer relationships, initially developed through product procurement, in order to provide related value-added services. These may include installation, pre- and post-sale technical support, integration and maintenance services, as well as higher-end service offerings, such as network and asset management, consulting and application development.

         Some manufacturers are switching to a business model that establishes direct relationships with end user customers, bypassing distribution networks and the reseller channel. This is being done to compete with Dell Computer Corporation ("Dell"), and other similar organizations. Other manufacturers have cut down on their distribution networks; one, Compaq Computer Corporation ("Compaq") has both cut down its external distribution network and announced the acquisition of the distribution and configuration portions of one of the largest U.S. distributors; all these factors have forced many of En Pointe's competitors to attempt to re-engineer their business models to something closer to En Pointe's virtual inventory electronic clearinghouse business model.

         While manufacturers may, in fact, move to a direct model, the history of the computer channel is that customers not only want, but demand, a multi-vendor environment.

THE EN POINTE BUSINESS MODEL

         En Pointe's growth since its inception is attributable to its pioneering e-commerce business model. The model has been developed and enhanced over time, although its core concepts remain. The model's essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the leveraging of its virtual inventory model and its allied distributor relationships. The Company's newly-implemented proprietary SupplyAccess(TM) application enhances the model by integrating the Company's new non-proprietary software, a customized SAP-based integrated business system linked with Microsoft Site Server, with the Company's e-procurement workflow applications. The Company's new integrated e-commerce information-technology architecture enhances the Company's capacity in maintaining effective online communication links with its sales representatives, selected distributors and certain customers.

         The Company seeks to maintain a low-cost overhead structure through the automation of many of its management and operating functions. Effective October of 1999, the Company enhanced most of its information systems, as noted above, in order to better monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative, sales office and customer levels. Additionally, the Company has more-tightly integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. The Company believes that these enhancements will allow it to operate more efficiently and to provide its customers with competitive pricing and quality service.

         An integral component of the Company's business model is its ability to access an extensive virtual inventory of information technology products stocked by a number of distributors through its integrated supply chain information systems. This highly-scalable fusion of a leading back-end business system with a pre-eminent Internet commerce server application and the Company's own workflow applications, makes product pricing and availability data available to the Company's sales representatives and a fast-growing set of direct customers, downloaded on a daily basis, from several large distributors including Ingram Micro Inc. ("Ingram Micro"), InaCom Corporation ("InaCom"), Pinacor, Inc. ("Pinacor"), Synnex Information Technologies, Inc. ("Synnex") and Tech Data Corporation ("Tech Data") (collectively, the "allied distributors"). The data provided by the Company's customized information systems allows its sales representatives to design each customer's order according to the particular needs of that customer. If obtaining the best price for a particular product is the customer's primary objective, the Company's information systems allow the sales representative to identify which of the allied distributors can supply the desired product at the best price. If immediate availability of products is the primary objective, then the Company's information systems can indicate the availability of products from various allied distributors at different warehouse locations across the country, and the order can be placed at the location that can deliver the desired products in the shortest time possible. Furthermore, the Company's enhanced information systems allow customers to place a single order that may include a number of different products from multiple manufacturers or distributors. Each product ordered might ship overnight to a desired integration center or directly to the customer's location for delivery to the end user. The Company's systems can therefore reduce the number of unfulfilled customer orders and the need to back-order products. One of the most important features of the Company's new business system is a customized feature which allows the Company's sales representatives to consolidate real time availability from its allied distributors to achieve a higher fill rate on every order. Additionally, the Intelligent Purchasing feature of the software allows the Company's purchasing department to place multiple line-item orders automatically from a single source at the lowest possible price, maximizing not only fill rate but also profitability on each order.

         The third element of the Company's business model is to reduce its working capital requirements by leveraging its virtual inventory model and utilizing the extensive warehousing, purchasing and distribution functions of its allied distributors. Since inception, the Company has been an innovator in using the drop shipping capabilities of its distributors to avoid many of the costs and risks associated with maintaining inventory, which also enables the Company to quickly adapt to changing market demands. As product proliferation has occurred, the Company's limited inventory model has given it a competitive advantage with respect to price and availability on a broad range of products without the costs and risks associated with carrying large amounts of physical inventory. The Company believes its business model allows it to continue to increase sales without a significant capital investment in inventory.

NEW CUSTOMIZED INTEGRATED E-COMMERCE BUSINESS SYSTEMS REPLACE ORIGINAL PROPRIETARY INFORMATION SYSTEMS

         The original development and function of the Company's proprietary information systems have been critical factors in its success. These information systems provided online access to the collective inventory and pricing information of the allied distributors for all of the Company's sales offices, as well as for certain customers. These information systems have been installed at the Company's sales offices and could also be installed, if desired, directly at a customer's facility. They have enabled the Company's sales representatives and customers to access product pricing and availability by manufacturer, part number or product description, and provide detailed product specifications for most major manufacturers. Customers could then directly enter orders online, check the status of their orders (including those being integrated by En Pointe at its Ontario, California facility), access prior orders and serial numbers by purchase order numbers, check on back-ordered products and verify FedEx and UPS tracking and shipping numbers. The Company's systems could also provide the customer with customized reports showing invoice, purchase order, price, ship-to address, serial numbers, dates and totals of the products purchased from the Company.

         In 1999, the Company evaluated its business information system needs with a view to maintaining the elements described above which have driven Company growth in such a short time. The Company developed a new EPIC III(TM) system and determined that the new EPIC III(TM) system was the most flexible and appropriate platform for the firstsource.com subsidiary in view of its target market and that markets needs and the adaptability and responsiveness of EPIC III(TM).

         However, in order to support and sustain En Pointe's growth, the Company determined that it needed systems that would:

- Scale to the increased number of transactions required for open-ended growth.

- Enhance integration of En Pointe's quote, order, purchase order, credit and inventory/distribution functional management systems with its accounting and financial reporting systems.

- Provide enhanced business processes, to streamline and better manage the interdependencies and communications between En Pointe's functional departments.

- Provide enhanced real-time customizable reporting capabilities to provide detailed snapshots of vital business statistics, to allow management to better understand key business fundamentals and to react accordingly in a timely fashion.

- Provide an enhanced platform architecture with which to link a sophisticated business-to-business e-procurement application so as to allow more customers to place orders electronically with En Pointe.

- Offer an enhanced electronic transaction interface to En Pointe's suppliers and customers, which would support not only existing robust EDI (Electronic Data Interchange) transaction activity, but also newer XML-based transaction exchange, and ERP to ERP (Enterprise Resource Planning) integration capability, so as to seek to maintain the Company as a leader in the business-to-business e-commerce marketplace.

- Provide a practical and cost-effective system that would support future business initiatives in Europe and Asia.

         The Company created an investigative committee to evaluate its systems and to examine alternatives. After analysis and evaluation, the Company determined to change the parent company systems so as to integrate its proprietary applications with non-proprietary systems. The Company chose for its non-proprietary systems, SAP's R/3 and Microsoft's Site Server, Commerce Edition.

         The project to implement, at the parent, the integration of the Company's proprietary applications with SAP's R/3 and Microsoft's Site Server all in a single business-to-business e-procurement, browser-based, workflow application called SupplyAccess(TM), was accomplished on time at the beginning of October, 1999. While the Company did not escape the difficulties common to all such fundamental re-engineering of processes and modification and implementation of systems, the end result is an extremely powerful integrated business system combined with a leading-edge e-procurement web application which assists the Company in competing in the marketplace.

         In the course of designing and developing the SupplyAccess(TM) e-procurement application, the Company became aware of the dynamism that exists in the e-commerce and portal marketplace, outside of the traditional computer reseller industry. Forrester Research, Inc. ("Forrester"), a well-known market research firm has estimated that U.S. business trade on the Internet will grow from $43 billion in 1998 to $1.3 trillion in 2003. Forrester has stated its expectation that on-line business trade would surpass 9% of total U.S. business sales by 2003. That marketplace includes such companies as Ariba, Commerce One, BuyRight, and Purchase Pro. It became apparent that the SupplyAccess(TM) application, could be designed to take advantage of certain strengths and experience levels that have been developed by the Company in the course of providing e-commerce, high-volume information technology fulfillment solutions to Fortune 2000 customers for six years; experience that purely dot.com founded companies lacked, and which can affect the success of any network designed to effectively sell the complex products required by large customers in this sector.

         The Company has formed a new subsidiary, SupplyAccess, Inc., to continue the maintenance and enhancement of these systems, and to offer some of the benefits of these systems to third parties. A private placement of the securities of this subsidiary is currently in process; there can be no assurance, however, that the private placement will be successfully completed.

PRODUCTS

         The majority of En Pointe's sales to date have been attributable to the resale of information technology products. The Company currently makes available to its customers an extensive selection of products at what it believes to be a competitive combination of price and availability. The Company currently offers over 172,000 information technology products from over 2,000 manufacturers, including International Business Machines Corporation ("IBM"), Compaq Computer Corporation ("Compaq"), Hewlett Packard Company ("Hewlett Packard" or "HP"), Dell Computer Corporation, ("Dell"), Apple Computer ("Apple"), 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp. ("Toshiba"), NEC Technologies ("NEC"), Novell, Inc. ("Novell"), Kingston Technology Corporation ("Kingston"), Lexmark International Group, Inc. ("Lexmark"), Sony Corporation ("Sony") and Nortel, Inc. ("Nortel"). The Company is also certified as a Microsoft Senior Partner. Products offered by the Company include desktop and laptop computers, monitors, servers, memory, midrange systems, peripherals and operating system and application software. Products manufactured by IBM, Hewlett Packard and Compaq accounted for 26%, 17% and 14%, respectively, of the Company's net sales in fiscal 1999.

VALUE-ADDED SERVICES

         The Company also provides additional value-added services to its customers through its PC lifecycle management and consulting services offerings. The gross profit margin on these value-added services is significantly higher than the gross profit margin on the Company's information technology products reselling business. En Pointe is focusing on technical services, project management and professional and consulting services. The Company provides these services through defined contracts as well as on a time-and-materials basis. Services revenues increased from 2.3% in fiscal 1998 to 3.4% of net sales in fiscal 1999. This increase is a result of the Company's continuing investments in this portion of its business and a number of large service contracts that were sold during fiscal 1999.

         The Company continues to grow its National Services Group and develop the infrastructure to support client engagements. This includes the enterprise wide implementation of the award winning Clarify help desk software and the aggressive hiring of skilled technical resources to service the increased demand. The Company's technical services include product integration, configuration, installation, technical desktop support, hardware maintenance, network design, application and operating system migrations. The ability to configure product orders and provide post sale on-site technical support has become increasingly important to En Pointe's targeted customer base. The configuration center in Ontario, California that opened in July 1998 recently became ISO 9002 certified. This certification provides the Company with the credentials and documented process controls to deliver sophisticated configurations in compliance with industry quality assurance standards. The Company's project rollout services generally involve the procurement of large volumes of computer equipment with standard configurations, delivered on a specific timetable over a relatively short period of time. Rollout projects may include support capabilities such as project management, product scheduling, software loading and testing, coordinating shipments to multiple customer locations and overall quality control.

         En Pointe's professional and consulting services currently include LAN/WAN integration, website development and special projects. Its LAN/WAN integration services include consultation regarding communication equipment requirements, configuring proposed solutions, systems integration, installation and training. To support these services, En Pointe personnel continuously participate in software solution provider certification and authorization programs. En Pointe currently has attained the following nationwide certifications and designations: Microsoft Certified Solution Provider and Large Account Reseller, Novell Gold Reseller, 3Com NETBuilder II and LinkBuilder III GHAuthorized, Compaq Authorized Service Provider, IBM PSE Certified, Premier Computer Associates Reseller, Citrix Gold Reseller, Cisco Premier and Hewlett Packard Advancenet Certified.

CUSTOMERS

The Company's business model has allowed it to capture the business of a number of large and medium sized corporate and government customers. En Pointe's policy is to attract major customers by offering them a full service solution at competitive pricing. Typically,

En Pointe handles specialized roll outs and projects for its customers. En Pointe has been able to raise the level of customer service and reduce the cost of acquisition for many of its clients by combining full service offerings with "cost plus" pricing; the Company's cost plus an additional percentage negotiated with the customer. Once the Company has been approved as a supplier to a customer, it seeks to capture a significant portion of their business, which is typically spread over a number of resellers. En Pointe believes that maintaining high customer satisfaction will enable it to more effectively expand the range of value-added services it provides to include sales of technical, consulting and customer information services.

         The entities listed below illustrate the wide range of customers that have purchased information technology products and/or services from the Company during fiscal 1999:

Kaiser-Hill                  IBM                       CitiCorp               Los Angeles County

Northrop                     Fulton County             Starbucks              Nordstrom

GTE                          State of Washington       International Paper    Continental Airlines

New York City Board of Education                       Baylor University      Abbot Labs

US West                      MCI                       Motorola               Taco Bell

Salvation Army               Stanford University

         A substantial portion of the Company's net sales is derived under long term contracts, typically of at least one to two years' duration. However, these contracts are usually non-exclusive agreements that are terminable upon 30 days' notice by either party. Purchases by customers are made using individual purchase orders.

         Since 1995, the Company has been one of a very limited number of resellers awarded non-exclusive national contracts with IBM to supply information technology products to IBM, its wholly owned subsidiaries, as well as certain operating divisions and customers of IBM. IBM has extended the contract with no fixed termination date. For the fiscal years ended September 30, 1999, 1998, and 1997, net sales to IBM and its customers accounted for approximately 19%, 21%, and 30%, respectively, of the Company's net sales. See "Factors Which May Affect Future Operating Results and Risks Associated With Dependence on Relationships With IBM And Other Large Customers."

SALES AND MARKETING

         The Company's sales efforts for most customers are based in the regional sales offices, while certain larger customer relationships are maintained at the Company's headquarters. En Pointe employed approximately 306 sales, marketing and related support personnel as of September 30, 1999 in 20 sales offices located throughout the U.S. (including its headquarters located in El Segundo, California). All of En Pointe's sales personnel have access to the Company's information systems, which allow them to focus more on sales and less on the administrative tasks associated with processing orders. Although the Company is highly reliant on its various automated systems, it believes in maintaining a high level of personal interaction with customers to ensure their complete satisfaction and loyalty.

         The Company's practice is to hire experienced industry sales representatives. Sales representatives are compensated based on the profitability of their sales and their subsequent management of the account. En Pointe will only guarantee the salary of selected new sales representatives for several months, after which they are compensated solely on commission. This compensation structure has been very successful for the Company, as the most effective sales personnel enjoy a high level of compensation relative to the industry average.

         As of September 30, 1999, En Pointe had sales representatives in Palo Alto, CA; Riverside, CA; San Diego, CA; Santa Ana, CA; Denver, CO; New York City, NY; Albany, NY; Austin, TX; Dallas, TX; Houston, TX; Portland, OR; Salt Lake City, UT; Seattle, WA; Chicago, IL; Atlanta, GA; Charlotte, NC; Minneapolis, MN; Boston, MA; and Memphis, TN, in addition to its El Segundo-based sales force. firstsource.com has its offices in Santa Ana, CA. The Company has adopted an entrepreneurial approach with respect to its sales offices. Local personnel are usually given a high degree of autonomy, including limited pricing authority. Larger sales offices also have profit and loss responsibility, with compensation of sales office managers tied to the performance of their office.

         En Pointe expanded its marketing reach into the small business and consumer markets in June 1998 by establishing firstsource.com, an emerging Internet division for computer systems and related peripherals. With the rapid growth in sales of technology products via the web, on-line business is consistent with En Pointe's strategy to capture additional Internet sales. firstsource.com's fourth quarter '99 revenues were $10 million. This represents an increase of 121% over the same period in fiscal '98. Its aggregate profit margins for products and services in the fourth quarter of '99 reached 8.2% (a notable improvement over the five to six percent margins enjoyed by most online computer sellers). firstsource.com seeks to become a premier business resource that small-to-medium-sized businesses need. Firstsource.com added eight new storefronts in the last quarter -- three product-based and five service-based -- complementing its Internet-based computer hardware and software stores. Since July 1999, firstsource.com has added office equipment and furniture, office supplies and telecommunications equipment product categories. Its newest and most unique offerings are its four new service categories: technology support services, including a national computer and information technology consulting directory; financing services for purchases; Internet access, hosting and web-site development; and on-line software and hardware tutorials, including management and marketing tools.

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

         The Company's business model allows it to eliminate many overhead and "touch" costs and risks. It has sought to take advantage of the operational strengths of its allied distributors, who have developed extensive warehousing, purchasing and distribution functions. As a result, the Company's continuing strategy is to reduce its investment in product inventory and capital costs associated with these "back office" functions, so as to be able to accept lower gross profit margins than many of its competitors.

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

         A noted industry development was Compaq's decision to reduce the number of authorized distributors that receive its lowest volume price from 21 to 4. This decision affected two of the six distributors En Pointe relied upon to get pricing and availability information, and to price Compaq product competitively on a daily basis. The effect of this change is thus far negligible; the Company has been able to effectively obtain its requirements from the remaining distributors.

         En Pointe's allied distributors currently fill most of its information technology product orders. By choosing to rely on the physical inventory strengths of its distributors, the Company is able to maximize its expertise and concentrate on its more customer oriented activities: researching, specifying, and recommending solutions to customers. After helping a customer select the most appropriate technology, En Pointe's sales representatives use the Company's information systems to determine the best combination of pricing and availability for a wide variety of information technology products.

COORDINATING AND OPTIMIZING PRODUCT DISTRIBUTION

         Because En Pointe's sales representatives have the ability to access the current inventory and availability records of its allied distributors, they are able to determine which distributor can best supply the customer. Furthermore, if any one distributor is unable to supply all of a customer's needs, En Pointe is generally able to fill the order using multiple allied distributors. To facilitate product distribution to its customers, En Pointe uses various carriers' (including FedEx and UPS) tracking software with tracking numbers furnished through allied distributors to monitor shipments.

         En Pointe has been able to successfully implement its strategy due in large part to the close relationships it has developed with the allied distributors. The Company has been able to maintain these relationships for several reasons, most importantly the volume of business that it generates. This volume enables En Pointe to negotiate with its allied distributors to receive discounts on certain products, which the Company may pass along to its customers. As sales have grown, En Pointe has been able to take advantage of these discounts as well as others provided by product manufacturers. The Company seeks to participate in these discounts, either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, who in turn will pass a portion along to resellers. See "Factors Which May Affect Future Operating Results--Risks Associated With Dependence on Distributors And Manufacturers."

COMPETITION

         En Pointe operates in a segment of the information technology industry that is highly competitive. It competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web order companies. Increasingly, the competition also includes hardware manufacturers and national computer retailers that have commenced marketing directly to end users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, allowing them to offer the same products and services at a lower price. Many of En Pointe's competitors are larger, have substantially greater financial, technical, marketing and other resources, and offer a broader range of value-added services. The Company has traditionally competed with, among others, CompuCom Systems, Inc. ("CompuCom"), Elcom International, Inc. ("Elcom"), Inacom Corp. ("InaCom"), MicroAge, Inc. ("MicroAge"), and CDW Computer Centers, Inc. ("CDW"). During the past year, four of our traditional major competitors have consolidated down to two: Inacom has absorbed Vanstar and Compucom has acquired Entex's product business.

         Dell and Gateway Computers ("Gateway") demonstrated the ability of a manufacturer-direct model to profitably gain market share, which has lead other manufacturers (e.g. IBM, Compaq, and HP) to announce plans intended to reduce the role of distributors and resellers, particularly in major accounts, which are the Company's target market. En Pointe expects to face additional competition from these manufacturers and other new market entrants in the future. As a balancing factor to this business model shift by major manufacturers, no single manufacturer has the capability to display and deliver multi-vendor solutions for any customers with which they may choose to have a direct relationship. This leaves open the interesting possibility that they may ultimately have to choose to display their direct-priced product to their direct customers through an IT-centric e-procurement application with the ability to present customer-specific bundles of mixed manufacturer standards, like SupplyAccess (TM). SupplyAccess (TM) is capable of being used as a free-standing e-procurement application; using XML integration, any customer, whatever its ERP system's document type, can link to the Company either via the SupplyAccess(TM) web client or via the SAP backend. This permits processing of transactions whether or not the customer or supplier system is

SAP-based, and whether or not the processing must occur in the customer's system or the supplier's system.

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

INTELLECTUAL PROPERTY

         The Company's ability to effectively compete in its market will depend significantly on its ability to protect its intellectual property. While the Company is entitled to copyright protection for some of its software (notably EPIC III), it does not have any patents on any other technology which the Company believes to be material to its future success. En Pointe relies primarily on trade secrets, proprietary knowledge and confidentiality agreements to establish and protect its rights in its intellectual property, and to maintain its competitive position. There can be no assurance that others may not independently develop similar or superior intellectual property, gain access to the Company's trade secrets or knowledge, or that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company in the event of any unauthorized use or disclosure of its proprietary information.

         There can be no assurance that the Company will not become subject to claims of infringement involving its information systems, or any other system, including its software. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any claims could be time consuming, result in costly litigation or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims.

         The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo, "firstsource", "SupplyAccess" and other marks. It has been issued registrations for its "En Pointe" and "Building Blocks" marks in the United States and has pending registrations in Canada, Mexico and the European Community. En Pointe does not believe that its operations are dependent upon any of its trademarks or service marks. It also sells products and provides services under various trademarks, service marks, and trade names that are the property of owners other than the Company. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Factors Which May Affect Future Operating Results and Risks Associated With Dependence on Technology".

SEGMENT INFORMATION

         See Note 15 to the Consolidated Financial Statements, "Segment Information", for financial information regarding the Company's operating segments.

EMPLOYEES

         As of September 30, 1999, En Pointe employed approximately 706 individuals, including approximately 306 sales, marketing and related support personnel, 184 service and support personnel, 49 warehousing/manufacturing/test personnel and 167 employees in MIS, administration and finance. The Company believes that its ability to recruit and retain highly skilled MIS technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1993 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS FOR THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO RESELL INFORMATION TECHNOLOGY PRODUCTS; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY SALES, TECHNICAL AND MANAGEMENT PERSONNEL; THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR IN THE COMPANY'S OPERATIONS OR BUSINESS, AND ANY OR ALL OF THESE FACTORS MAY AFFECT THE COMPANY'S ABILITY TO CONTINUE ITS CURRENT RATE OF SALES GROWTH OR MAY RESULT IN LOWER SALES VOLUME THAN CURRENTLY EXPERIENCED.

IN ADDITION TO THE INFORMATION SET FORTH ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS

CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO: (I) A SIGNIFICANT PORTION OF THE COMPANY'S SALES CONTINUING TO BE TO CERTAIN LARGE CUSTOMERS, (II) CONTINUED DEPENDENCE BY THE

COMPANY ON CERTAIN ALLIED DISTRIBUTORS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE INFORMATION TECHNOLOGY MARKET, (IV) THE LIMITED PRIOR EXPERIENCE OF THE COMPANY IN THE PROVISION OF VALUE-ADDED SERVICES, AND (V) THE DECISION BY THE COMPANY TO EXPAND ITS SALES FORCE INTO VARIOUS NEW GEOGRAPHIC TERRITORIES. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE CUSTOMERS.

         For the years ended September 30, 1999, 1998 and 1997, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 19%, 21% and 30% respectively, of the Company's net sales. The Company's contracts for the provision of products or services, including its contract with IBM, are generally non-exclusive agreements that are terminable by either party upon 30 days notice. The loss of IBM or any other large customer, the failure of IBM or any other large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by IBM or any other large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Customers."

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

         A key element of the Company's past success and future business strategy involves the establishment of alliances with certain large distributors of information technology products and services, including Ingram Micro, InaCom, Pinacor, Synnex and Tech Data. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from three allied distributors, Ingram Micro, Tech Data and Merisel accounted for 57 % of the Company's aggregate purchases in fiscal 1999. Certain allied distributors provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain allied distributors for many of the same customers and therefore there can be no assurance that any such allied distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Substantially all of the Company's contracts with its allied distributors are terminable by either party upon 30 days' notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the allied distributors, modification of the terms or discontinuance of agreements with any of the allied distributors, failure to meet minimum purchase volume requirements, or the failure to establish a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business--Distribution."

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

         There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers.

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

RISKS ASSOCIATED WITH COMPETITION

         The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, national computer retailers and manufacturers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, which allow them to offer the same products and services at a lower price. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom, Dell, Elcom, Gateway, InaCom, MicroAge, and CDW. The Company expects to face additional competition from new market entrants in the future.

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

RISKS ASSOCIATED WITH INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION

         The information technology industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution and accordingly such channels have proliferated. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers in an effort to increase efficiency. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of information technology products requires the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Additionally, there has been continuing erosion in the "price-protection" historically offered to offset the negative effects of decreasing prices. The exacerbation of such trends could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, it is possible that the historically high rate of growth of the information technology industry may slow at some point in the future, resulting in a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, new methods of distributing and selling information technology products, such as on-line shopping services and catalogs published on CD-ROM, have and may further develop in the future. Hardware and software manufacturers have sold, and may in the future further intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate customers. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

         Recently, a trend has emerged whereby major manufacturers have begun to develop programs whereby final assembly will be performed by resellers and distributors on the sites of manufacturers ("co-location") as compared to the "build-to-forecast" or "channel assembly" methodologies previously employed by these manufacturers. The Company has not, to date, been authorized to participate in any announced "co-location" process, and there can be no assurance that the Company will ever be authorized to participate in any such process. The failure of the Company to obtain any such authorization could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. If the Company eventually participates in a "co-location" process, the Company may have to make a significant capital investment in order to successfully participate in such process.

RISKS ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY

         In the past, the Company's ability to effectively compete in its market depended significantly on its ability to protect its proprietary technology. The Company relied primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There was no assurance that the existing methods for protecting the Company's proprietary technology would be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor could any assurance be given that the Company would have been able to achieve or maintain a meaningful technological advantage. However, the extent of the Company's reliance on proprietary technology has been significantly reduced by the replacement of its legacy systems with a customized version of SAP (not proprietary), and a sophisticated open architecture web-commerce application based on Microsoft Site Server, Commerce Edition. While some of the web application coding is proprietary, the ability to reverse-engineer that code exists. The Company would be required to incur substantial costs in seeking enforcement of any such residual proprietary rights against infringers. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. The Company's competitive position now relies much more on its expert implementation of open standards world-class customized applications which support the valuable e-commerce distribution experience gained in six years of successful fulfillment of large entity customer requirements. See "Business--Intellectual Property."

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

         The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and the Company's value-added services; adoption of internet commerce models; introduction of new hardware and software technologies; introduction of new value-added services by the Company and its competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable; and general competitive and economic conditions. In addition, a substantial portion of the Company's net sales in each quarter results from orders booked in such quarter. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

         The Company's historical growth in net income has been driven primarily by net sales growth rather than increased profit margins. The Company's gross profit margins are low compared to many other resellers of information technology products. In fiscal 1999, the Company's aggregate gross profit margin was 8%.

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

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON IBMCC

         The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 1999, the Company had outstanding borrowings under its credit facilities of $62.3 million out of a total availability under its credit facilities of $121 million.

         The Company has primarily funded its working capital requirements through an $80 million Inventory and Working Capital Agreement (the "IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC") and with a $40 million Inventory and Working Capital Agreement (the "Finova" Agreement) with Finova Capital Corporation ("Finova"). Additionally the Company has a term loan with IBMCC of $0.5 million. At September 30, 1999, the outstanding principal balance under the IBMCC

Financing Agreement was approximately $47.2 million; the outstanding principal balance under the Finova Agreement was approximately $14.6 million; as well, the $0.5 million term loan with IBMCC was outstanding. Borrowings under the IBMCC Financing Agreement and the Finova Agreement are collateralized by substantially all assets of the Company, including accounts receivable, inventory and equipment. The IBMCC Financing Agreement expires April 14, 2000 if not renewed. IBMCC may terminate the IBMCC Financing Agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term is defined in the IBMCC Financing Agreement. In the event of such termination, the outstanding borrowings under the IBMCC Financing Agreement become immediately due and payable in their entirety. The termination of the IBMCC Financing Agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the IBMCC Financing Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

RISKS RELATED TO MANAGEMENT OF GROWTH

         Since its inception, the Company has experienced rapid growth in net sales, the number of its employees and branch offices, the amount of administrative overhead and the type of services offered. This growth has and, if continued, will continue to put strains on the Company's management, operational and financial resources. To execute the Company's growth strategy, the Company expects to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems at both the national and local level, to develop the skills of its managers and supervisors and to hire, train, motivate, retain and effectively manage its employees. There can be no assurance that the Company will be successful in managing any future expansion, and the failure to do so could materially adversely affect the Company's business, financial position, results of operations and cash flows.

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

RISKS RELATED TO GEOGRAPHIC EXPANSION

         The Company's growth has been driven, in part, by sales generated through expansion into new geographic markets. The Company has already opened sales offices in many of the metropolitan markets that the Company believes offer the most potential for sales growth. The Company is not planning any further bricks-and-mortar branch openings. Expansion in new markets will be through the virtual model utilizing the new SAP/Microsoft-based e-commerce integrated business system. Sales representatives will work out of their homes utilizing these internet tools. These "remote" Account Executives will be supported by Customer Service Representatives located in Southern California. This model will enable En Pointe to have face to face contact with customers without incurring the usual start up costs and further expenses associated with new branch offices. There are no assurances that this method of expansion will experience the same success as the branch model has. Such failure could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

RISKS ASSOCIATED WITH PLANNED INTERNATIONAL OPERATIONS

         Although the Company to date has not generated significant foreign sales, one of the elements of its growth strategy may be to expand internationally. There can be no assurance that the Company will be able to successfully expand its international business. There are certain risks inherent in doing business on an international level, such as remote management, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH BUSINESS INTERRUPTION; RISKS ASSOCIATED WITH DEPENDENCE ON CENTRALIZED FUNCTIONS

         The Company believes that its success to date has been, and future results of operations will be, dependent in large part upon its ability to provide prompt and efficient service to its customers. As a result, a substantial disruption of the Company's day-to-day operations could have a material adverse effect upon the Company's business, financial position, results of operations and cash flows. In addition, the Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its information systems, which are primarily based in Ontario and El Segundo, California. Repairs, replacement, relocation or a substantial interruption in these systems or in the Company's telephone or data communications systems, servers or power could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Although the Company has business interruption insurance, an uninsurable loss could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company's current use of a single configuration facility in Ontario, California also makes the Company more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Information Systems."

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

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

         The directors, executive officers and principal stockholders of the Company and their affiliates beneficially own, in the aggregate, approximately 44% of the outstanding Common Stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval, such as certain amendments to the Company's Certificate of Incorporation. Additionally, the directors and executive officers have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of the Common Stock.

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

RISKS ASSOCIATED WITH POTENTIAL "YEAR 2000" LEAP-YEAR PROBLEMS

         The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. As a result of the fact that January 1, 2000 has come and gone, and as result of the Company's analysis of its computer programs and operations, it has concluded that its business systems are Year 2000 compliant. A related potential problem stems from the fact that 2000 is a rare leap-year and some have expressed concern that programmers or component designers may have forgotten to properly take that fact into account. While there may be some risk relating to the anomalous leap-year in 2000, management believes that any remaining Year 2000 problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

ITEM 2. PROPERTIES

         The Company leases approximately 35,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring in May 2001. The Company also leases an approximately 126,000 square foot facility in Ontario, California, which is primarily, used for configuration and maintenance services. This facility has been operational since July 1, 1998. At that time the facility was planned, the Company believed that there would be an emerging "channel assembly" market for final assembly by resellers, such as the Company, of computer products. However, instead, certain manufacturers began requiring distributors to "co-locate" their final assembly operations at the manufacturer's facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, En Pointe's Board of Directors authorized the Company to sell and leaseback the Ontario facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June, 1999. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence the Company incurred a non-recurring charge of $6.2 million associated therewith. The charge was determined using the "held for use" model contained in SFAS

No.121. The Company's intent then was to sub-lease approximately 45% of the facility space to an unrelated company. However, no such sub-lease has been executed. The Company continues to evaluate its options with regard to the excess capacity at the Ontario facility.

         As of September 30, 1999, the Company leased twenty sales offices nationwide. The following table identifies the Company's sales offices:

                                                                              APPROXIMATE DATE
         FACILITY                                                                  OPENED
         -------------------------------------------------------------------  ------------------
         Corporate Headquarters and Sales Office:
         El Segundo, California...............................................April 1993
         Sales Offices:
         Dallas, Texas........................................................March 1993
         Palo Alto, California................................................April 1993
         Seattle, Washington..................................................June 1993
         Portland, Oregon.....................................................July 1993
         Austin, Texas........................................................May 1994
         New York, New York...................................................July 1994
         Denver, Colorado.....................................................August 1994
         Salt Lake City, Utah.................................................May 1996
         Chicago, Illinois....................................................July 1996
         Santa Ana, California...(moved from Irvine, California)..............September 1996
         Atlanta, Georgia.....................................................April 1997
         Charlotte, North Carolina............................................April 1997
         Memphis, Tennessee...................................................April 1997
         Minneapolis, Minnesota...............................................July 1997
         Boston, Massachusetts................................................April 1998
         Houston, Texas.......................................................April 1998
         Albany, New York.....................................................July 1998
         San Diego, California................................................April 1998
         Riverside, California................................................September 1997

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

         Because plaintiffs prevailed on their contract claim, they were entitled to seek the court (not a jury) to award them their "reasonable attorney's fees" incurred in enforcing that contract and receiving a verdict of $50,000 on the contract. Plaintiffs are not entitled to attorney's fees incurred in enforcing their tort claim or in obtaining the punitive damages award.

         Plaintiffs are entitled to seek recovery of the "costs" (as defined in California Code of Civil Procedure section 1033.5; e.g. filing fees, deposition costs, etc.) on claims on which they prevailed. After the judgment was entered on June 15, 1999, plaintiffs, on June 29, 1999, served their request for the court to award them approximately $100,000 in "costs" and approximately $1,800,000 in attorney's fees, to which the Company has timely objected. Because one of the factors required to be considered by the court in awarding reasonable attorney's fees is the amount of the recovery, the Company does not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000. On December 10, 1999, the court took under submission Plaintiff's above claim for costs and attorney's fees, and set a return hearing date of January 21, 2000.

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

         The Company was named as a defendant in a lawsuit filed on August 4, 1998 in the 151st Judicial District Court of Harris County, Texas (Case No. 98-36715). The case name is Allstar Systems, Inc. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company, along with an individual defendant who was a former employee of the plaintiff, conspired to steal Allstar's customers, employees and trade secrets. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

         The Company was named as a defendant in two lawsuits filed in Santa Clara County Superior Court (Case Nos. CV773074 AND CV774589). The two cases are virtually identical and have been consolidated (pursuant to stipulation) for all purposes other than trial. The cases involve three plaintiffs who were former employees for En Pointe, and all three are alleging fraud in the inducement, breach of contract (failure to set performance standards and then termination for poor performance), and unpaid wages (in the form of commissions). In addition, all three plaintiffs are pursuing several claims under Business & Professions Code Section 17200 on behalf of the general public. In these regards, the complaints seek equitable relief only. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

         In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company and Bob Din and Naureen Din from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company agreed to pay the former employee payments totaling $1,225,000. The remaining unpaid balances as of September 30, 1999 and 1998 were $135,000 and $214,000, respectively.

         The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August 1996 the insurance company settled with the Company paying the full amount of the original settlement.

         The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management, after consulting with counsel, does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The matter of authorizing an increase of the limit of shares issuable pursuant to the Company's Employee Stock Purchase Plan by 250,000 additional shares was submitted to a vote of security holders and was approved by written consent of the holders of a majority of the outstanding shares, effective as of October 18, 1999. All prior filings with the Commission are incorporated by reference.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "ENPT." The following table sets forth, for the period indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                                                    High         Low
                                               ------------  -----------
Fiscal 1998
          First quarter........................  $ 23 1/2       $ 8 5/8
          Second quarter.......................    12 1/2         8 1/4
          Third quarter........................    11 1/4         5 5/16
          Fourth quarter.......................    10 1/2         5 9/32
Fiscal 1999
          First quarter........................  $  9 15/16     $ 2 1/2
          Second quarter.......................    10 1/2         5
          Third quarter........................     9 1/4         5 3/8
          Fourth quarter.......................    14 15/64       6 1/16
Fiscal 2000
          First quarter........................  $ 30           $ 7 11/16

         On January 6, 2000, the closing sale price for the Common Stock on the NASDAQ National Market was $39.44 per share. As of January 6, 2000, there were 40 stockholders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below as of September 30, 1999 and 1998 and for each of the years in the three year-period ended September 30, 1999 have been derived from the Company's Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon are included elsewhere in this Annual Report on Form 10-K.

         The data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                Fiscal Year Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                      1999             1998              1997            1996              1995
                                               ---------------     ------------     -------------    -----------     ------------
                                                                  (in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $      668,270      $   567,739      $    491,358     $ 345,093       $  200,797
Cost of sales                                         614,564          514,168           447,276       316,165          184,761
                                               ---------------     ------------     -------------    -----------     ------------
  Gross profit                                         53,706           53,571            44,082        28,928           16,036
Operating expenses:
  Selling and marketing expenses                       37,942           34,257            22,340        15,253            9,307
  General and administrative expenses                  30,775           13,665            10,905         5,948            3,755
  Non-recurring charges                                 7,917             --                --             525             --
                                               ---------------     ------------     ------------     ----------     ------------
    Operating (loss) income                           (22,928)           5,649            10,837         7,202            2,974
Interest expense                                        3,172            2,166             1,239         1,673            1,843
Gain on sale of investment                             (4,428)            --                --            --               --
Other income, net                                        (117)            (237)             (194)         (116)             (61)
Minority interests                                     (3,747)            --                --            --               --
                                               ---------------     ------------     -------------    -----------     ------------

                                                                                Fiscal Year Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                      1999             1998              1997            1996              1995
                                               ---------------     ------------     -------------    -----------     ------------
                                                                  (in thousands, except share and per share data)
    (Loss) Income before income taxes                 (17,808)           3,720             9,792         5,645            1,192
(Benefit) provision for income taxes                   (1,214)           1,488             3,961         2,315              489
                                               ---------------     ------------     -------------    -----------     ------------
    Net (loss) income                          $      (16,594)     $     2,232      $      5,831     $   3,330       $      703
                                               ===============     ============     =============    ===========     ============
Net (loss) income per share:
  Basic                                        $        (2.79)     $      0.38      $       1.03      $   0.78       $     0.21
                                               ===============     ============     ============     ===========     ============
  Diluted                                      $        (2.79)     $      0.37      $       1.00      $   0.77       $     0.21
                                               ===============     ============     ============     ===========     ============
Weighted average shares and share
  equivalents outstanding (1):
  Basic                                                 5,942            5,875             5,681         4,255            3,410
                                               ===============     ============     =============    ===========     ============
  Diluted                                               5,942            6,071             5,811         4,304            3,410
                                               ===============     ============     =============    ===========     ============

                                                                                       As of September 30,
                                               ---------------     -----------------------------------------------------------
                                                    1999               1998             1997          1996            1995
                                               ---------------     ------------     -----------    ----------     ------------
                                                                                   (in thousands)
BALANCE SHEET DATA:
Working capital                                $       23,495      $   19,831       $  24,753        $ 18,338        $  2,286
Total assets                                   $      133,609      $  132,567       $  90,862        $ 64,923        $ 36,792
Borrowings under lines of credit and
   current
   portion of notes payable                    $       62,567      $   80,388       $  50,890        $ 36,668        $ 29,202
Long term liabilities and notes payable        $        5,581      $    6,602       $     463        $    284        $  1,733
Stockholders' equity                           $       26,271      $   31,019       $  28,319        $ 20,875        $  1,832


(1) See Note 1 of Notes to Consolidated Financial
   Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

         The Company was incorporated in January 1993 and commenced operations in March 1993 as a reseller of information technology products. The Company began emphasizing its value-added services to its customers in fiscal 1998. Value-added services accounted for 3.4% of the Company's net sales in fiscal 1999. The gross profit margins on the value-added services that the Company currently offers are significantly higher than the gross profit margins on the Company's information technology products reselling business.

         firstsource.com, an Internet and call center based business-to-business provider of products, services and information necessary to operate small to medium sized businesses, began operations in June of 1998 as a wholly-owned subsidiary. In July of 1999, through a private placement of firstsource.com's common stock, $9.3 million of additional capital was raised. Total shares issued in connection with the private placement were 2,659,886, which reduced the Company's ownership interest to 71.4%.

         The Company's net sales have increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $668.3 million in fiscal 1999, representing a compound annual growth rate of 43.4%. The growth in net sales has principally been driven by sales to new customers and increased sales to existing customers as well as geographic expansion through the opening of additional sales offices. The Company's gross profit margins expanded in earlier years from 8.1% in fiscal 1994 to 9.4% in fiscal 1998, but contracted to 8.0% in fiscal 1999, principally from highly competitive market pressures.

         Because of the tighter margins, there has not been sufficient gross margins to provide for the disproportionately larger operating expenses of $19.3 million (before allocation to minority interest) related to firstsource.com, and for the non-recurring charges of $7.9 million. A major factor in the increase in firstsource.com's operating expenses was $10.4 million of non-cash expense related to the issuance of stock options (see discussion in general and administrative comparison section). Most of the non-recurring charges related to the impairment charge of $6.2 million for the Ontario facility (see following discussion). Thus, the Company incurred its first operating loss of $22.9 million in fiscal 1999.

         In June 1998, the Company completed construction of its 126,000 square foot Ontario facility. The Company believed the facility would enable it to compete in what it believed would be an emerging market for final assembly of certain computer products being performed by third-parties, including corporate resellers and distributors, rather than being done in-house under the "build-to forecast" methodology traditionally employed by computer manufacturers. As this market developed, it became apparent that certain manufacturers would require distributors to co-locate their final assembly operations at the manufacturer's facility instead of outsourcing final assembly to distributors at a separate site. In reaction to the change in this emerging market, in January 1999, the Company decided to sell and leaseback the Ontario facility, continuing the product configuration operation.

         During the quarter ended March 31, 1999 the Company recorded an impairment charge of $6.2 million against operations to write-down the net book value of its Ontario facility to its estimated fair value. The write-down was determined using the held for use model contained in SFAS No.121.

         At the time of the sale/leaseback, it was the intent of the Company to sublease approximately 45% of the facility space to an unrelated party. However, no sublease has been executed to date and the Company continues to evaluate its options with regard to the use of the excess space.

         Because the Company's business model involves the resale of information technology products held in inventory by certain distributors, the Company does not maintain significant amounts of inventory on hand for resale. The Company typically does not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or shipped to the Company's configuration center in Ontario, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of the Company's net sales in any quarter result from orders received in that quarter. Although the Company maintains a relatively small amount of inventory in stock for resale, it records as inventory the merchandise being configured and products purchased from distributors, but not yet shipped to customers.

         Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales includes product and service costs and current and estimated allowances for returns of products that are not accepted by the Company's distributors or manufacturers, less any incentive credits.

         The Company's effective tax rate varied significantly from the statutory rate in the current fiscal year. This was attributable principally to net operating losses generated by firstsource.com that could not be utilized by the Company due to a reduction in ownership that precluded consolidation for tax filing purposes. See Note 9 to the Consolidated Financial Statements for a fuller explanation.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                         Fiscal Year Ended September 30,
                                         -------------------------------
                                          1999        1998         1997
                                          ----        ----         ----
Net sales                                 100.0  %    100.0  %     100.0  %
Cost of sales                              92.0        90.6         91.0
                                         -------      ------       ------
   Gross profit                             8.0         9.4          9.0
Selling and marketing espenses              5.7         6.0          4.6
General and administrative expenses         4.6         2.4          2.2
Non-recurring charges                       1.1         -            -
                                         -------      ------       ------
   Operating (loss) income                 (3.4)        1.0          2.2
Interest expense                            0.5         0.4          0.2
Gain on sale of investment                 (0.7)        -            -
Other income, net                           -          (0.1)         -
Minority interests                         (0.5)        -            -
                                         -------      ------       ------
   (Loss) income before taxes              (2.7)        0.7          2.0
(Benefit) provision for income taxes       (0.2)        0.3          0.8
                                         -------      ------       ------
   Net (loss) income                       (2.5) %      0.4  %       1.2  %
                                         =======      ======       ======

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

         NET SALES. Net sales increased $100.6 million, or 17.7%, to $668.3 in fiscal 1999 from $567.7 million in fiscal 1998. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services.

         firstsource.com, an Internet focused business, contributed $30.0 million during its first full fiscal year of operations, or 4.5% of total net sales, an increase of $24.6 million from the four months of initial operations in fiscal 1998.

         Services revenues increased $9.8 million, or 74.4%, to $23.0 million in fiscal 1999 from $13.2 million in fiscal 1998 and were 3.4% of total net sales versus 2.3% in the prior year. Net sales under the IBM contract accounted for 18.8% of total net sales and 18.5% of total accounts receivable for the 1999 fiscal year compared with 21.4% and 20.8% respectively for the prior fiscal year. However, in absolute dollars IBM net sales increased $4.2 million to $125.7 million in fiscal 1999 from $121.5 million in fiscal 1998, trailing the 17.7% overall growth of Company net sales, and are expected to do so in the future.

         GROSS PROFIT. Gross profit increased $0.1 million, or 0.2% to $53.7 million in fiscal 1999 from $53.6 million for 1998, but decreased as a percentage of net sales to 8.0% in 1999 as compared to 9.4% in 1998. The decrease in gross margin is attributable to the pricing pressures throughout the industry on information technology products. The

Company believes the past year's trend of declining gross profits will abate in the coming year.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $3.7 million, or 10.8% to $37.9 million in fiscal 1999, from $34.3 million in fiscal 1998, primarily as a result of increased net sales volume. As a percentage of net sales, selling and marketing expense decreased to 5.7% in 1999 from 6.0% in 1998, due to the increased volume of net sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $17.1 million, or 125.2% to $30.8 million in fiscal 1999, from $13.7 million in fiscal 1998 with $14.6 million of the increase related to the Company's subsidiary, firstsource.com. The increase in general and administrative expense at firstsource.com was primarily the result of a non-cash charge for compensation related to the grant of stock options at firstsource.com. Of the total charge, $10.0 million was incurred in the fourth quarter of fiscal 1999 and was due in large part to an acceleration in that quarter of the vesting schedule of the options granted. The remaining deferred compensation of $1.4 million at September 30, 1999, will be amortized over the next 16 quarters. In addition, $4.3 million of the $14.6 million increase was the result of hiring additional personnel necessary to support the growth of firstsource.com's Internet business.

         As a percentage of net sales, general and administrative expenses increased to 4.6% in fiscal 1999 as compared to 2.4% in fiscal 1998. Excluding the non-cash stock option compensation charge, general and administrative expenses were 3.1% of net sales in fiscal 1999. The 3.1% increase over the 2.4% of the prior year is primarily due to increased staffing at firstsource.com.

         NON-RECURRING CHARGES. Non-recurring charges consist of a $6.2 million impairment charge for the write down of the Ontario configuration facility to market value and a $1.7 million charge for a reserve for litigation expense.

         OPERATING INCOME. Operating income decreased $28.6 million, or (505.9)%, to a loss of $(22.9) million in fiscal 1999 from $5.6 million operating profit in fiscal 1998, primarily as a result of increased general and administrative expenses for firstsource.com accompanied by decreased gross profit margins. Operating (loss) income, as a percent of net sales, declined to (3.4)% in fiscal 1999 from 1.0% in fiscal 1998.

         INTEREST EXPENSE. Interest expense increased $1.0 million, or 46.5% to $3.2 million in fiscal 1999 from $2.2 million in fiscal 1998. The increase in interest expense was primarily due to $0.6 million of interest incurred on borrowings incurred for the Ontario facility. Under SFAS 98, all future rental payments related to the Ontario sale/leaseback, which for fiscal 2000 are estimated to be $.5 million, will be characterized as interest expense.

         GAIN ON SALE OF INVESTMENT. The gain on sale of investment resulted from the sale of shares held by the Company in Shopping.com. Net proceeds received were $4,990,000 on an adjusted carrying value of the shares of $562,000.

         MINORITY INTEREST. firstsource.com, a formerly wholly-owned subsidiary, on July 28, 1999 issued 2,659,886 shares of common stock in a private placement that grossed $9.3 million and resulted in the Company's ownership declining to 71.4%. Minority interest reflects the 28.6% allocable portion of the subsidiary's loss since July 28, 1999.

         NET (LOSS) INCOME. Net income decreased $18.8 million, or (843.4)%, to a $16.6 million net loss in fiscal 1999 from $2.2 million net income in fiscal 1998. The decrease in fiscal 1999 earnings resulted primarily from declining profit margins coupled with an increase in operating expenses of firstsource.com of $18.3 million (before allocation to minority interest), and non-recurring charges of $7.9 million. As a percentage of net sales, net
(loss) income declined to (2.5)% from 0.4% in fiscal 1998.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

         NET SALES. Net sales increased $76.3 million, or 15.5% to $567.7 in fiscal 1998 from $491.4 million in fiscal 1997. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services.

         Four new sales territories were opened in fiscal 1998, which contributed $10.3 million in net sales. In pre-existing territories, net sales increased by $60.7 million, an increase of 12.4%. firstsource.com, an Internet business venture, contributed an additional $5.3 million in its initial four months of operations.

         Services revenues increased $7.2 million, or 21.8%, to $13.2 million in fiscal 1998 from $5.9 million in fiscal 1997 and were 2.3% of total net sales versus 1.2% in the prior year. Sales under the IBM contract accounted for 21.4% of total sales and 20.8% of total accounts receivable for the 1998 fiscal year compared with 29.6% and 24.2% respectively for the prior fiscal year.

         GROSS PROFIT. Gross profit increased $9.5 million, or 21.5% to $53.6 million in fiscal 1998 from $44.1 million for 1997, and increased as a percentage of net sales to 9.4% in 1998 as compared to 9.0% in 1997. The increase in gross margin is attributable in part to increased services revenue, which was partially offset by a general decrease in margins on information technology products.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $12.0 million, or 53.3% to $34.3 million in fiscal 1998, from $22.3 million in fiscal 1997, primarily as a result of increased net sales volume. As a percentage of net sales, selling and marketing increased to 6.0% in 1998 from 4.6% in 1997, due to additional staffing, the opening of new branch offices, and costs related to commencing operations of an Internet business, firstsource.com.

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

         INTEREST EXPENSE. Interest expense increased $1.0 million, or 74.8% to $2.2 million in fiscal 1998 from $1.2 million in fiscal 1997. The increase in interest expense was primarily due to increased borrowing under lines of credit, which at the end of fiscal 1998 had increased $28.9 or 57.0%. The borrowing was used primarily to fund the $25.1 million (32.6%) growth in accounts receivable as well as the $2.3 million (50.3%) increase in inventories. Additionally, in July 1998, operations commenced in the Ontario configuration, repair, and RMA ("Returned Merchandise Authorization") facility that resulted in $0.2 million of interest expense.

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

 LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999 operating activities provided cash totaling $12.3 million compared to a use of cash of $21.2 million in the prior fiscal year. The largest non-cash reconciling items between net loss and cash provided by operating activities were the $6.2 impairment loss related to the Ontario facility and the $10.4 million of compensation related to subsidiary option grants. A total of $19.3 million of cash was provided from the increase in accounts payable, accrued expenses and other current liabilities.

         In fiscal 1999, growth of accounts receivable consumed a modest $1.7 million in cash, compared with $25.8 million in the prior fiscal year. Historically, the Company has satisfied its accounts receivable cash requirements principally by borrowings under its lines of credit. The Company's accounts receivable balance at September 30, 1999 and 1998, was $101.7 million and $102.0 million, respectively. The number of days' sales outstanding in accounts receivable was 56 days and 66 days, as of September 30, 1999 and 1998, respectively.

         Investing activities provided cash totaling $5.6 million for fiscal 1999 compared with $11.1 million used in the prior year. The cash provided from investing activities was principally the result of the proceeds received from sale of the Ontario facility of $5.5 million and proceeds from the sale of Shopping.com stock of $5.0 million. Offsetting the proceeds received was additional investment of $4.9 million in property, plant and equipment as compared to $10.6 million in 1998.

         Financing activities used net cash totaling $14.3 million in fiscal 1999, as compared to providing cash of $32.3 million in fiscal 1998. Net cash of $17.3 million was used for the reduction of borrowings on lines of credit. Such lines have been used primarily to finance accounts receivable balances and have remained relatively constant, not requiring the capital investment of prior years.

         The Company's subsidiary, firstsource.com, on July 28, 1999 completed a private placement of 2,659,886 shares of common stock at $3.50 per share that netted, after expenses, $9.1 million and represented a 28.6% interest in the subsidiary. On June 24, 1999 the Company closed escrow on the sale/leaseback of its Ontario facility and in conjunction with that sale/leaseback retired the debt related to the land and building of $3.4 million and the equipment financing of $1.6 million.

         As of September 30, 1999, the Company had approximately $6.9 million in cash, including $0.1 million in restricted cash, and working capital of $23.5 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including $80.0 million in lines with IBM Credit Corporation ("IBMCC"). As of September 30, 1999 and 1998, such lines of credit provided for maximum aggregate borrowings of approximately $121.0 million and $105.0 million, respectively, of which approximately $62.3 million and $79.6 million was outstanding, respectively.

         Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 1999 the Company has obtained a waiver on non-compliance with a covenant relating to minimum percentage of net income to sales and remains in compliance with all remaining covenants.

RISKS ASSOCIATED WITH POTENTIAL "YEAR 2000" LEAP-YEAR PROBLEMS

         The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. As a result of the fact that January 1, 2000 has come and gone, and as a result of the Company's analysis of its computer programs and operations, it has concluded that its business systems are Year 2000 compliant. A related potential problem stems from the fact that 2000 is a rare leap-year and some have expressed concern that programmers or component designers may have forgotten to properly take that fact into account. While there may be some risk relating to the anomalous leap-year in 2000, management believes that any remaining Year 2000 problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company does not expect the adoption of SOP No. 98-5 to have a material impact on the Company's financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5 in the first quarter of fiscal 2000.

         In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on results of operations or financial position. SFAS No. 137 defers the effective date of SFAS No. 133 until all fiscal years beginning after June 30, 2000.

ITEM 7A.  QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's lines of credit bear interest at the prime rate less 0.25%. Assuming an increase of one-half a percentage point in the lenders' prime rate on October 1, 1999 and no change in the outstanding borrowings under the lines of credit at September 30, 1999, interest expense would increase by approximately $105,000 for fiscal year 2000 as compared to fiscal year 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 1999 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2000.

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

(b) Reports on Form 8-K.

         On July 30, 1999, the Company filed a report on Form 8-K and announced that it had completed a funding of a private placement of common stock of its formerly wholly-owned internet subsidiary, Purchase Pointe, Inc. dba firstsource.com, in the gross amount of $9,307,431, less about $160,000 of related costs. Such funding resulted in the sale of 2,659,266 shares at $3.50 per share representing 28.58% of Purchase Pointe, Inc.'s outstanding capital stock.

         On September 13, 1999, the Company filed a report on Form 8-K and announced that as of August 31, 1999 certain principal stockholders of the Company and their affiliates in the aggregate no longer owned or beneficially owned over 50% of the stock of the Company. As a result, the Company would no longer consider itself to be a "minority owned" company for purposes of bidding on sales contracts.

                          En Pointe Technologies, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                    -----------


Report of Independent Accountants                                       F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998           F-3

Consolidated Statements of Operations for each of the Three Years
     in the Period Ended September 30, 1999                             F-4

Consolidated Statements of Stockholders' Equity for each of the
     Three Years in the Period Ended September 30, 1999                 F-5

Consolidated Statements of Cash Flows for each of the Three Years
     in the Period Ended September 30, 1999                             F-6

Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts                         F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
En Pointe Technologies, Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Los Angeles, California
December 20, 1999

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

                                                                                 September 30,
                                                            -----------------------------------------------------
                                                                      1999                        1998
                                                            --------------------------  -------------------------

                                     ASSETS:
Current assets:
     Cash and cash equivalents                                $                 6,838     $                3,365
     Restricted cash                                                              120                      1,999
     Accounts receivable, net of allowance for returns
      and doubtful accounts of $2,291 and $1,976
      respectively                                                            101,707                    101,956
     Inventories                                                                8,588                      7,009
     Refundable income taxes                                                    1,669                --
     Prepaid expenses and other current assets                                  1,005                        448
                                                            --------------------------  -------------------------
         Total current assets                                                 119,927                    114,777

Property and equipment, net of accumulated
     depreciation and amortization                                             13,114                     16,113

Other assets                                                                      568                      1,677

                                                            --------------------------  -------------------------
          Total assets                                        $               133,609     $              132,567
                                                            ==========================  =========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                         $                62,289     $               79,598
     Accounts payable                                                          15,373                      8,838
     Accrued liabilities                                                       10,960                      5,015
     Other current liabilities                                                  7,413                        564
     Current portion of notes payable                                             278                        790
     Deferred taxes                                                               119                        141
                                                            --------------------------  -------------------------
          Total current liabilities                                            96,432                     94,946

Long term liability and notes payable                                           5,581                      6,602
                                                            --------------------------  -------------------------
          Total liabilities                                                   102,013                    101,548

Minority interest                                                               5,325                --

Commitments and contingencies
     Stockholders' equity:
     Preferred stock, $.001 par value:
       Shares authorized - 5,000,000
       No shares issued or outstanding                                   --                          --
     Common stock, $.001 par value:
       Shares authorized - 15,000,000
        Issued and outstanding  - 6,076,348 and
        5,900,210, respectively                                                     6                          6
     Additional paid-in capital                                                32,083                     18,757
     Treasury stock                                                      --                                   (6)
     Unearned compensation                                                     (1,486)               --
     (Accumulated deficit) retained earnings                                   (4,332)                    12,262

                                                            --------------------------  -------------------------
     Total stockholders' equity                                                26,271                     31,019

                                                            --------------------------  -------------------------
     Total liabilities and stockholders' equity               $               133,609     $              132,567
                                                            ==========================  =========================

                 See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

                                                                    Year Ended September 30,
                                                 ---------------------------------------------------------------
                                                          1999                  1998                  1997
                                                 --------------------  -------------------   -------------------
     Net sales                                     $         668,270     $        567,739      $        491,358
     Cost of sales                                           614,564              514,168               447,276
                                                 --------------------  -------------------   -------------------
          Gross profit                                        53,706               53,571                44,082

     Selling and marketing expenses                           37,942               34,257                22,340
     General and administrative expenses                      30,775               13,665                10,905
     Non-recurring charges                                     7,917             --                    --
                                                 --------------------  -------------------   -------------------
          Operating (loss) income                            (22,928)               5,649                10,837

     Interest expense                                          3,172                2,166                 1,239
     Gain on sale of investment                               (4,428)            --                    --
     Other income, net                                          (117)                (237)                 (194)
     Minority interest                                        (3,747)            --                    --
                                                 --------------------  -------------------   -------------------
         (Loss) income before income taxes                   (17,808)               3,720                 9,792

     (Benefit) provision for income taxes                     (1,214)               1,488                 3,961
                                                 --------------------  -------------------   -------------------
                 Net (loss) income                 $         (16,594)    $          2,232      $          5,831
                                                 ====================  ===================   ===================

               Net (loss) income per share
                             Basic                 $           (2.79)    $           0.38      $           1.03
                                                 ====================  ===================   ===================
                            Diluted                $           (2.79)    $           0.37      $           1.00
                                                 ====================  ===================   ===================

          Weighted average shares and share
            equivalents outstanding
                             Basic                             5,942                5,875                 5,681
                                                 ====================  ===================   ===================
                            Diluted                            5,942                6,071                 5,811
                                                 ====================  ===================   ===================


                    See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)


                                                              Common Stock                      Additional
                                                  -------------------------------------           Paid-In                Treasury
                                                      Shares                Amount                Capital                 Stock
                                                  ---------------       ---------------      -------------------      --------------
Balance at September 30, 1996                              5,607      $              6     $             16,671     $       --
     Issuance of common stock under stock
        option and stock purchase plans                      168              --                          1,258             --
     Issuance of common stock on exercise of
        warrants                                               4              --                     --                     --
     Amortization of deferred compensation              --                    --                             90             --
     Income tax benefits related to stock options       --                    --                            264             --
     Net income                                         --                    --                     --                     --
                                                  ---------------       ---------------      -------------------      --------------
Balance at September 30, 1997                              5,779                     6                   18,283
     Issuance of common stock under stock
        option and stock purchase plans                       44              --                            390             --
     Issuance of common stock on exercise of
        warrants                                              77              --                     --                     --
     Amortization of deferred compensation              --                    --                             24             --
     Income tax benefits related to stock options       --                    --                             60             --
     Treasury stock                                     --                    --                     --                          (6)
     Net income                                         --                    --                     --                     --
                                                  ---------------       ---------------      -------------------      --------------
Balance at September 30, 1998                              5,900                     6                   18,757                  (6)
     Issuance of common stock under stock
        option and stock purchase plans                      163              --                            873             --
     Issuance of common stock on exercise of                                                                                --
        warrants                                              13              --                     --                     --
     Warrants issued for services performed             --                    --                            300             --
     Deferred compensation related to issuance          --                    --                                            --
        of stock options                                --                    --                         11,875             --
     Amortization of deferred compensation              --                    --                                            --
     Income tax benefits related to stock options       --                    --                            284             --
     Treasury stock reissued under stock purchase plan  --                    --                             (6)                   6
     Net loss                                           --                    --                     --                     --
                                                  ---------------       ---------------      -------------------      --------------
Balance at September 30, 1999                              6,076      $              6     $             32,083     $       --
                                                  ===============       ===============      ===================      ==============

                                                                                      Retained
                                                                                      Earnings
                                                               Unearned             (Accumulated
                                                             Compensation             Deficit)                Total
                                                          ------------------      ---------------        ---------------
Balance at September 30, 1996                            $        --             $          4,199       $         20,876
     Issuance of common stock under stock
        option and stock purchase plans                           --                     --                        1,258
     Issuance of common stock on exercise of
        warrants                                                  --                     --                     --
     Amortization of deferred compensation                        --                     --                           90
     Income tax benefits related to stock options                 --                     --                          264
     Net income                                                   --                        5,831                  5,831
                                                           ------------------      ---------------        ---------------
Balance at September 30, 1997                                                              10,030                 28,319
     Issuance of common stock under stock
        option and stock purchase plans                           --                     --                          390
     Issuance of common stock on exercise of
        warrants                                                  --                     --                     --
     Amortization of deferred compensation                        --                     --                           24
     Income tax benefits related to stock options                 --                     --                           60
     Treasury stock                                               --                     --                           (6)
     Net income                                                   --                        2,232                  2,232
                                                           ------------------      ---------------        ---------------
Balance at September 30, 1998                                                              12,262                 31,019
     Issuance of common stock under stock
        option and stock purchase plans                           --                     --                          873
     Issuance of common stock on exercise of                      --                     --                     --
        warrants                                                  --                     --                     --
     Warrants issued for services performed                       --                     --                          300
     Deferred compensation related to issuance                    --                     --                     --
        of stock options                                             (11,875)            --                     --
     Amortization of deferred compensation                            10,389             --                       10,389
     Income tax benefits related to stock options                 --                     --                          284
     Treasury stock reissued under stock purchase plan            --                     --                     --
     Net loss                                                     --                      (16,594)               (16,594)
                                                           ------------------      ---------------        ---------------
Balance at September 30, 1999                            $            (1,486)    $         (4,332)      $         26,271
                                                           ==================      ===============        ===============

                 See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended September 30,
                                                            ----------------------------------------------------------------
                                                                     1999                  1998                  1997
                                                            -------------------   --------------------  --------------------
Operating activities:
     Net (loss) income                                        $        (16,594)    $            2,232     $           5,831
     Adjustments to reconcile net (loss) income
      to net cash provided (used) by operating  activities:
        Depreciation and amortization                                    2,447                  1,728                 1,238
        (Gain) loss on sale of assets                                   (4,428)                   232             --
        Impairment loss - Ontario facility                               6,192              --                    --
        Allowance for doubtful accounts                                    944                    329                   347
        Allowance for returns                                               78                    370                   (86)
        Allowance for inventory obsolescence                               323                    100             --
        Deferred taxes                                                     (22)                    50                  (135)
        Amortization of deferred compensation                           10,389                     24                    90
        Warrants issued for services performed                             300              --                    --
        Minority interest in loss of subsidiary                         (3,747)
      Changes in operating
      assets and liabilities:
         Restricted cash                                                 1,879                 (1,587)                  198
         Accounts receivable                                              (773)               (25,779)              (21,463)
         Inventories                                                    (1,902)                (2,446)               (2,857)
         Refundable income taxes                                        (1,386)             --                    --
         Prepaid expenses and other current assets                        (557)                 1,120                (1,004)
         Other assets                                                     (216)                  (927)            --
         Accounts payable                                                6,535                  5,040                 2,017
         Accrued expenses                                                5,945                   (115)                  284
         Other current liabilities                                       6,849                 (1,547)                1,733
                                                                ---------------      -----------------      ----------------
         Net cash provided (used) by operating activities               12,256                (21,176)              (13,807)
                                                                ---------------      -----------------      ----------------

Investing activities:
     Proceeds from sale of property                                      5,500              --                    --
     Proceeds from sale of investment                                    4,990
     Acquisition of business                                          --                         (514)            --
     Purchase of property and equipment                                 (4,936)               (10,571)               (1,695)
                                                                ---------------      -----------------      ----------------
          Net cash provided (used) by investing activities               5,554                (11,085)               (1,695)
                                                                ---------------      -----------------      ----------------

Financing activities:
     Net (repayments) borrowings under lines of credit                 (17,307)                28,905                14,189
     Net proceeds from sale of shares in subsidiary                      9,072              --                    --
     Proceeds from notes payable                                      --                        3,432                   402
     Payment on notes payable                                           (6,975)                  (410)                 (190)
     Net proceeds from sale of common stock                                873                    390                 1,258
     Treasury stock                                                   --                           (6)            --
                                                                ---------------      -----------------      ----------------
          Net cash (used) provided by
            financing activities                                       (14,337)                32,311                15,659
                                                                ---------------      -----------------      ----------------
     Increase in cash                                                    3,473                     50                   157
     Cash and cash equivalents at beginning of period                    3,365                  3,315                 3,158



                                                                ---------------      -----------------      ----------------
     Cash and cash equivalents at end of period               $          6,838     $            3,365     $           3,315
                                                                ===============      =================      ================

     Supplemental disclosures of cash flow information:
      Interest paid                                           $          3,172     $            2,166     $           1,288
                                                                ===============      =================      ================
      Income taxes paid                                       $             28     $            1,898     $           5,988
                                                                ===============      =================      ================
     Supplemental schedule of non-cash financing and
       investing activities:
       Warrants issued for services performed                 $            300
                                                                ===============
       Credit to reflect capitalization of Ontario lease      $          5,442
                                                                ===============
       Long-term debt acquired in purchase of plant                                $            3,710
                                                                                     =================
       Tax benefit related to stock options                   $            284     $               60     $             264
                                                                ===============      =================      ================
       Receipt of stock in exchange for EPIC license                                                      $             750
                                                                                                            ================

      See Notes to Consolidated Financial Statements.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         The Company was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.

         The Company is a reseller of information technology products and value-added services to large and medium sized companies and government entities and currently has a configuration facility in Ontario, California and 20 sales offices, including its corporate headquarters, throughout the United States.

         In June 1998, the Company's previously wholly-owned subsidiary, firstsource.com, commenced operations to sell information technology products to the small and medium sized businesses and the consumer markets via the internet. In July 1999, firstsource.com raised gross proceeds of $9.3 million through a private placement of its common stock resulting in the Company's ownership percentage decreasing to 71.4%.

         In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc., to address the larger corporate customers' needs to find product on the internet at the most favorable prices. SupplyAccess, Inc. is designed as an internet portal charging transaction fees to the seller. The Company is currently attempting to raise capital for this business through a private placement of SupplyAccess, Inc.'s capital stock. As of September 30, 1999, SupplyAccess, Inc. had not yet commenced operations.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY

         The Company accounts for sales of stock by its subsidiaries in accordance with Statement of Accounting Bulletins (SAB) Nos. 51 and 84. Sale of stock by firstsource.com has been accounted for as a capital transaction in the consolidated financial statements of the Company. During the fourth fiscal quarter ended September 30, 1999, firstsource.com, a previously wholly owned subsidiary, raised gross proceeds of $9.3 million through a private placement in which it sold approximately 2,660,000 shares of its common stock at $3.50 per share resulting in the Company's ownership decreasing form 100% to 71.4%.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, including vendor purchase rebates and volume purchasing incentives, and inventories. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less estimated volume purchase incentives and other

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


purchase rebates received by the Company from its vendors. At September 30, 1999 and 1998, the allowance for returns and price protection was approximately $649,000 and $784,000 respectively.

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

RESTRICTED CASH

         Restricted cash at September 30, 1999 represents deposits maintained for certain government tax agencies and at September 30, 1998 primarily represented unexpended equipment loan proceeds.

INVENTORIES

         Inventories consist principally of merchandise being configured for customer orders and merchandise paid for by the Company but not yet shipped by its vendors to the Company's customers, and are stated at the lower of cost (specific identification method) or market.

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

         Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During the year ended September 30, 1998, interest of approximately $354,000 was capitalized. No interest was capitalized in fiscal years 1999 and 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. The carrying amount of long-term liabilities and debt also approximates fair value.

LONG-LIVED ASSETS

         The carrying value of long-term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. During 1999, the Company recorded an impairment charge of $6.2 million for its Ontario facility (see Note 7) which is included in non-recurring charges in the consolidated statement of operations. No impairment losses were recorded in fiscal years 1998 and 1997.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING

         The Company reports the costs of all advertising in the periods in which those costs are incurred. For the year ended September 30, 1999, advertising expense was approximately $1,955,000. During the years ended September 30, 1998 and 1997, advertising was not a significant item of expense for the Company.

INCOME TAXES

         The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company's cash deposits are placed with various financial institutions; at times such balances with any one financial institution may be in excess of the FDIC insurance limits.

         For the years ended September 30, 1999, 1998 and 1997, one of the Company's customers accounted for approximately 19%, 21% and 30% of net sales, respectively. At September 30, 1999 and 1998 that customer accounted for 18% and 21% of accounts receivable, respectively. No other customer accounted for 10% or more of net sales.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations.

STOCK BASED EMPLOYEE COMPENSATION AWARDS

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for the Awards for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value of the Company's stock for accounting purposes and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

VENDOR PROGRAMS

         The Company receives volume incentives and purchase rebates from certain manufacturers related to sales of certain products, which are recorded as a reduction of cost of goods sold when

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


earned. The Company also receives manufacturer reimbursement for certain training, promotional and marketing activities that offset the expenses incurred by the Company.

EARNINGS PER SHARE

         Basic net (loss) income per share is computed by dividing the net
(loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, consisting of stock options and warrants, are not included in the calculation to the extent they are antidilutive.

COMPREHENSIVE INCOME

         In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 1999, 1998 and 1997.

SEGMENT REPORTING

         In the first quarter of 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 15, "Segment Information".

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company does not expect the adoption of SOP No. 98-5 to have a material impact on the Company's financial position, results of operations or cash flows. The Company wil be required to implement SOP No. 98-5 in the first quarter of fiscal 2000.

         In June 1998, The Financial Accounting Standards Board issued SFAS No. 1333 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on results of operations or financial position. SFAS No. 137 defers the effective date of SFAS No. 133 until all fiscal years beginning after June 30, 2000.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2 PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                          September 30,
                                                      ---------------------
                                                        1999         1998
                                                      ----------   --------
  Land................................................$  1,264     $  1,264

  Building............................................   3,459        7,861

  Warehouse equipment.................................     328          906

  Computer equipment and software.....................  12,174        8,168

  Office equipment and other..........................   1,569        1,341

  Leasehold improvements .............................     420          381
                                                      ----------   --------
                                                        19,214       19,921

  Less: Accumulated depreciation and amortization ....  (6,100)      (3,808)
                                                      ----------   --------
                                                      $ 13,114     $ 16,113
                                                      ----------   --------
                                                      ----------   --------

         Depreciation expense was $2,296,000, $1,706,000, and $248,000, for the years ended September 30, 1999, 1998, and 1997, respectively.

3 LINES OF CREDIT

         At September 30, 1999 and 1998, the Company had outstanding borrowings of $62,289,000 and $79,598,000, respectively, under lines of credit with various financial institutions.

         The line of credit agreements provide for total financing of up to $121 million and $105 million at September 30, 1999 and 1998, respectively, at annual interest rates of prime less .25% for both periods. Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. At September 30, 1999 the Company has obtained a waiver on non-compliance with a covenant relating to minimum percentage of net income to sales. The prime rate of interest was 8.25%, and 8.50% at September 30, 1999 and 1998, respectively, and the weighted average interest rates for the years ended September 30, 1999, 1998 and 1997 were 7.63%, 8.25%, and 8.17%, respectively.

         The principal line of credit agreement for $80 million expires on April 13, 2000, if not renewed.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4 NOTES PAYABLE

         Notes payable consist of the following (in thousands):

                                                                               September 30,
                                                                     -------------------------------------
                                                                           1999                 1998
                                                                     ----------------      ----------------
  Note payable, collateralized by deed of trust on property
     interest at prime plus .25% per annum, payable in monthly
     installments of $40, due in full on October 31, 2007 .......    $          --         $       3,587

  Note payable, collateralized by certain equipment, interest at 8.15% per annum, payable in monthly installments of $39,
     due in full on April 30, 2005 ..............................               --                 2,388

  Note payable, collateralized by certain equipment, interest at 5.25% per annum, payable in monthly installments of
     $14, due in full on April 30, 2005 .........................               --                   950

  Note payable, interest at 1.9% per annum payable in
     monthly installments of $1, due in full on
     December 31, 2000 ..........................................               10                    17

  Note payable under legal settlement, non interest bearing
     payable in monthly installments of $7, due in full on
     April 9, 2001, includes discount to present value at
     6.40% interest per annum ...................................              135                   214

  Installment note payable, collateralized by equipment, at
     8.76% interest per annum, payable in 36 monthly install-
     ments of $13 ...............................................              100                   236

  Installment now payable, collateralized by equipment, at
     8.50% interest per annum, payable in monthly install-
     ments of $8 ................................................              173                    --
                                                                     ----------------      ----------------
                                                                               418                 7,392

  Less, current portion ..........................................            (278)                 (790)
                                                                     ----------------      ----------------
                                                                     $         140         $       6,602
                                                                     ----------------      ----------------
                                                                     ----------------      ----------------

     Maturities of long term debt as of September 30, 1999 are as follows (in thousands):

  2000 ...........................................................   $         278
  2001 ...........................................................             140
                                                                     ----------------
                                                                     $         418
                                                                     ----------------
                                                                     ----------------

         In conjunction with the sale/leaseback of its Ontario facility (See
Note 7), the Company repaid in full the notes payable previously due in 2005 and 2007.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5 NON-RECURRING CHARGES

         The results of operations for the year ended September 30, 1999 included non-recurring charges of $7,917,000. The charges consist of a provision for litigation of $1,725,000 related to an adverse judgement received on a legal matter (see Note 14), and an impairment loss of $6,192,000 related to the Company's Ontario facility (See Note 7).


6 GAIN ON SALE OF INVESTMENT

         The gain on sale of investment resulted from the sale of shares held by the Company in Shopping.com. Net proceeds received were $4,990,000 on an adjusted carrying value of the shares of $562,000.

7 SALE-LEASEBACK OF ONTARIO FACILITY

         On June 24 1999 the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent is $544,000 the first year with 3% increases in each of the following 15 years. The terms of the lease permit the Company to terminate the lease, at no cost nor penalty, at the end of the seventh and tenth year.

         The Company currently occupies approximately 55% of the facility and originally planned to sublease the remaining space. However, under SFAS No. 98 "Accounting for Leases", subleasing space in excess of 10% is considered retaining a financial interest in the property and requires that the property remain on the financial statements. The balance sheet therefore reflects the property at its estimated fair value ($5.4 million) and related liability until the lease qualifies as a "normal leaseback" under SFAS No. 98. Management is attempting to restructure the lease so that the Company no longer has a financial interest in the property, but there can be no assurance that the restructuring will be successful.

         The lease is being accounted for under SFAS No. 98, as a financing lease. The aggregate non-cancellable and annual future minimum lease payments for the term up to which the Company may terminate the lease for the Ontario facility are as follows (in thousands):


  2000 ...................................................$       544
  2001 ...................................................        561
  2002 ...................................................        577
  2003 ...................................................        595
  2004 ...................................................        613
  2005 through 2006 ......................................      1,281
                                                          -----------
                                                          $     4,171
                                                          -----------
                                                          -----------

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          During the three months ended March 31, 1999, the Company, in accordance with SFAS No. 121, recognized a charge for impairment relating to the Ontario facility of approximately $6.2 million. The $6.2 million impairment loss was based on a $5.5 million estimated sale price less $11.1 million of carrying costs, less estimated selling expenses of $0.2 million, less capitalized interest and loan fees of $0.4 million. Approximately 73% of the impairment loss related to the property decline related to the special purpose improvements, with the balance applicable to personal property, including warehouse and computer equipment.

         For the year ended September 30, 1999, Ontario facility rent expense, which is characterized as interest expense under SFAS No. 98, was $148,000.

8 EMPLOYEE BENEFIT PLAN

         The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

9 INCOME TAXES

         The components of the income tax (benefit) provision are as follows (in thousands):

                                              Year Ended September 30,
                                         -----------------------------------
                                           1999          1998         1997
                                         ---------    ---------    ---------
      Current:
        Federal .....................    $  (1,240)   $   1,139    $  3,202
        State .......................           48          299         896
                                         ----------   ---------    ---------
                                            (1,192)       1,438       4,098
                                         ----------   ---------    ---------
      Deferred:
        Federal .....................          (53)          37        (123)
        State .......................           31           13         (14)
                                         ----------   ---------    ---------
                                               (22)          50        (137)
                                         ----------   ---------    ---------
                                         $  (1,214)   $   1,488    $  3,961
                                         ----------   ---------    ---------
                                         ----------   ---------    ---------

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before (benefit) provision for income taxes as follows:

                                                  Year Ended September 30,
                                          ---------------------------------------
                                             1999          1998           1997
                                          ------------  ------------  -----------
  Federal statutory rate ................      (34)%           34%         34%
  State taxes, net of federal benefits ..        1              5           6
  Non-deductible expenses ...............       19              1          --
  Losses providing no tax benefits ......       14             --          --
  Minority Interest .....................       (7)            --          --
                                          ------------  ------------  -----------
                                                (7)%           40%         40%
                                          ------------  ------------  -----------
                                          ------------  ------------  -----------

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are as follows (in thousands).

                                                                  September 30,
                                                     ---------------------------------------
                                                            1999                1998
                                                     ------------------     ----------------
  Deferred tax assets:
  Accounts receivable and allowance for returns .... $      1,187           $        556
  Expenses not currently deductible ................          468                    605
  State income taxes ...............................           --                     63
                                                     ------------------     ----------------
                                                            1,655                  1,224
                                                     ------------------     ----------------

Deferred tax liabilities:
Discount on receivables.............................         (957)                (1,113)
Depreciation........................................         (817)                  (252)
                                                     ------------------     ----------------
                                                           (1,774)                (1,365)
                                                     ------------------     ----------------
Net deferred tax liability                           $       (119)          $       (141)
                                                     ------------------     ----------------
                                                     ------------------     ----------------

         All subsidiaries were previously included in the filing of a consolidated federal tax return. Effective July 28, 1999, because of a reduction in the ownership percentage of firstsource.com, the Company can no longer include firstsource.com in its consolidated income tax filings. As a result of loss limitations and due to the deconsolidation, tax benefits of $1.4 million representing operating losses of firstsource.com recognized in prior fiscal quarters, were recaptured in the fourth fiscal quarter of 1999. In addition, for the period from July 28, 1999 through September 30, 1999, no tax benefit has been recognized for the operating loss of approximately $1.1 million generated by firstsource.com during that period. The firstsource.com net operating loss may be carried forward twenty years to September 30, 2019.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10 COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities and various office equipment. These leases extend over a period of up to five years, many of which contain renewal options and/or escalation clauses. These are accounted for as operating leases.

             Estimated future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 1999 were approximately as follows (in thousands):


  2000 ...................................... $        1,885
  2001 ......................................          1,455
  2002 ......................................            809
  2003 ......................................            361
  2004 ......................................            105
                                              --------------
                                              $        4,615
                                              --------------
                                              --------------

         Rent expense for the years ended September 30, 1999, 1998, and 1997 under all operating leases was approximately $2,296,000, $1,419,000 and $1,665,000 respectively.

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

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net
(loss) income per share (in thousands, except per share amounts):

                                                             Year Ended September 30,
                                                       -------------------------------------
                                                          1999          1998         1997
                                                       ----------    ----------   ----------
  Net (loss) income ................................   $  16,594     $   2,232    $   5,831
                                                       ----------    ----------   ----------
                                                       ----------    ----------   ----------
  Denominator:
     Weighted-average shares outstanding ...........       5,942         5,875        5,681
     Effect of dilutive securities:
        Dilutive potential of options and warrants .          --           196          130
                                                       ----------    ----------   ----------
     Weighted-average shares and share equivalents
        outstanding ................................       5,942         6,071        5,811
                                                       ----------    ----------   ----------
                                                       ----------    ----------   ----------
  Basic (loss) income per share ....................   $   (2.79)    $    0.38    $    1.03
                                                       ----------    ----------   ----------
                                                       ----------    ----------   ----------
  Diluted (loss) income per share ..................   $   (2.79)    $    0.37    $    1.00
                                                       ----------    ----------   ----------
                                                       ----------    ----------   ----------

         The dilutive potential of stock options and warrants has been excluded from the calculation of diluted loss per share in 1999 because the effect of their inclusion would have been anti-dilutive.

12 STOCK OPTIONS AND WARRANTS

         In March 1996, the Company instituted a qualified (Incentive Stock Option Plan) and non-qualified stock option plan which provides currently that options for a maximum of 1,260,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. In addition to the above plan, on September 2, 1997, the Company issued options to the Company's then president in connection with her employment agreement, under terms similar to that of the Company's Incentive Stock Option Plan, to purchase 275,000 shares at $14.38 per share, which was the market value of the common stock on the grant date. None of the options issued to the former president were ever exercised and upon termination with the Company, all of the options were cancelled. As of September 30, 1999 and 1998, the shares available for grant under the plan were 141,718 and 150,245, respectively.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following is a summary of stock option activity:

                                                                                     Total
                                                                                    Exercise
                                                    Non                               Value            Price Range
                                                 Incentive          Incentive      (In Thousands)       Per Share
                                                -----------        -----------    ---------------     --------------
Outstanding at September 30, 1996                  190,000             95,500      $      1,996        $ 6.40-$8.00
   Granted .....................................    10,000            532,600             6,622        $9.50-$22.87
   Exercised ...................................   (32,998)           (43,398)             (574)       $ 6.40-$9.5O
   Cancelled ...................................   (13,334)           (10,998)             (187)       $ 7.20-$9.50
                                                -----------        -----------    ---------------     --------------
Outstanding at September 30, 1997                  153,668            573,704             7,857        $6.40-$22.87

    Granted ....................................    10,000            417,800             3,478        $6.50-$11.62
    Exercised ..................................      --              (17,136)             (154)       S 8.00-$9.50
    Cancelled...................................   (10,000)           (33,781)             (461)       $6.40-$22.87
                                                -----------        -----------    ---------------     --------------
Outstanding at September 30, 1998                  153,668            940,587            10,720        $6.40-$14.38

    Granted ....................................    10,000            334,000             2,062        $ 5.05-$6.31
    Exercised ..................................   (87,167)           (41,775)             (916)       $ 6.40-$9.50
    Cancelled ..................................       --            (413,505)           (5,125)       $6.31-$14.38
                                                -----------        -----------    ---------------     --------------
Outstanding at September 30, 1999                   76,501            819,307      $      6,741        $5.05-$10.45
                                                -----------        -----------    ---------------     --------------
                                                -----------        -----------    ---------------     --------------

                                                                           Weighted           Remaining
                                                        Options             Average          Contractual
                                                      Exercisable        Exercise Price         Life
                                                    ---------------  ---------------------  ------------
  September 30, 1997 ...............................    289,523          $     8.94              7.33
  September 30, 1998 ...............................    392,427          $     8.69              7.72
  September 30, 1999 ...............................    499,549          $     8.09              8.03

                                                    Options Outstanding                      Options Exercisable
                                         ------------------------------------------   ---------------------------------
                                             Number       Weighted-                      Number
                                         Outstanding at    Average     Weighted-      Exercisable at     Weighted-
Range of Exercise                         September 30,   Remaining     Average        September 30,      Average
Prices                                       1999           Life     Exercise Price        1999         Exercise Price
                                         --------------  ----------  ---------------  --------------   ---------------
  $4.62-$5.05............................       73,333       9.2         $4.84             27,958             $4.84
  $6.31-$6.50 ...........................      312,418       8.2         $6.33            130,189             $6.33
  $7.51-$8.70 ...........................      295,192       8.2         $7.85            132,648             $7.85
  $9.00-$10.45...........................      214,865       7.7         $9.73            208,754             $9.73

         At September 30, 1999 warrants to purchase 73,100 shares of the Company's common stock were also outstanding. Of the total warrants outstanding, 23,100 were issued by the Company to the underwriter of the initial public offering, and are exercisable at any time through May 7, 2001 at an exercise price of $9.60 per share. The remaining 50,000 warrants were issued for services and are exercisable any time after December 1999 over a five year life at an exercise price of $5 per share.

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Year Ended September 30,
                                                        ---------------------------------
                                                           1999          1998       1997
                                                        -----------  -----------  -------
  Net (loss) income as reported ....................... $  (16,594)   $   2,232   $ 5,831

  Net (loss) income pro forma ......................... $  (18,089)   $     714   $ 4,930

  Basic (loss) earnings per share as reported ......... $    (2.79)   $    0.38   $  1.03

  Diluted (loss) income per share as reported ......... $    (2.79)   $    0.37   $  1.00

  Basic (loss) income per share pro forma ............. $    (3.04)   $    0.12   $  0.87

  Diluted (loss) income per share pro forma ........... $    (3.04)   $    0.12   $  0.85

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                              Expected                        Risk Free
                                              Dividend        Expected         Interest       Expected
                                                Yield        Volatility          Rate           Lives
                                              --------       ----------       ---------       --------
  Year ended September 30, 1997 ............       0%              67%          6.16%             2.5
  Year ended September 30, 1998 ............       0%              68%          5.66%             5.0
  Year ended September 30, 1999 ............       0%              75%          5.12%             5.0

         In May 1999, firstsource.com, a subsidiary of the Company, adopted a stock option plan, which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of firstsource.com and its parent, En Pointe Technologies, Inc. Options vest, as determined by firstsource.com's Board of Directors, and are exercisable for a period no longer than ten years from the date of grant.

         During 1999 and as of September 30, 1999, firstsource.com issued options to purchase 4,196,500 shares of its common stock at exercise prices of $0.13 to $7.00 per share. Of those options granted, options to purchase 3,233,061 shares of common stock were exercisable at September 30, 1999.

         In connection with the stock options granted by firstsource.com, the Company recorded unearned deferred compensation of $11,801,000. In September 1999 firstsource.com modified the vesting schedule of stock options outstanding to accelerate vesting. During the fiscal year ended September 30, 1999 $10,315,000 was expensed, of which approximately $9,600,000 was due to the accelerated vesting.

13 EMPLOYEE STOCK PLAN

         The Company also has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 208,666 shares of the Company's common stock at September
30, 1999. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 LITIGATION

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

         Because plaintiffs prevailed on their contract claim, they were entitled to seek the court (not a jury) to award them their "reasonable attorney's fees" incurred in enforcing that contract and receiving a verdict of $50,000 on the contract. Plaintiffs are not entitled to attorney's fees incurred in enforcing their tort claim or in obtaining the punitive damages award.

         Plaintiffs are entitled to seek recovery of the "costs" (as defined in California Code of Civil Procedure Section 1033.5; e.g. filing fees, deposition costs, etc.) on claims on which they prevailed. After the judgment was entered on June 15, 1999, plaintiffs, on June 29, 1999, served their request for the court to award them approximately $100,000 in "costs" and approximately $1,800,000 in attorney's fees, to which the Company has timely objected. Because one of the factors required to be considered by the court in awarding reasonable attorney's fees is the amount of the recovery, the Company does not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000. On December 10, 1999, the court took under submission Plaintiff's above claim for costs and attorney's fees, and set a return hearing date of January 21, 2000.

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

         The Company was named as a defendant in a lawsuit filed on August 4, 1998 in the 151st Judicial District Court of Harris County, Texas (Case No. 98-36715). The case name is Allstar Systems, Inc. v. En Pointe Technologies, Inc., et al., and the complaint alleges that the Company, along with an individual defendant who was a former employee of the plaintiff, conspired to steal Allstar's customers, employees and trade secrets. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

         The Company was named as a defendant in two lawsuits filed in Santa Clara County Superior Court (Case Nos. CV773074 AND CV774589). The two cases are virtually identical and have been consolidated (pursuant to stipulation) for all purposes other than trial. The cases involve three plaintiffs who were former employees for En Pointe, and all three are alleging fraud in the inducement, breach of contract (failure to set performance standards and then termination for poor performance), and unpaid wages (in the form of commissions). In addition, all three plaintiffs are

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


pursuing several claims under Business & Professions Code Section 17200 on behalf of the general public. In these regards, the Complaints seek equitable relief only. The Company is currently unable to estimate the loss in the event of an unfavorable outcome.

         In April 1996 the Company, Bob Din and Naureen Din entered into a settlement agreement with a former employee of the Company, pursuant to which the former employee has released the Company and Bob Din and Naureen Din from any and all claims with respect to the Company's use of certain computerized information system software originally developed by the former employee prior to his employment with the Company (the "Settlement Agreement"). As consideration for entering into the Settlement Agreement, the Company agreed to pay the former employee payments totaling $1,225,000. The remaining unpaid balance as of September 30, 1999 and 1998 was $135,000 and $214,000, respectively.

         The Company filed suit against its insurance carrier in order to recoup both legal costs incurred by the Company in connection with its defense of the foregoing litigation as well as for amounts paid to the former employee pursuant to the settlement. In August 1996 the insurance company settled with the Company paying the full amount of the original settlement.

         The Company is also subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, after consulting with counsel, management, after consulting with counsel, does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

15 SEGMENT INFORMATION

         The Company consists primarily of two business units (companies), En Pointe Technologies and firstsource.com. Each of these companies has separate management teams, infrastructures and facilities.

         En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with branch offices in major metropolitan areas along with electronic interfaces between En Pointe and its customers and vendors.

         firstsource.com focuses its efforts on the sale of technology products and other services primarily via the Internet to consumers and small to medium sized businesses.

         The accounting policies of the segments are the same as those described in "Organization and Summary of Significant Accounting Policies" included in this report on Form 10-K for the year ended September 30, 1999. The Company evaluates the performances (Segment Profit) of its segments and allocates resources to them based on earnings after income taxes.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The tables below present information about reported segments for the years ended September 30, 1999 and 1998. There was only one business segment in 1997, as firstsource.com did not commence operations until June 1998.


                                                      En Pointe
                                                   Technologies, Inc.        firstsource.com           Total
                                                   ------------------        ---------------         ---------
YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS):
Net sales ...................................      $      638,270             $     30,000           $ 668,270
Gross profit ................................      $       51,633             S      2,073           $  53,706
Other income ................................      $           46             $         71           $     117
Interest expense ............................      $        2,914             $        258           $   3,172
Depreciation and amortization ...............      $        2,142             $        305           $   2,447
Other noncash items .........................      $        3,789             $     10,668           $  14,457
Gain on sale of investment ..................      $        4,428             $        --            $   4,428
Nonrecurring charges ........................      $        7,917             $        --            $   7,917
Income tax benefit ..........................      $        1,214             $        --            $   1,214
Segment (loss) profit .......................      $       (2,930)            $    (13,664)          $ (16,594)
Segment assets ..............................      $      122,777             $     10,832           $ 133,609
Additions to long-lived assets ..............      $        4,640             $        801           $   4,936

                                                        En Pointe
                                                   Technologies, Inc.        firstsource.com            Total
                                                   ------------------        ---------------         ---------
YEAR ENDED SEPTEMBER 30, 1998 (IN THOUSANDS):
Net sales ..................................       $       562,395            $      5,344           $ 567,739
Gross profit ...............................       $        52,847            $        724           $  53,571
Other income ...............................       $           236            $          1           $     237
Interest expense ...........................       $         2,113            $         53           $   2,166
Depreciation and amortization ..............       $         1,682            $         46           $   1,728
Income tax provision (benefit)..............       $         1,522            $        (74)          $   1,448
Segment (loss) profit ......................       $         2,467            $       (235)          $   2,232
Segment assets .............................       $       128,987            $      3,580           $ 132,567
Additions to long-lived assets .............       $        10,525            $         46           $  10,571

         The Company operates in only one geographic segment.

                          EN POINTE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16 QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected financial information for the quarterly periods in the fiscal years ended September 30, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                                               Fiscal 1999 Quarter Ended
                                                -------------------------------------------------------------
                                                   December           March           June        September
                                                --------------   --------------   -------------  ------------
  Net sales ...............................     $    170,607      $    144,918     $   182,938     $ 169,807
  Gross profit ............................           13,382            11,040          13,724        15,560
  Net (loss) ..............................              (87)           (4,536)           (936)      (11,035)
  Diluted net (loss) per share ............            (0.01)            (0.76)          (0.16)        (1.85)


                                                               Fiscal 1998 Quarter Ended
                                                -------------------------------------------------------------
                                                   December           March           June        September
                                                --------------   --------------   -------------  ------------
  Net sales ...............................     $    130,189     $   135,303      $    143,811    $  158,436
  Gross profit ............................           13,391          12,793            13,553        13,834
  Net income ..............................            1,139             209               720           164
  Diluted net income per share ............             0.18            0.04              0.12          0.03

                                  SCHEDULE II
                          EN POINTE TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS




                                                 Balance At       Charged to                       Balance At
                                                Beginning of       Cost and                          End of
                                                   Period          Expenses         Deductions       Period
                                               -------------    --------------    -------------  --------------
YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS):
    Allowance for doubtful accounts .......... $     1,191        $      944      $      (493)    $     1,642
    Allowance for returns .................... $       489        $       78      $        --     $       567
    Allowance for price protection ........... $       295        $       --      $      (213)    $        82
    Allowance for inventory valuation ........ $       100        $      323      $        --     $       423
                                               -------------    --------------    -------------  --------------
                                               $     2,075        $    1,345      $      (706)    $     2,714
                                               -------------    --------------    -------------  --------------
                                               -------------    --------------    -------------  --------------

YEAR ENDED SEPTEMBER 30, 1998 (IN THOUSANDS):
    Allowance for doubtful accounts .........  $       862        $      329      $        --     $     1,191
    Allowance for returns ...................  $       300        $      189      $        --     $       489
    Allowance for price protection ..........  $       115        $      18O      $        --     $       295
    Allowance for inventory valuation .......  $        --        $      100      $        --     $       100
                                               ------------    --------------    -------------  --------------
                                               $     1,277        $      798      $        --     $     2,075
                                               ------------    --------------    -------------  --------------
                                               ------------    --------------    -------------  --------------

YEAR ENDED SEPTEMBER 30, 1997 (IN THOUSANDS):
   Allowance for doubtful accounts .........   $       515        $      488     $      (141)       $     862
   Allowance for returns ...................   $       387        $       27     $      (114)       $     300
   Allowance for price protection ..........   $        --        $      115     $        --        $     115
                                               -------------    --------------    -------------  --------------
                                               $       902        $      630     $      (255)       $   1,277
                                               -------------    --------------    -------------  --------------
                                               -------------    --------------    -------------  --------------

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EN POINTE TECHNOLOGIES, INC.

                                     BY:  /S/ BOB DIN
                                          --------------------------------------
                                          Attiazaz "Bob" Din,
                                          CHAIRMAN OF THE BOARD AND CHIEF
                                          EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                          OFFICER)

Dated: January 12, 2000

                                POWER OF ATTORNEY

                  We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz "Bob" Din and Javed Latif, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.


                  SIGNATURE AND TITLE                            DATE
---------------------------------------------------------  -------------------

By    /s/ ATTIAZAZ "BOB" DIN                                January  12, 2000
      --------------------------------------------
      Attiazaz "Bob" Din
      Chairman of the Board, Chief Executive Officer and
      Director (Principal Executive Officer)

By    /s/ JAVED LATIF                                       January  12, 2000
      --------------------------------------------
      Javed Latif
      Chief Financial Officer (Principal Financial and
      Principal Accounting Officer)

By    /s/ NAUREEN DIN                                       January  12, 2000
      --------------------------------------------
      Naureen Din,
      Director

By    /s/ ZUBAIR AHMED                                      January  12, 2000
      --------------------------------------------
      Zubair Ahmed,
      Director

By    /s/ MARK BRIGGS                                       January  12, 2000
      --------------------------------------------
      Mark Briggs
      Director

By    /s/ VERDELL GARROUTTE                                 January  12, 2000
      --------------------------------------------
      Verdell Garroutte,
      Director

                                INDEX TO EXHIBITS
         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------

         10.18             Ontario Lease

         23.1              Consent of PricewaterhouseCoopers LLP

         27.1              Financial Data Schedule