Form 10-Q
period 1999-12-31
EN POINTE TECHNOLOGIES INC
filed 2000-02-14
CIK 1010305

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __

As of February 11, 2000, 6,282,765 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================

              INDEX

EN POINTE TECHNOLOGIES, INC.


             PART I FINANCIAL INFORMATION                                                                                  Page
                                                                                                                        ------------

Item 1              Financial Statements

                    Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 1999                         3

                    Condensed Consolidated Statements of Operations and
                    Comprehensive Income - Three months ended December 31, 1999 and 1998                                     4

                    Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 1999 and 1998          5

                    Notes to Condensed Consolidated Financial Statements - December 31, 1999                                 6

Item 2              Management's Discussion and Analysis of Financial Condition and Results of Operations                    9

Item 3              Quantative and Qualitive Disclosure About Market Risk                                                   12

PART II OTHER INFORMATION                                                                                                   13

SIGNATURES                                                                                                                  14


PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                              December 31,            September 30,
                                                                 1999                     1999
                                                           -------------------      -------------------
                                                              (Unaudited)
                                               ASSETS:
Current assets:
     Cash                                                    $          5,039        $           6,838
     Restricted cash                                                      121                      120
     Accounts receivable, net                                         106,367                  101,707
     Inventories                                                       10,735                    8,588
     Refundable income taxes                                            1,867                    1,669
     Prepaid expenses and other current assets                          1,186                    1,005
                                                       -----------------------  -----------------------
         Total current assets                                         125,315                  119,927

Property and equipment, net of accumulated
     depreciation and amortization                                     12,855                   13,114

Other assets                                                              195                      568
                                                       -----------------------  -----------------------
          Total assets                                       $        138,365        $         133,609
                                                       =======================  =======================


                                LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                        $         66,236        $          62,289
     Accounts payable                                                  22,762                   15,373
     Accrued liabilities                                               10,270                   10,960
     Other current liabilities                                          7,439                    7,413
     Current portion of notes payable                                     237                      278
     Deferred taxes                                                       119                      119
                                                       -----------------------  -----------------------
          Total current liabilities                                   107,063                   96,432
Long term liability and notes payable                                   5,538                    5,581
                                                       -----------------------  -----------------------
          Total liabilities                                           112,601                  102,013

Minority interest                                                       4,151                    5,325

Stockholders' equity:
     Common stock                                                           6                        6
     Additional paid-in capital                                        32,514                   32,083
     Unearned compensation                                             (1,393)                  (1,486)
     (Accumulated deficit) retained earnings                           (9,514)                  (4,332)
                                                       -----------------------  -----------------------
     Total stockholders' equity:                                       21,613                   26,271

                                                       -----------------------  -----------------------
     Total liabilities and stockholders' equity              $        138,365        $         133,609
                                                       =======================  =======================


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three months ended
                                                                   December 31
                                                      --------------------------------------
                                                              1999                1998
                                                      ------------------  ------------------
     Net sales                                         $        136,233     $       170,607
     Cost of sales                                              123,126             157,225
                                                      ------------------  ------------------
          Gross profit                                           13,107              13,382

     Selling and marketing expenses                              12,374               8,765
     General and administrative expenses                          6,890               3,940
                                                      ------------------  ------------------
          Operating (loss) income                                (6,157)                677

     Interest expense                                               595                 855
     Other income, net                                              (65)                (31)
     Minority interest                                           (1,174)           --
                                                      ------------------  ------------------
          (Loss) Income before income taxes                      (5,513)               (147)

     Benefit for income taxes                                      (331)                (60)
                                                      ------------------  ------------------
          Net (loss)                                   $         (5,182)    $           (87)
                                                      ==================  ==================
                Net (loss) per share:

                  Basic                                $          (0.85)    $         (0.01)
                                                      ==================  ==================
                  Diluted                              $          (0.85)    $         (0.01)
                                                      ==================  ==================

          Weighted average shares outstanding:

                  Basic                                           6,109               5,924
                                                      ==================  ==================
                  Diluted                                         6,109               5,924
                                                      ==================  ==================
     Comprehensive (loss) income:

     Net (loss)                                        $         (5,182)    $           (87)

     Other Comprehensive income

          Unrecognized holding gains                           --                     1,593
                                                      ------------------  -----------------
          Comprehensive (loss) income                  $         (5,182)    $         1,506
                                                      ==================  =================


                 See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                         Three months ended
                                                                            December 31,
                                                               ---------------------------------------
                                                                       1999                 1998
                                                               ------------------   ------------------
     Cash flows from operating activities:
       Net loss                                                  $        (5,182)    $            (87)
       Adjustments to reconcile net loss
        to net cash used by operations:
         Depreciation and amortization                                       722                  686
         Deferred compensation                                                93             --
         Allowance for inventory and doubtful accounts                     1,014                 (142)
         Minority interest in loss of subsidiary                          (1,174)            --

         Net change in operating assets and
           liabilities                                                    (1,103)              (2,200)
                                                                   --------------      ---------------
         Net cash (used) by operating activities                          (5,630)              (1,743)

     Cash flows from investing activities:
      Purchase of property and equipment                                    (463)                (303)
                                                               ------------------   ------------------
          Net cash used by investing activities                             (463)                (303)


     Cash flows from financing activities:
      Net borrowings (payments) under lines of credit                      3,947                 (508)
      Proceeds from notes payable                                       --                      2,000
      Payment on notes payable                                               (84)                (229)
      Proceeds from sales of stock to employees                              431                  129
                                                               ------------------   ------------------
          Net cash provided by financing activities                        4,294                1,392


                                                                   --------------      ---------------
     Decrease in cash                                            $        (1,799)    $           (654)
                                                                   ==============      ===============

     Supplemental disclosures of cash flow information:

         Interest paid                                           $           621     $            855
                                                                   ==============      ===============
         Income taxes paid                                       $             3     $          2,198
                                                                   ==============      ===============
     Non-cash financing and investing activities:

        Unrealized gain on equity holdings, net of taxes         $      --           $          1,593
                                                                   ==============      ===============


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at December 31, 1999, and the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1999.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE


                                                   (In Thousands Except Per Share Amounts)
                                                       Three Months Ended December 31,
                                                  ------------------------------------------
                                                         1999                   1998
                                                  -------------------    -------------------
Net (loss) income                                 $           (5,182)   $               (87)
                                                  ===================    ===================

Weighted-average shares outstanding                            6,109                  5,924
Effect of dilutive securities:
   Dilutive potential of options and warrants                 --                     --
Weighted-average shares and share equivalents
                                                  -------------------    -------------------
   outstanding                                    $            6,109     $            5,924
                                                  ===================    ===================

Basic (loss) income per share                     $            (0.85)    $            (0.01)
                                                  ===================    ===================
Diluted (loss) income per share                   $            (0.85)    $            (0.01)
                                                  ===================    ===================


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. Adoption of SOP No. 98-5 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company implemented SOP No. 98-5 in the current quarter.

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

NOTE 4 - SEGMENT INFORMATION

     The Company consists primarily of three business units (companies), En Pointe Technologies, Inc., firstsource.com, Inc., (previously Purchase Pointe. Inc.), and SupplyAccess, Inc. En Pointe and firstsource has separate management teams, infrastructures and facilities, while SupplyAccess, as a start up, currently shares with En Pointe some of its management, infrastructure and facilities.

     En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with branch offices in major metropolitan areas along with electronic interfaces between En Pointe and its customers and vendors.

     firstsource.com focuses its efforts on the sale of technology, including recently added general office products, and other services primarily via the Internet to consumers and small to mid-sized businesses.

     SupplyAccess Inc. was incorporated November 15, 1999 as a wholly-owned subsidiary of the Company. SupplyAccess offers a hosted business-to-business web application integrated to a new customized SAP-based enterprise fulfillment engine. In exchange for a $5.5 million note maturing September 30, 2004, the Company transferred its IT department and computer equipment and software to SupplyAccess effective October 1, 1999 and pays a flat quarterly fee of $500,000 for the IT services and access by its customers to the SupplyAccess fulfillment engine. As a result, SupplyAccess's loss for the quarter ended December 31, 1999 is substantially the result of costs associated with personnel and assets transferred from En Pointe.

     The tables below present information about reported segments for the three month period ended December 31, 1999 and 1998:


                                               EN POINTE                       SUPPLY         MINORITY
                                             TECHNOLOGIES    FIRSTSOURCE       ACCESS         INTEREST          TOTAL
                                            ---------------- ------------- --------------- ---------------   ------------
                                                                            (In Thousands)
THREE MONTHS ENDED DECEMBER 31, 1999:

    Revenues                                 $      123,716   $    12,517  $       -        $       -       $    136,233

    Gross Profit                             $       12,164   $       943  $       -        $       -       $     13,107

    Segment Pretax  (Loss)                   $         (945)  $    (4,104) $       (1,638)  $        1,174  $     (5,513)

    Segment Assets                           $      128,358   $     7,438  $        4,198   $       (1,629) $    138,365

THREE MONTHS ENDED DECEMBER 31, 1998:

    Revenues                                 $      165,870   $     4,737  $       -        $       -       $    170,607

    Gross Profit                             $       13,163   $       219  $       -        $       -       $     13,382

    Segment Pretax profit (Loss)             $          529   $      (676) $       -        $       -       $       (147)

    Segment Assets                           $      144,642   $     3,915  $       -        $       (1,637) $    146,920

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell information technology products and services. The Company may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or in the Company's operations or business, and any or all of these factors may affect the Company's ability to continue its current rate of sales growth or may result in lower sales volume than currently experienced.

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A Significant portion of the Company's sales continuing to be to certain large customers, (II) Continued dependence by the Company on certain Allied Distributors, (III) Continued downward pricing pressures in the information technology market, (IV) The decision by the Company to expand its sales force into various new geographic territories (V) Quarterly fluctuations in results (VI) Seasonal patterns of sales and client buying behaviors (VII) Changing economic influences in the industry (VIII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors (IX) Dependence on intellectual property rights (X) Delays in product development (XI) The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders (XII) Volatility of the Company's stock price (XIII) Delays in the receipt of orders or in the shipment of products
(XIV) Any delay in execution and implementation of the Company's system development plans (XV) Loss of minority ownership status (XVI) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products (XVII) Changes in the costs or availability of products (XVIII) Interruptions in transport or distribution (XIX) General business conditions in the economy (XX) Inability to raise additional private or public capital necessary for development of the two internet businesses to that of a profitable enterprise.

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Form 10-K and Annual Report as of September 30, 1999.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                            Three Months Ended
                                               December 31,
                                    ----------------------------------
                                         1999                1998
                                    --------------      --------------
Net sales .........................         100.0 %             100.0 %
Cost of sales .....................          90.4                92.2
                                    --------------      --------------
       Gross profit ...............           9.6                 7.8
Selling and marketing expenses ....           9.0                 5.1
General and administrative
  expenses.........................           5.1                 2.3
                                    --------------      --------------
       Operating (loss) income ....          (4.5)                0.4
Interest expense ..................           0.4                 0.5
Other income, net .................           0.0                 0.0
Minority interest .................          (0.9)              --
                                    --------------      --------------
         Loss before income taxes..          (4.0)               (0.1)
Benefit for income taxes ..........          (0.2)                0.0
                                    --------------      --------------
       Net loss ...................          (3.8)%              (0.1) %
                                    ==============      ==============

COMPARISON OF THE FIRST QUARTER ENDED DECEMBER 31, 1999 (FISCAL 2000) AND 1998 (FISCAL 1999)

    NET SALES. Net sales decreased $34.4 million, or (20.1)% to $136.2 million in the first quarter of fiscal 2000 from $170.6 million in fiscal 1999. The decrease in sales was attributable to a $42.2 million decrease in En Pointe's core business which was due to softness in the marketplace as a result of concerns about the Year 2000 ("Y2K") effect on technology products. Also contributing to the decrease were implementation difficulties encountered during En Pointe's transition to new business systems in the first quarter of fiscal year 2000. Partially offsetting this decrease was an increase in net sales at firstsource.com of $7.8 million for a 164% increase over the prior fiscal year period and a 24% increase over the prior sequential quarter.

    Service revenues increased $1.7 million, or 34% to $6.7 million in the first quarter of fiscal 2000 from $5.0 million in the prior fiscal year quarter and were 4.9% of total net sales versus 3.7% in the prior fiscal year quarter. Net sales under the IBM contract were $17.6 million and accounted for 12.9% of total net sales in the first quarter of fiscal 2000 compared with $30.5 million or 17.9% for the prior fiscal year quarter. Net sales under the IBM contract were adversely affected by implementation difficulties in transitioning to the SAP system, as well as an early Y2K shut-off of business for internal IBM purchases. Net sales under the IBM contract are not anticipated to be hampered in future quarters by such events.

    GROSS PROFIT. Gross profit decreased $0.3 million, or (2.0)% to $13.1 million in the first quarter of fiscal 2000 as compared to $13.4 million in prior fiscal year quarter because of the decline in net sales volume, which was mitigated, in part, by an increase in margins in product and service sales. As a percentage of net sales, gross profits increased to 9.6% from 7.8% in the prior fiscal year quarter, and increased slightly compared with the 9.2% of the prior sequential quarter, reflecting improvements in both product and service gross margins. As reported in the September 30, 1999 Form 10-K, the declining trend in gross profits in the computer industry appears to be abating and the growth in higher margin service sales is also contributing a positive factor.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $3.6 million, or 41.0% to $12.4 million in the first quarter of fiscal 2000, from $8.8 million in prior fiscal year quarter. The largest contributor to the increase was firstsource.com, who incurred $2.1 million related to advertising expenses. In addition, En Pointe hired additional sales personnel that increased selling and related marketing expenses by $1.5 million. The additional expenses incurred were not accompanied by increased sales, as a result, selling and marketing expenses as a percentage of net sales, increased to 9.1% in 2000 from 5.1% in 1999.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.0 million, or 74.9% to $6.9 million in the first quarter of fiscal 2000, from $3.9 million in the prior fiscal year quarter. Most of the increase, $2.0 million, was attributable to the build up of staff and other administrative functions at firstsource.com. SupplyAccess was responsible for the balance of the increase in general and administrative expenses. Of the total $2.1 million of general and administrative expenses incurred by SupplyAccess, about $1.7 million were for expenses that would have been incurred by En Pointe that were outsourced for a $500,000 quarterly fee. Included in the $1.7 million of costs transferred by En Pointe were approximately $0.9 million of normal operating expenses for payroll related costs and depreciation and amortization, and $0.8 million for business processing reengineering.

     Because of the additional costs noted above, general and administrative expenses as a percentage of sales increased to 5.1% from 2.3% in the prior year fiscal quarter. However, general and administrative expenses declined from the unusually high 10.0% in the prior sequential quarter that was attributable to the vesting of stock option grants by firstsource.com. Exclusive of the internet subsidiary and SupplyAccess, general and administrative expenses for the core business as a percentage of net sales marginally increased to 2.3% (before consideration for the $1.7 million of operating costs transferred to SupplyAccess) for the first quarter of fiscal 2000 from the 2.1% in the prior year fiscal quarter.

        OPERATING (LOSS) INCOME. Operating income decreased $6.9 million, to a $6.2 million loss in the first quarter of fiscal 2000 from $0.7 million of operating income in the prior fiscal year quarter. The increased loss in the first quarter of fiscal 2000 was due to increases in operating expenses noted above. Because of the increase in operating expenses, operating income, as a percent of net sales, declined to a negative 4.5% in the first fiscal quarter of 2000 from a positive 0.4% in the 1999 fiscal quarter.

    The operating (loss) for the three month period decreased $6.0 million, to a $6.2 million loss from $12.2 million loss in the prior sequential quarter when the vesting of stock option grants by firstsource.com adversely affected operations.

    INTEREST EXPENSE. Interest expense decreased $0.3 million, or 30.4% to $0.6 million in the first quarter of fiscal 2000 from $0.9 million in the prior fiscal year quarter. The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales.

     MINORITY INTEREST. firstsource.com, a formerly wholly-owned subsidiary, on July 28, 1999 issued 2,659,886 shares of common stock in a private placement that grossed $9.3 million and resulted in the Company's ownership declining to 71.4%. Minority interest reflects the 28.6% allocable portion of the subsidiary's loss since the ownership change on July 28, 1999.

    NET (LOSS). Net loss increased $5.1 million, to a net loss of $5.2 million in the first quarter of fiscal 2000 from $0.1 million net loss in the prior fiscal year quarter. firstsource.com was responsible for $2.9 million, net of minority interest of $1.2 million, of the consolidated net loss for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended December 31, 1999 operating activities used cash totaling $5.6 million compared to $1.7 million cash used in the prior fiscal year period. Most of the increase in cash used by operating activities can be attributed to the increase in the net loss.

    The Company's accounts receivable balance at December 31, 1999 and September 30, 1999, was $106.4 million and $101.7 million, respectively. The number of days' sales outstanding in accounts receivable increased to 71 days from 56 days, as of December 31, 1999 and September 30, 1999, respectively. Much of the increase is due to the concentration of sales in the last month of the quarter. Over 45% of the consolidated net sales during the first quarter were generated in December.

    Inventories also increased $2.1 million which in large part was also due to the intensity of sales activity in the last month of the quarter.

    Investing activities used cash of $0.5 million during the three months ended December 31, 1999 compared with cash used of $0.3 million in the prior year fiscal period. Computer equipment and software accounted for most of the $0.5 million in purchases of property and equipment.

    Financing activities provided net cash totaling $4.3 million during the three months ended December 31, 1999, of which $3.9 million was attributable to net borrowings under the Company's lines of credit. Sale of stock to employees provided cash of $0.4 million.

   As of December 31, 1999, the Company had approximately $5.2 million in cash, including $0.1 million in restricted cash, and working capital of $18.3 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including an $70.0 million line with IBM Credit Corporation. As of December 31, 1999, such lines of credit provided for maximum aggregate borrowings of approximately $111.0 million, of which approximately $66.2 million was outstanding.

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis each April first unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company is in the process of obtaining a waiver for non-compliance with two IBMCC loan covenants at December 31, 1999 relating to minimum consolidated net income as a percentage of sales and debt to tangible net worth.

In July 1999 firstsource.com completed a $9.3 million private placement. Currently, both firstsource.com and SupplyAccess are seeking to raise additional financing through private placements. There can be no assurances that the private placements will be completed or will be completed on terms favorable to the Company. The Company believes that any financing raised from such private placements together with the current borrowing capacity under its lines of credit will provide sufficient working capital for the next twelve months.



RISKS ASSOCIATED WITH POTENTIAL "YEAR 2000" LEAP-YEAR PROBLEMS

    The Company was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached. As a result of the fact that January 1, 2000 has come and gone, and as a result of the Company's analysis of its computer programs and operations, it has reached the conclusion that its business systems are Year 2000 compliant. A related potential problem stems from the fact that 2000 is a rare leap year and some have expressed concern that programmers or component designers may have forgotten to properly take that fact into account. While there may be some risk relating to the anomalous leap-year in 2000, management believes that any remaining Year 2000 problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows. There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September
              30, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits


                  Exhibit

                  NUMBER             DESCRIPTION
                  ------             -----------


                    27 Financial Data Schedule for the quarter ended December 31, 1999

              b. On December 7, 1999, the Company filed a report on Form 8-K and announced that it was in the process of seeking funding for a private placement of securities for its wholly-owned subsidiary, SupplyAccess, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EN POINTE TECHNOLOGIES, INC.
                                ----------------------------
                                (REGISTRANT)

Date:  February 14, 2000            By:  /s/ Javed Latif
                                         ------------------------------------
                                         Javed Latif, Chief Financial Officer