Form 10-Q
period 2000-03-31
EN POINTE TECHNOLOGIES INC
filed 2000-05-15
CIK 1010305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2000

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

As of May 11, 2000, 6,524,260 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================


PART I          FINANCIAL INFORMATION                                                                          Page
                                                                                                           ------------
  Item 1 Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000 and September 30, 1999                           3

         Condensed Consolidated Statements of Operations and Comprehensive Income - Three months and
            Six Months ended March 31, 2000 and 1999                                                             4

         Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 2000 and 1999              5

         Notes to Condensed Consolidated Financial Statements - March 31, 2000                                   6

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

  Item 3 Quantative and Qualitative Disclosure About Market Risk

PART II         OTHER INFORMATION                                                                               13

SIGNATURES                                                                                                      14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                               March 31,              September 30,
                                                                 2000                     1999
                                                          -------------------      -------------------
                                                             (Unaudited)
                                               ASSETS:
Current assets:
     Cash                                                           $ 27,492                 $  6,838
     Restricted cash                                                     122                      120
     Marketable securities                                             2,752
     Accounts receivable, net                                         83,460                  101,707
     Inventories                                                       7,075                    8,588
     Refundable income taxes                                           5,197                    1,669
     Prepaid expenses and other current assets                         1,762                    1,005
                                                      -----------------------  -----------------------
         Total current assets                                        127,860                  119,927

Property and equipment, net of accumulated
     depreciation and amortization                                    13,173                   13,114

Other assets                                                             161                      568
                                                      -----------------------  -----------------------
          Total assets                                              $141,194                 $133,609
                                                      =======================  =======================


                                LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                               $ 42,511                 $ 62,289
     Accounts payable                                                 13,893                   15,373
     Accrued liabilities                                              13,093                   10,960
     Other current liabilities                                         7,369                    7,413
     Current portion of notes payable                                    194                      278
     Deferred taxes                                                      503                      119
                                                      -----------------------  -----------------------
          Total current liabilities                                   77,563                   96,432
Long term liability and notes payable                                  5,509                    5,581
                                                      -----------------------  -----------------------
          Total liabilities                                           83,072                  102,013

Minority interest                                                     35,224                    5,325

Stockholders' equity:
     Common stock                                                          6                        6
     Additional paid-in capital                                       38,029                   32,083
     Unearned compensation                                            (1,300)                  (1,486)
     Unrealized holding gains                                            576
     Accumulated deficit                                             (14,413)                  (4,332)
                                                      -----------------------  -----------------------
     Total stockholders' equity:                                      22,898                   26,271

                                                      =======================  =======================
     Total liabilities and stockholders' equity                     $141,194                 $133,609
                                                      =======================  =======================


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     MARCH 31,                               MARCH 31,
                                                      ---------------------------------------   -----------------------------------
                                                              2000                 1999                2000               1999
                                                      ------------------   ------------------   ----------------  -----------------
     Net sales                                                 $116,136             $144,918           $252,368           $315,525
     Cost of sales                                              104,597              133,878            227,722            291,103
                                                      ------------------   ------------------   ----------------  -----------------
          Gross profit                                           11,539               11,040             24,646             24,422

     Selling and marketing expenses                              12,461                9,065             24,835             17,830
     General and administrative expenses                          7,201                4,571             14,091              8,511
     Non-recurring charges                                        1,173                7,917              1,173              7,917
                                                      ------------------   ------------------   ----------------  -----------------
          Operating loss                                         (9,296)             (10,513)           (15,453)            (9,836)

     Interest expense                                              (589)                (916)            (1,185)            (1,771)
     Other income, net                                              100                   36                165                 67
     Gain on sale of assets                                       3,938                4,428              3,938              4,428
     Minority interest                                              610                   --              1,784                 --
                                                      ------------------   ------------------   ----------------  -----------------
         Loss before income taxes                                (5,237)              (6,965)           (10,751)            (7,112)

     Benefit for income taxes                                       340                2,429                670              2,489
                                                      ------------------   ------------------   ----------------  -----------------
          Net loss                                             $ (4,897)            $ (4,536)          $(10,081)          $ (4,623)
                                                      ==================   ==================   ================  =================
                Net loss per share:
                  Basic                                        $  (0.78)            $  (0.76)          $  (1.62)             (0.78)
                                                      ==================   ==================   ================  =================
                  Diluted                                      $  (0.78)            $  (0.76)          $  (1.62)             (0.78)
                                                      ==================   ==================   ================  =================

          Weighted average shares outstanding:
                  Basic                                           6,302                5,935              6,205              5,929
                                                      ==================   ==================   ================  =================
                  Diluted                                         6,302                5,935              6,205              5,929
                                                      ==================   ==================   ================  =================

     Comprehensive loss:
        Net loss.                                              $ (4,897)            $ (4,536)          $(10,081)          $ (4,623)
        Other comprehensive income
           Unrecognized holding gains                               576                   --                576                 --
                                                      ------------------   ------------------   ----------------  -----------------
        Comprehensive loss                                     $ (4,321)            $ (4,536)          $ (9,505)          $ (4,623)
                                                      ==================   ==================   ================  =================

            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                               Six months ended
                                                                                   March 31,
                                                                     --------------------------------------
                                                                             2000                1999
                                                                     ------------------  ------------------
     Cash flows from operating activities:
       Net loss                                                       $        (10,081)   $         (4,623)
       Adjustments to reconcile net loss
        to net cash used by operations:
         Depreciation and amortization                                           1,438               1,447
         Reserve for loss on impairment of property                                                  6,192
         Deferred compensation                                                     186                  --
         Allowance for inventory, doubtful accounts, and other                   1,528                  26
         Minority interest in subsidiary operations                               (610)                 --
         Net change in operating assets and
           liabilities                                                          16,408              15,855
                                                                     ------------------  ------------------
         Net cash provided by operating activities                               8,869              18,897

     Cash flows from investing activities:
      Purchase of property and equipment                                        (1,747)               (926)
                                                                     ------------------  ------------------
          Net cash used by investing activities                                 (1,747)               (926)

     Cash flows from financing activities:
      Net payments under lines of credit                                       (19,778)            (18,186)
      Net proceeds from sale of shares in subsidiary                            30,509
      Payment on notes payable                                                    (156)               (429)
      Proceeds from sales of stock to employees                                  2,957                 129
                                                                     ------------------  ------------------
          Net cash provided (used) by financing activities                      13,532             (18,486)

                                                                     ------------------  ------------------
     Increase (Decrease) in cash                                      $         20,654    $           (515)
                                                                     ==================  ==================

     Supplemental disclosures of cash flow information:
         Interest paid                                                $          1,185    $          1,255
                                                                     ==================  ==================
         Income taxes paid                                            $              3    $          2,212
                                                                     ==================  ==================
     Non-cash financing and investing activities:
        Unrealized gain on equity holdings, net of taxes              $            576
                                                                     ==================

     Tax benefit related to stock options                             $          2,989
                                                                     ==================


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at March 31, 2000, and the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1999.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------     -----------
                                                             (IN THOUSANDS
                                                       EXCEPT PER SHARE AMOUNTS)
Net (loss) income                                    $     (4,897)    $    (4,536)
                                                     ============     ===========
Weighted-average shares outstanding                         6,302           5,935
Effect of dilutive securities:
  Dilutive potential of options and warrants                   --              --
                                                     ------------     -----------
Weighted-average shares and share equivalents
 outstanding                                         $      6,302     $     5,935
                                                     ============     ===========
Basic (loss) income per share                        $      (0.78)    $     (0.76)
                                                     ============     ===========
Diluted (loss) income per share                      $      (0.78)    $     (0.78)
                                                     ============     ===========


                                                      SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------     -----------
                                                             (IN THOUSANDS
                                                       EXCEPT PER SHARE AMOUNTS)
Net (loss) income                                    $    (10,081)    $    (4,623)
                                                     ============     ===========

Weighted-average shares outstanding                         6,205           5,929
Effect of dilutive securities:
  Dilutive potential of options and warrants                   --              --
                                                     ------------     -----------
Weighted-average shares and share equivalents
 outstanding                                         $      6,205     $     5,929
                                                     ============     ===========
Basic (loss) income per share                        $      (1.62)    $     (0.78)
                                                     ============     ===========
Diluted (loss) income per share                      $      (1.62)    $     (0.78)
                                                     ============     ===========

     The dilutive potential of stock options and warrants has been excluded from the calculation diluted loss per share in 2000 and 1999 because the effect of their inclusion would have been anti-dilutive.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. Adoption of SOP No. 98-5 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company implemented SOP No. 98-5 in the quarter ended December 31, 1999.

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

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

NOTE 4 - SEGMENT INFORMATION

     The Company consists primarily of three business units (companies), En Pointe Technologies, Inc., firstsource corp., (previously known as firstsource.com, inc. and prior to that Purchase Pointe. Inc.), and SupplyAccess, Inc. En Pointe and firstsource have separate management teams, infrastructures and facilities, while SupplyAccess, currently shares with En Pointe some of its infrastructure and facilities.

     En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with branch offices in major metropolitan areas along with electronic interfaces between En Pointe and its customers and vendors.

     Firstsource corp. focuses its efforts on the sale of technology, including recently added general office products, and other services primarily via the Internet to consumers and small to mid-sized businesses.

     SupplyAccess Inc. was recently incorporated on November 15, 1999. It offers a hosted business-to-business web application integrated with a customized SAP-based enterprise fulfillment engine. The Company transferred its IT department and computer equipment and software to SupplyAccess effective October 1, 1999 in exchange for a $5.5 million note maturing September 30, 2004, and pays a flat quarterly fee of $500,000 for the IT services and access by its customers to the SupplyAccess fulfillment engine.

     The tables below present information about reported segments for the three month and six month periods ended March 31, 2000 and 1999:


                                     EN POINTE                               INTER-CO
                                   TECHNOLOGIES  FIRSTSOURCE  SUPPLYACCESS  ELIMINATION     TOTAL
                                   ------------  -----------  ------------  -----------   ---------
THREE MONTHS ENDED MARCH 31, 2000
   Revenues                          $101,453      $14,683      $    --      $     --      $116,136
   Gross Profit                      $ 10,069      $ 1,470      $    --      $     --      $ 11,539
   Segment pretax profit (loss)      $ (3,836)     $(2,569)     $ 1,184      $    (16)     $ (5,237)
   Segment Assets                    $110,116      $19,399      $23,520      $(11,841)     $141,194

THREE MONTHS ENDED MARCH 31, 1999
   Revenues                          $138,036      $ 6,882      $    --      $     --      $144,918
   Gross Profit                      $ 10,626      $   414      $    --      $     --      $ 11,040
   Segment pretax profit (loss)      $ (5,762)     $(1,203)     $    --      $     --      $ (6,965)
   Segment Assets                    $108,009      $ 3,943      $    --      $     --      $111,952

SIX MONTHS ENDED MARCH 31, 2000
   Revenues                          $225,168      $27,200      $    --      $     --      $252,368
   Gross Profit                      $ 22,234      $ 2,412      $    --      $     --      $ 24,646
   Segment pretax profit (loss)      $ (4,781)     $(8,374)     $   636      $  1,768      $(10,751)

SIX MONTHS ENDED MARCH 31, 1999
   Revenues                          $303,906      $11,619      $    --      $     --      $315,525
   Gross Profit                      $ 23,790      $   632      $    --      $     --      $ 24,422
   Segment pretax profit (loss)      $ (5,233)     $(1,879)     $    --      $     --      $ (7,112)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell information technology products and services. The Company may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or in the Company's operations or business, and any or all of these factors may affect the Company's ability to achieve sales growth or may result in lower sales volume than currently experienced.

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A Significant portion of the Company's sales continuing to be to certain large customers, (II) Continued dependence by the Company on certain Allied Distributors, (III) Continued downward pricing pressures in the information technology market, (IV) The decision by the Company to expand its sales force into various new geographic territories in a virtual manner, (V) Quarterly fluctuations in results, (VI) Seasonal patterns of sales and client buying behaviors and potential fluctuation or decline in demand for the Company's products and services, (VII) Changing economic influences in the industry, (VIII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors
(IX) Dependence on intellectual property rights, (X)Delays in product development, (XI)The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders, (XII) Volatility of the Company's stock price, (XIII) Delays in the receipt of orders or in the shipment of products, (XIV) Any delay in execution and implementation of the Company's system development plans, (XV) Loss of minority ownership status,
(XVI) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products, (XVII) Changes in the costs or availability of products, (XVIII) Interruptions in transport or distribution,
(XIX) General business conditions in the economy, (XX) Inability to raise additional private or public capital necessary for development of the two internet businesses to that of a profitable enterprise.

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

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             MARCH 31,              MARCH 31,
                                        ------------------      ------------------
                                          2000       1999         2000       1999
                                        -------    -------      --------   -------
Net sales.............................    100.0%     100.0%        100.0%    100.0%
Cost of sales.........................     90.1       92.4          90.2      92.3
                                        -------    -------      --------   -------
  Gross profit........................      9.9        7.6           9.8       7.7
Selling and marketing expenses........     10.7        6.2           9.8       5.6
General and administrative expenses...      6.2        3.2           5.6       2.7
Non recurring charges.................      1.0        5.5           0.5       2.5
                                        -------    -------      --------   -------
  Operating (loss)....................     (8.0)      (7.3)         (6.1)     (3.1)
Interest expense......................     (0.5)      (0.6)         (0.5)     (0.6)
Other income, net.....................      0.1        0.0            --       0.0
Gain on sale of securities............      3.4        3.1           1.6       1.4
Minority interest.....................      0.5         --           0.7        --
                                        -------    -------      --------   -------
  (Loss) before taxes.................     (4.5)      (4.8)         (4.3)     (2.3)
(Credit) for income taxes.............      0.3        1.7           0.3       0.8
                                        -------    -------      --------   -------
  Net (loss)..........................     (4.2)%     (3.1)%        (4.0)%    (1.5)%
                                        =======    =======      ========   =======

COMPARISON OF THE SECOND QUARTER AND SIX MONTHS ENDED MARCH 31, 2000 (FISCAL
2000) AND 1999 (FISCAL 1999)

     NET SALES. Net sales decreased $28.8 million, or 19.9% to $116.1 million in the second quarter of fiscal 2000 from $144.9 million in fiscal 1999. The decrease in sales was attributable to a $36.6 million decrease in En Pointe's core business which was due in part to softness in the marketplace. Also contributing to the decrease was a continuation of implementation difficulties encountered during the transition to the new SAP business system in the first and second quarters of fiscal year 2000. Partially offsetting this decrease was an increase in net sales at firstsource corp. of $7.8 million for a 113% increase over the prior fiscal year period and a 17% increase over the prior sequential quarter.

     Service revenues increased $2.6 million, or 54% to $7.5 million in the second quarter of fiscal 2000 from $4.9 million in the prior fiscal year quarter and were 6.5% of total net consolidated sales versus 3.4% in the prior fiscal year quarter. Net sales under the IBM contract were $11.9 million and accounted for 10.3% of total consolidated net sales in the second quarter of fiscal 2000 compared with $26.3 million or 18.1% for the prior fiscal year quarter. Net sales under the IBM contract were adversely affected by systems implementation difficulties mentioned above.

     Net sales for the six months decreased $63.2 million, or 20.0% to $252.4 million from $315.5 million in the prior fiscal year period. Service revenues increased $4.3 million, or 43.4% to $14.2 million from $9.9 million in the prior fiscal year period. Sales under the IBM contract were $29.5 million and accounted for 11.7% of total consolidated net sales for the six months of fiscal 2000 compared with $61.6 million or 19.5% of total net sales in the prior fiscal year period.

     GROSS PROFIT. Gross profit increased $0.5 million, or 4.5% to $11.5 million in the second quarter of fiscal 2000 as compared to $11.0 million in the prior fiscal year quarter, which reflected an increase in margins in product sales. As a percentage of net sales, gross profits increased to 9.9% from 7.6% in the prior fiscal year quarter, and increased slightly compared with the 9.6% of the prior sequential quarter, reflecting improvements in product margins. Like trends were noted for the six months comparable periods as gross profits as a percentage of net sales increased to 9.8% from 7.7% in the prior year. As reported in the September 30, 1999 Form 10-K, the declining trend in gross profits in the computer industry appears to be abating and the growth in higher margin service sales is also contributing a positive factor.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $3.4 million, or 37.5% to $12.5 million in the second quarter of fiscal 2000, from $9.1 million in prior fiscal year quarter. The largest contributor to the increase was firstsource corp., incurring an additional $1.8 million related to advertising and increased selling expenses. In addition, En Pointe hired additional sales personnel that increased selling and related marketing expenses by $1.6 million. The additional expenses incurred were not accompanied by increased sales, as a result, selling and marketing expenses as a percentage of net sales, increased to 10.7% in 2000 from 6.2% in 1999.

     For the six month period, selling and marketing expenses increased $7.0 million, or 39.3% to $24.8 million, from the $17.8 million of the prior fiscal period. As a percentage of net sales, selling and marketing expenses increased to 9.8% from 5.6% in the prior year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.6 million, or 57.5% to $7.2 million in the second quarter of fiscal 2000, from $4.6 million in the prior fiscal year quarter. Most of the increase, $2.4 million, was attributable to the build up of staff and other administrative functions at firstsource corp. SupplyAccess was responsible for $1.7 million (net of $0.5 million reimbursement by En Pointe for outsourcing of the IT function) of the increase in general and administrative expenses. Most of the SupplyAccess general and administrative expenses incurred relate to their building of infrastructure and enhancement of their technical proprietary properties. Offsetting the above $4.1 million increase in expenses by the subsidiaries was a reduction in general and administrative expenses of En
Pointe of $1.5 million.

     As a percentage of net sales, general and administrative expenses increased 3.0% to 6.2% from 3.2% in the prior fiscal year quarter. Of the 3.0% increase, 1.2% is due to declining net sales volume, with the remaining 1.8% attributed to the costs noted above. General and administrative expenses for the quarter ended March 2000 remained relatively constant. When expressed as a percentage of the December 1999 quarter's net sales they were 5.3%, compared with 5.1% in the prior sequential quarter. Exclusive of the internet subsidiary and SupplyAccess, general and administrative expenses for the core business as a percentage of net sales decreased to 2.2% (before consideration for any unreimbursed operating costs transferred to SupplyAccess) for the second quarter of fiscal 2000 from 2.6% in the prior year fiscal quarter.

     For the six months period, general and administrative expenses increased $5.6 million, or 65.6% to $14.1 million, from $8.5 million in the prior fiscal period. As a percentage of net sales, general and administrative expenses increased to 5.6% from 2.7% in the prior fiscal period.

     NON-RECURRING CHARGE. On April 27, 2000, the Superior Court for the County of Los Angeles issued its ruling related to recovery of legal and other costs by the Plaintiff in the Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., matter described in the Company's Annual Report on Forms 10-K for the fiscal year ended September 30, 1999. The court ruled that the Plaintiff was entitled to attorneys' fees and costs of $1,112,853 and $105,249 respectively. Accordingly, $1.2 million was accrued for the March 31, 2000 quarter in recognition of this liability.

     OPERATING LOSS. Operating loss decreased $1.2 million, to a $9.3 million loss in the second quarter of fiscal 2000 from a $10.5 million loss in the prior fiscal year quarter. The decreased loss in the second quarter of fiscal 2000 was due to the decrease in non-recurring charges, chiefly from the prior year's higher non-recurring charges necessary to reserve for loss on impairment of the Ontario property. Because of the increase in operating expenses, the operating loss, as a percentage of net sales, increased to a negative 8.0% in the second fiscal quarter of 2000 from a negative 7.3% in the 1999 fiscal quarter.

     The operating loss for the six months period increased $5.6 million, to a $15.5 million loss from a $9.8 million loss in the prior fiscal period. As a percentage of net sales, the six months operating loss increased to 6.1% from 3.1% in the prior fiscal period.

     INTEREST EXPENSE. Interest expense decreased $0.3 million, or 35.7% to $0.6 million in the second quarter of fiscal 2000 from $0.9 million in the prior fiscal year quarter. The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales. A similar decline in interest expense was noted for the six months period as interest expense declined from $1.8 million to $1.2 million.

     GAIN ON SALE OF SECURITIES. In conjunction with the SupplyAccess private placement, marketable securities were acquired that produced a gain of $3.9 million upon sale. The securities were acquired on February 23, 2000 with a cost basis of $9.0 million. Of the $9.0 million of securities acquired, $6.8 million were sold for $10.7 million (net of brokerage). The remaining securities with a cost basis of $2.2 million were valued at $3.4 million at March 31, 2000. As of May 8, 2000, the current market valuation had declined to $1.1 million.

     MINORITY INTEREST. firstsource corp., formerly a wholly-owned subsidiary, on July 28, 1999 issued 2,659,336 shares of common stock, representing a minority interest of 28.6% in a private placement that grossed $9.3 million. On February 14, 2000, an additional 3,582,517 shares of convertible preferred stock, representing a cumulative minority interest of 48.4%, were offered in a private placement that grossed $15.0 million. The minority interest related to the firstsource corp. loss was $1.7 million, which expressed as a blended percentage of the minority interest in the loss for the period was 39.8%.

     On February 23, 2000, SupplyAccess, Inc. formerly a wholly-owned subsidiary, issued 12,000,000 shares of Series A convertible preferred stock in a private placement that grossed $18.0 million and represented a 46.1% minority interest. The minority interest related to SupplyAccess, Inc. income was $1.1 million, which expressed as a blended percentage of the minority interest in the income for the period was 47.9%.

     BENEFIT FOR INCOME TAXES. Because the subsidiaries are less than 80% owned, they may not be included in a consolidated tax filing with En Pointe. No tax benefit has been recognized for losses from firstsource corp., since the losses exceed taxable income available for refund and there is no assurance of taxable income in the future.

     NET (LOSS). Net loss increased $0.4 million, to a net loss of $4.9 million in the second quarter of fiscal 2000 from $4.5 million net loss in the prior fiscal year quarter. firstsource corp. was responsible for $2.6 million (net of minority interest of $1.7 million) of the consolidated net loss for the quarter. With SupplyAccess recording a substantial gain on sale of securities, net income of $1.2 million was recognized for the period.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 2000 operating activities provided cash totaling $8.9 million compared to $18.9 million cash provided in the prior fiscal year period. Most of the increase in cash provided by operating activities can be attributed to the decrease in accounts receivable.

     The Company's accounts receivable balance at March 31, 2000 and September 30, 1999, was $83.5 million and $101.7 million, respectively. The number of days' sales outstanding in accounts receivable as of March 31, 2000 and September 30, 1999 was 60 days and 56 days, respectively.

     Inventories also decreased $1.1 million (gross after adjustment for a $0.4 million increase in valuation reserve), which also was sales related.

     Investing activities used cash of $1.7 million during the six months ended March 31, 2000 compared with cash used of $0.9 million in the prior year fiscal period. Computer equipment and software accounted for most of the $1.7 million in purchases of property and equipment.

     Financing activities provided net cash totaling $13.5 million during the six months ended March 31, 2000. Proceeds from the sale of En Pointe stock to employees provided cash of $3.0 million. Another $30.5 million of net capital was raised from proceeds of shares of stock sold in two private placements by subsidiaries. On February 14, 2000, firstsource corp. sold 3,582,517 shares of common stock at $4.187 per share for a gross amount of $15 million. On February 23, 2000, SupplyAccess, Inc. sold 12,000,000 shares of Series A convertible preferred at $1.50 per share for a gross amount of $18 million. Net payments on lines of credit and other outstanding debt amounted to $20.0 million was the principal activity that used financing cash for the period.

     As of March 31, 2000, the Company had approximately $27.5 million in cash, including $0.1 million in restricted cash, and working capital of $50.3 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $70.0 million line with IBM Credit Corporation. As of March 31, 2000, such lines of credit provided for maximum aggregate borrowings of approximately $111.0 million, of which approximately $42.5 million was outstanding.

     Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis each April first unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company is negotiating waiver terms with IBMCC for non-compliance with certain loan covenants for the December 31, 1999 quarter and is in the process of obtaining a waiver for the March 31, 2000 quarter for non-compliance with one IBMCC loan covenant that relates to minimum consolidated net income as a percentage of net sales.

     On April 4, 2000, SupplyAccess completed a supplemental private placement for an additional 5,088,319 of Series A convertible preferred stock at $1.50 per share for a gross amount of $7.6 million. On April 27, 2000 SupplyAccess completed another supplemental private placement for an additional 2,666,666 shares of Serices A convertible preferred stock at $1.50 per share for a gross amount of $4.0 million.

     Currently, firstsource corp. is seeking to raise additional financing through a private placement. There can be no assurances that the private placements will be completed or will be completed on terms favorable to the Company. The Company believes that any financing raised from such private placement together with the current borrowing capacity under its lines of credit will provide sufficient working capital for the next twelve months.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's lines of credit bear interest at the prime rate less 0.25%. Assuming an increase of one-half a percentage point in the lenders' rate on October 1, 1999 and no change in the outstanding borrowings under the lines of credit at September 30, 1999, interest expense would increase by approximately $105,000 for the fiscal year 2000 as compared to fiscal year 1999.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-Kfor the year ended September 30, 1999, except as follows: in the Company's Annual Report on Forms 10-K for the fiscal year ended September 30 1999 (as filed with the Securities and Exchange Commission on January 13, 2000) the Company reported that in connection with that certain litigation originally filed April 29, 1997 in the Superior Court for the County of Los Angeles, under the case name Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., the court had taken under submission Plaintiffs' claim for costs and attorney's fees, but had not yet ruled. The Company then stated, in connection with the claim for attorney's fees, that it did not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000.On April 27, 2000, the court issued its ruling on Plaintiffs' request for attorneys' fees and costs. The court awarded plaintiffs $1,112,853 in attorneys' fees for a recovery of $50,000, as well as $105,249 in costs.

              The Company intends to appeal the Court's ruling on attorneys' fees. The Company believes that an award of $1,112,853 in attorneys' fees to recover $50,000 should not be sustained. Nonetheless, in view of the ruling, the Company has recognized a charge to reported income of approximately $1.175 million for the quarter ending March 31, 2000, to provide for this potential loss. The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these other proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company's annual meeting of stockholders was held on March 17, 2000. The stockholders elected all of the Company's nominees for director who constitute the entire Board of Directors. The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2000. The votes were as follows:



               1  Election of Directors:
                                                      Votes For      Withheld
                                                   -----------------------------
                        Attiazaz "Bob" Din            5,797,963      273,859
                        Naureen Din                   5,789,249      282,573
                        Zubair Ahmed                  5,806,555      265,267
                        Verdell Garroutte             5,807,269      264,553
                        Mark Briggs                   5,815,269      256,553


               2 Approve amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 40,000,000:

                        For                           5,759,787
                        Against                         308,435
                        Abstain                           3,600

               3  Appointment of PricewaterhouseCoopers LLP:

                        For                           5,757,761
                        Against                         312,261
                        Abstain                           1,800

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a. Exhibits

                 Exhibit
                 Number             Description
                 --------           ------------

                   27   Financial Data Schedule for the quarter ended
                        March 31, 2000

              b. On February 18, 2000, the Company filed a report on Form 8-K and announced that it's internet subsidiary, firstsource corp. completed a $15 million private placement of Series A convertible preferred stock. Total shares issued were 3,582,517.32 at $4.187 each and represented 27.8% of the total shares outstanding. At the conclusion of the sale, the Company's percentage ownership in firstsource corp. was 52%.

                 On March 2, 2000, the Company filed a report on Form 8-K and announced that it's web procurement business-to-business subsidiary, SupplyAccess, Inc., completed an $18 million initial private placement of Series Apreferred stock. Total shares issued were 12 million at $1.50 per share and represented 46.1% of the total shares outstanding. At the conclusion of the sale, the Company's percentage ownership in SupplyAccess, Inc. was 53.9%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EN POINTE TECHNOLOGIES, INC.
                                      ----------------------------
                                      (REGISTRANT)



Date: May 15, 2000                    By: /s/ Javed Latif
                                          ------------------------------------
                                          Javed Latif, Chief Financial Officer