Form 10-Q/A
period 2000-03-31
EN POINTE TECHNOLOGIES INC
filed 2000-05-22
CIK 1010305

================================================================================

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


                                      EN POINTE TECHNOLOGIES, INC.
                                      ----------------------------
                                      (REGISTRANT)



Date: May 22, 2000                    By: /s/ Javed Latif
                                          ------------------------------------
                                          Javed Latif, Chief Financial Officer