Form 10-Q/A
period 1999-12-31
EN POINTE TECHNOLOGIES INC
filed 2000-08-14
CIK 1010305

===============================================================================

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

              INDEX

EN POINTE TECHNOLOGIES, INC.


             PART I FINANCIAL INFORMATION                                                                                  Page
                                                                                                                        ------------

Item 1              Financial Statements

                    Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 1999                         3

                    Condensed Consolidated Statements of Operations and
                    Comprehensive Income - Three months ended December 31, 1999 and 1998                                     4

                    Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 1999 and 1998          5

                    Notes to Condensed Consolidated Financial Statements - December 31, 1999                                 6

Item 2              Management's Discussion and Analysis of Financial Condition and Results of Operations                    8

Item 3              Quantative and Qualitative Disclosure About Market Risk                                                   12

PART II OTHER INFORMATION                                                                                                   13

SIGNATURES                                                                                                                  14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             December 31,             September 30,
                                                                 1999                      1999
                                                           -------------------      --------------------
                                                               (Unaudited)
                                     ASSETS:
Current assets:
     Cash                                                $              5,039     $               6,838
     Restricted cash                                                      121                       120
     Accounts receivable, net                                         106,367                   101,707
     Inventories                                                       10,735                     8,588
     Refundable income taxes                                            1,867                     1,669
     Prepaid expenses and other current assets                          1,186                     1,005
                                                       -----------------------   -----------------------
         Total current assets                                         125,315                   119,927

Property and equipment, net of accumulated
     depreciation and amortization                                     12,855                    13,114

Other assets                                                              195                       568
                                                       -----------------------   -----------------------
          Total assets                                   $            138,365     $             133,609
                                                       =======================   =======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                    $             66,236     $              62,289
     Accounts payable                                                  22,762                    15,373
     Accrued liabilities                                               10,270                    10,960
     Other current liabilities                                          7,439                     7,413
     Current portion of notes payable                                     237                       278
     Deferred taxes                                                       119                       119
                                                       -----------------------   -----------------------
          Total current liabilities                                   107,063                    96,432
Long term liability and notes payable                                   5,538                     5,581
                                                       -----------------------   -----------------------
          Total liabilities                                           112,601                   102,013

Minority interest                                                          --                       512

Stockholders' equity:
     Common stock                                                           6                         6
     Additional paid-in capital                                        37,327                    36,896
     Unearned compensation                                             (1,393)                   (1,486)
     Accumulated deficit                                              (10,176)                   (4,332)
                                                       -----------------------   -----------------------
     Total stockholders' equity:                                       25,764                    31,084

                                                       -----------------------   -----------------------
     Total liabilities and stockholders' equity          $            138,365     $             133,609
                                                       =======================   =======================

            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three months ended
                                                                  December 31
                                                     --------------------------------------
                                                             1999                1998
                                                     ------------------  ------------------
     Net sales                                         $       136,233     $       170,607
     Cost of sales                                             123,126             157,225
                                                     ------------------  ------------------
          Gross profit                                          13,107              13,382

     Selling and marketing expenses                             12,374               8,765
     General and administrative expenses                         6,890               3,940
                                                     ------------------  ------------------
          Operating (loss) income                               (6,157)                677

     Interest expense                                              595                 855
     Other income, net                                             (65)                (31)
     Minority interest                                            (512)                 --
                                                     ------------------  ------------------
          (Loss) Income before income taxes                     (6,175)               (147)

     Benefit for income taxes                                     (331)                (60)
                                                     ------------------  ------------------
          Net (loss)                                   $        (5,844)    $           (87)
                                                     ==================  ==================
                Net (loss) per share:
                  Basic                                $         (0.96)    $         (0.01)
                                                     ==================  ==================
                  Diluted                              $         (0.96)    $         (0.01)
                                                     ==================  ==================

          Weighted average shares outstanding:
                  Basic                                          6,109               5,924
                                                     ==================  ==================
                  Diluted                                        6,109               5,924
                                                     ==================  ==================

     Comprehensive (loss) income:
        Net (loss)                                    $         (5,844)                (87)
        Other comprehensive income
           Unrecognized holding gains                                                1,593
                                                     ------------------  ------------------
        Comprehensive (loss) income                   $         (5,844)   $          1,506
                                                     ==================  ==================

            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                         Three months ended
                                                                            December 31,
                                                               ---------------------------------------
                                                                       1999                 1998
                                                               ------------------   ------------------
     Cash flows from operating activities:
       Net loss                                                  $        (5,844)    $            (87)
       Adjustments to reconcile net loss
        to net cash used by operations:
         Depreciation and amortization                                       722                  686
         Deferred compensation                                                93                   --
         Allowance for inventory and doubtful accounts                     1,014                 (142)
         Minority interest in loss of subsidiary                            (512)                  --

         Net change in operating assets and
           liabilities                                                    (1,103)              (2,200)
                                                                   --------------      ---------------
         Net cash (used) by operating activities                          (5,630)              (1,743)

     Cash flows from investing activities:
     Purchase of property and equipment                                     (463)                (303)
                                                               ------------------   ------------------
          Net cash used by investing activities                             (463)                (303)


     Cash flows from financing activities:
      Net borrowings (payments) under lines of credit                      3,947                 (508)
      Proceeds from notes payable                                             --                2,000
      Payment on notes payable                                               (84)                (229)
      Proceeds from sales of stock to employees                              431                  129
                                                               ------------------   ------------------
          Net cash provided by financing activities                        4,294                1,392


                                                                  ---------------      ---------------
     Decrease in cash                                            $        (1,799)    $           (654)
                                                                   ==============      ===============

     Supplemental disclosures of cash flow information:
         Interest paid                                           $           621     $            855
                                                                   ==============      ===============
         Income taxes paid                                       $             3     $          2,198
                                                                   ==============      ===============
     Non-cash financing and investing activities:
        Unrealized gain on equity holdings, net of taxes         $            --     $          1,593
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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

                                                           Three Months Ended December 31,
                                                     ------------------------------------------
                                                               1999              1998
                                                     ------------------      ------------------
                                                       (In Thousands Except Per Share Amounts)
Net (loss) income                                    $          (5,844)      $             (87)
                                                     ==================      ==================
Weighted-average shares outstanding                              6,109                   5,924
Effect of dilutive securities:
   Dilutive potential of options and warrants                       --                      --
Weighted-average shares and share equivalents        ------------------      ------------------
   outstanding                                       $           6,109       $           5,924
                                                     ==================      ==================
Basic (loss) income per share                        $           (0.96)                  (0.01)
                                                     ==================      ==================
Diluted (loss) income per share                      $           (0.96)      $           (0.01)
                                                     ==================      ==================

     The dilutive potential of stock options and warrants has been excluded from the calculation of diluted loss per share in 1999 and 1998 because the effect of their inclusion would have been anti-dilutive.

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

     The tables below present information (in thousands) about reported segments for the three month period ended December 31, 1999 and 1998:

                                                                                               Inter-Co
                                                                                              Elimination
                                                En Pointe                                    and Minority
                                              Technologies     firstsource    SupplyAccess     Interest         Total
                                              ------------     -----------    -------------  -------------  --------------
                                                                              (In Thousands)
Three Months Ended December 31,1999
   Revenues                                   $   123,716    $   12,517    $           --    $       --    $   136,233
   Gross Profit                               $    12,164    $      943    $           --    $       --    $    13,107
   Segment pretax profit (loss)               $      (945)   $   (4,104)   $       (1,638)   $      512    $    (6,175)
Segment Assets                                $   128,358    $    7,438    $        4,198    $   (1,629)   $   138,365

Three Months Ended December 31, 1998
   Revenues                                   $   165,870    $    4,737    $           --    $       --     $  170,607
   Gross Profit                               $    13,163    $      219    $           --    $       --     $   13,382
   Segment pretax profit (loss)               $       529    $     (676)   $           --    $       --     $     (147)
   Segment Assets                             $   144,642    $    3,915    $           --    $   (1,637)    $  146,920


NOTE 5 - MINORITY INTEREST

     At December 31, 1999, minority interest represents approximately 2,660,000 shares of common stock of firstsource corp., one of the Company's subsidiaries. The financial statements have been revised for the three months ended December 31, 1999 to reduce the previous allocation of losses to the minority interests in consolidated subsidiaries. The impact was to increase consolidated net loss for the three months ended December 31, 1999 by $662,000 to $5,844,000 and increase net loss per share by $0.11 to $0.96.

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

                                                                          Three Months Ended
                                                                             December 31,
                                                                      -------------------------
                                                                           1999          1998
                                                                       ----------     ---------
Net sales ..........................................................       100.00%     100.0%

Cost of sales ......................................................         90.4       92.2
                                                                       ----------     ---------
  Gross profit .....................................................          9.6        7.8
Selling and marketing expenses .....................................          9.0        5.1
General and administrative expenses ................................          5.1        2.3
                                                                       ----------     ---------
  Operating income .................................................          4.5        0.4
Interest expense ...................................................          0.4        0.5
Other income, net ..................................................          0.0        0.0
Minority interest...................................................         (0.4)        --
                                                                       ----------     ---------
  Income (loss) before taxes .......................................         (4.5)      (0.1)
Provision (credit) for income taxes.................................         (0.2)       0.0
                                                                       ----------     ---------
  Net income (loss) ................................................         (4.3)%     (0.1)%
                                                                       ==========     =========

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

COMPARISON OF THE FIRST QUARTER ENDED DECEMBER 31, 1999 (FISCAL 2000) AND 1998 (FISCAL 1999)

    NET SALES. Net sales decreased $34.4 million, or (20.1)% to $136.2 million in the first quarter of fiscal 2000 from $170.6 million in fiscal 1999. The decrease in sales was attributable to a $42.2 million decrease in En Pointe's core business which was due to softness in the marketplace as a result of concerns about the Year 2000 ("Y2K") effect on technology products. Also contributing to the decrease were implementation difficulties encountered during the transition to new business systems in the first quarter of fiscal year 2000. Partially offsetting this decrease was an increase in net sales at firstsource.com of $7.8 million for a 164% increase over the prior fiscal year period and a 24% increase over the prior sequential quarter.

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

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.0 million, or 74.9% to $6.9 million in the first quarter of fiscal 2000, from $3.9 million in the prior fiscal year quarter. Most of the increase, $2.0 million, was attributable to the build up of staff and other administrative functions at firstsource.com. SupplyAccess was responsible for the balance of the increase in general and administrative expenses. Of the total $2.1 million of general and administrative expenses incurred by SupplyAccess, about $1.7 million were for expenses that would have been incurred by En Pointe that were outsourced for a $500,000 quarterly fee. Included in the $1.7 million of costs transferred by En Pointe were approximately $0.9 million of normal operating expenses for payroll related costs and depreciation and amortization, and $0.8 million business processing reengineering.

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

     MINORITY INTEREST. firstsource.com, a formerly wholly-owned subsidiary, on July 28, 1999 issued 2,659,886 shares of common stock in a private placement that grossed $9.3 million and resulted in the Company's ownership declining to 71.4%. Minority interest reflects the allocable portion of the subsidiary's loss.

    NET (LOSS). Net loss increased $5.7 million, to a net loss of $5.8 million in the first quarter of fiscal 2000 from $0.1 million net loss in the prior fiscal year quarter. firstsource.com was responsible for $2.9 million, net of minority interest of $0.5 million, of the consolidated net loss for the quarter.

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

    Inventories also increased $2.1 million, which in large part was also due to the intensity of sales activity in the last month of the quarter.

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

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis each April first unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver for non-compliance with two IBMCC loan covenants at December 31, 1999 relating to minimum consolidated net income as a percentage of sales and debt to tangible net worth.

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

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereupon duly authorized.


                                           En Pointe Technologies, Inc.
                                           ----------------------------
                                           (REGISTRANT)


Date:  August 14, 2000                          By: /s/Kevin D. Ayers
                                                   -----------------------
                                                    Kevin D. Ayers, Chief
                                                    Financial Officer