Form 10-Q/A
period 2000-03-31
EN POINTE TECHNOLOGIES INC
filed 2000-08-14
CIK 1010305

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


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

                                                                 March 31,               September 30,
                                                                   2000                     1999
                                                           --------------------      --------------------
                                                               (Unaudited)
                             ASSETS:
Current assets:
     Cash                                                $              27,492     $               6,838
     Restricted cash                                                       122                       120
     Marketable securities                                               2,752
     Accounts receivable, net                                           83,460                   101,707
     Inventories                                                         7,075                     8,588
     Refundable income taxes                                             5,197                     1,669
     Prepaid expenses and other current assets                           1,762                     1,005
                                                        -----------------------  ------------------------
         Total current assets                                          127,860                   119,927

Property and equipment, net of accumulated
     depreciation and amortization                                      13,173                    13,114

Other assets                                                               161                       568
                                                        -----------------------  ------------------------
          Total assets                                   $             141,194     $             133,609
                                                        =======================  ========================

                LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Borrowings under lines of credit                    $              42,511     $              62,289
     Accounts payable                                                   13,893                    15,373
     Accrued liabilities                                                13,093                    10,960
     Other current liabilities                                           7,369                     7,413
     Current portion of notes payable                                      194                       278
     Deferred taxes                                                        503                       119
                                                        -----------------------  ------------------------
          Total current liabilities                                     77,563                    96,432
Long term liability and notes payable                                    5,509                     5,581
                                                        -----------------------  ------------------------
          Total liabilities                                             83,072                   102,013

Minority interest                                                       31,684                       512

Stockholders' equity:
     Common stock                                                            6                         6
     Additional paid-in capital                                         42,842                    36,896
     Unearned compensation                                              (1,300)                   (1,486)
     Unrealized holding gains                                              576
     Accumulated deficit                                               (15,686)                   (4,332)
                                                        -----------------------  ------------------------
     Total stockholders' equity:                                        26,438                    31,084

                                                        -----------------------  ------------------------
     Total liabilities and stockholders' equity          $             141,194     $             133,609
                                                        =======================  ========================

            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three months ended                         Six months ended
                                                              March 31,                                March 31,
                                                --------------------------------------      ---------------------------------
                                                        2000                1999                  2000              1999
                                                ------------------  ------------------      ---------------  ----------------
Net sales                                        $        116,136    $        144,918        $     252,368     $     315,525
Cost of sales                                             104,597             133,878              227,722           291,103
                                                ------------------  ------------------      ---------------  ----------------
     Gross profit                                          11,539              11,040               24,646            24,422

Selling and marketing expenses                             12,461               9,065               24,835            17,830
General and administrative expenses                         7,201               4,571               14,091             8,511
Non-recurring charges                                       1,173               7,917                1,173             7,917
                                                ------------------  ------------------      ---------------  ----------------
     Operating loss                                        (9,296)            (10,513)             (15,453)           (9,836)

Interest expense                                             (589)               (916)              (1,185)           (1,771)
Other income, net                                             100                  36                  165                67
Gain on sale of assets                                      3,938               4,428                3,938             4,428
Minority interest                                        --                  --                        512            --
                                                ------------------  ------------------         ------------      ------------
    Loss before income taxes                               (5,847)             (6,965)             (12,023)           (7,112)

Benefit for income taxes                                      340               2,429                  669             2,489
                                                ------------------  ------------------         ------------      ------------
     Net loss                                    $         (5,507)   $         (4,536)       $     (11,354)    $      (4,623)
                                                ==================  ==================      ===============  ================
           Net loss per share:
             Basic                               $          (0.87)   $          (0.76)       $       (1.83)            (0.78)
                                                ==================  ==================      ===============      ============
             Diluted                             $          (0.87)   $          (0.76)       $       (1.83)            (0.78)
                                                ==================  ==================      ===============      ============

     Weighted average shares outstanding:
             Basic                                          6,302               5,935                6,205             5,929
                                                ==================  ==================      ===============  ================
             Diluted                                        6,302               5,935                6,205             5,929
                                                ==================  ==================      ===============  ================

Comprehensive loss:
   Net loss.                                     $         (5,507)   $         (4,536)       $     (11,354)    $      (4,623)
   Other comprehensive income
      Unrecognized holding gains                              576            --                        576           --
                                                ------------------  ------------------         ------------      ------------
   Comprehensive loss                            $         (4,931)   $         (4,536)       $     (10,778)    $      (4,623)
                                                ==================  ==================      ===============  ================

            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
(IN THOUSANDS)

                                                                          Six months ended
                                                                              March 31,
                                                                ---------------------------------------
                                                                         2000                1999
                                                                -------------------  ------------------
Cash flows from operating activities:
  Net loss                                                       $        (11,354)   $         (4,623)
  Adjustments to reconcile net loss
   to net cash used by operations:
    Depreciation and amortization                                           1,438               1,447
    Reserve for loss on impairment of property                                                  6,192
    Deferred compensation                                                     186            --
    Allowance for inventory, doubtful accounts, and other                   1,528                  26
    Minority interest in subsidiary operations                               (512)           --
    Net change in operating assets and
      liabilities                                                          17,583              15,855
                                                               -------------------  ------------------
    Net cash provided by operating activities                               8,869              18,897

Cash flows from investing activities:
 Purchase of property and equipment                                        (1,747)               (926)
                                                               -------------------  ------------------
    Net cash used by investing activities                                  (1,747)               (926)

Cash flows from financing activities:
 Net payments under lines of credit                                       (19,778)            (18,186)
 Net proceeds from sale of shares in subsidiary                            30,509
 Payment on notes payable                                                    (156)               (429)
 Proceeds from sales of stock to employees                                  2,957                 129
                                                               -------------------  ------------------
     Net cash provided (used) by financing activities                      13,532             (18,486)

                                                               -------------------  ------------------
Increase (Decrease) in cash                                      $         20,654    $           (515)
                                                               ===================  ==================

Supplemental disclosures of cash flow information:
    Interest paid                                                $          1,185    $          1,255
                                                               ===================  ==================
    Income taxes paid                                            $              3    $          2,212
                                                               ===================  ==================
Non-cash financing and investing activities:

   Unrealized gain on equity holdings, net of taxes              $            576
                                                               ===================

Tax benefit related to stock options                             $          2,989
                                                               ===================

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

                                                                           Three Months Ended March 31,
                                                                     ---------------------------------------
                                                                              2000              1999
                                                                     -------------------   -----------------
                                                                     (In Thousands Except Per Share Amounts)
                                                                     ---------------------------------------
Net (loss) income                                                        $   (5,507)         $  (4,536)
                                                                         ===========         ==========
Weighted-average shares outstanding                                           6,302              5,935
Effect of dilutive securities:
   Dilutive potential of options and warrants                                    --                 --
Weighted-average shares and share equivalents                            -----------         ----------
   outstanding                                                           $    6,302          $   5,935
                                                                         ===========         ==========
Basic (loss) income per share                                            $    (0.87)         $   (0.76)
Diluted (loss) income per share                                          ===========         ==========
                                                                         $    (0.87)         $   (0.76)
                                                                         ===========         ==========

                                                                             Six Months Ended March 31,
                                                                     ---------------------------------------
                                                                              2000               1999
                                                                     -------------------   -----------------
                                                                     (In Thousands Except Per Share Amounts)
                                                                     ---------------------------------------
Net (loss) income                                                        $  (11,354)         $  (4,623)
                                                                         ===========         ==========
Weighted-average shares outstanding                                           6,205              5,929
Effect of dilutive securities:
   Dilutive potential of options and warrants                                    --                  --
Weighted-average shares and share equivalents                            -----------         ----------
   outstanding                                                           $    6,205          $   5,929
                                                                         ===========         ==========

Basic (loss) income per share                                            $    (1.83)         $   (0.78)
                                                                         ===========         ==========
Diluted (loss) income per share                                          $    (1.83)         $   (0.78)
                                                                         ===========         ==========

     The dilutive potential of stock options and warrants has been excluded from the calculation of diluted loss per share in 2000 and 1999 because the effect of their inclusion would have been anti-dilutive.

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

     In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

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

     The tables below present information (in thousands) about reported segments for the three month and six month periods ended March 31, 2000 and 1999:

                                    EN POINTE                                     INTER-CO
                                  TECHNOLOGIES    FIRSTSOURCE    SUPPLYACCESS   ELIMINATIONS       TOTAL
                                  ------------    ------------   ------------   ------------   -------------
                                                              (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000
    Revenues                      $   101,453     $   14,683     $     --       $     --       $   116,136
    Gross Profit                  $    10,069     $    1,470     $     --       $     --       $    11,539
    Segment pretax profit (loss)  $    (3,836)    $   (2,569)    $      1,184   $      (626)   $    (5,847)
    Segment Assets                $   110,116     $   19,399     $     23,520   $   (11,841)   $   141,194

THREE MONTHS ENDED MARCH 31, 1999
    Revenues                      $    138,036    $    6,882     $     --       $     --       $    144,918
    Gross Profit                  $     10,626    $      414     $     --       $     --       $     11,040
    Segment pretax profit (loss)  $     (5,762)   $   (1,203)    $     --       $     --       $     (6,965)
    Segment Assets                $    108,009    $    3,943     $     --       $     --       $    111,952

SIX MONTHS ENDED MARCH 31, 2000
    Revenues                      $    225,168    $   27,200     $     --       $     --       $    252,368
    Gross Profit                  $     22,234    $    2,412     $     --       $     --       $     24,646
    Segment pretax profit (loss)  $     (4,781)   $   (8,374)    $        636   $       496    $    (12,023)

SIX MONTHS ENDED MARCH 31, 1999
     Revenues                     $    303,906    $   11,619     $     --       $     --       $    315,525
     Gross Profit                 $     23,790    $      632     $     --       $     --       $     24,422
     Segment pretax profit (loss) $     (5,233)   $   (1,879)    $     --       $     --       $     (7,112)

NOTE 5 - MINORITY INTEREST

   At March 31, 2000 minority interest represents approximately 2,660,000 shares of common stock and 3,583,000 shares of Series A convertible preferred stock of firstsource corp and 12,000,000 shares of Series A convertible preferred stock of SupplyAccess, Inc. The financial statements have been revised for the three and six months ended March 31, 2000 to reduce the previous allocations of losses to the minority interests in consolidated subsidiaries. The impact was to increase consolidated net loss for the three and six months ended March 31, 2000 by $610,000 to $5,507,000 and $1,272,000 to $11,354,000 respectively. The impact on earnings per share for the three and six months ended March 31, 2000 was to increase net loss per share by $0.09 to $0.87 and by $0.21 to $1.83, respectively.

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

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                    Three Months Ended          Six Months Ended
                                                         March 31,                 March 31,
                                                    ------------------         ------------------
                                                     2000       1999            2000        1999
                                                    -------   --------         ---------   -------
Net sales ..................................         100.0 %    100.0 %          100.0 %    100.0 %
Cost of sales ..............................          90.1       92.4             90.2       92.3
                                                    -------   --------         ---------   -------
    Gross profit............................           9.9        7.6              9.8        7.7
Selling and marketing expenses .............          10.7        6.2              9.8        5.6
General and administrative expenses ........           6.2        3.2              5.6        2.7
Non recurring charges ......................           1.0        5.5              0.5        2.5
                                                    -------   --------         ---------   -------
    Operating (loss) .......................          (8.0)      (7.3)            (6.1)      (3.1)
Interest expense ...........................          (0.5)      (0.6)            (0.5)      (0.6)
Other income, net ..........................           0.1        0.0               --        0.0
Gain on sale of securities .................           3.4        3.1              1.6        1.4
Minority interest ..........................            --         --              0.2         --
                                                    -------   --------         ---------   -------
    (Loss) before taxes ....................          (5.0)      (4.8)            (4.8)      (2.3)
Credit for income taxes ....................           0.3        1.7              0.3        0.8
                                                    -------   --------         ---------   -------
    Net (loss) .............................          (4.7) %    (3.1) %          (4.5) %    (1.5) %
                                                    =======   ========         =========   =======

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

       Net sales for the six months decreased $ 63.2 million, or 20.0% to $252.4 million from $315.5 million in the prior fiscal year period. Service revenues increased $4.3 million, or 43.4% to $14.2 million from $9.9 million in the prior fiscal year period. Sales under the IBM contract were $29.5 million and accounted for 11.7% of total consolidated net sales for the six months of fiscal 2000 compared with $61.6 million or 19.5% of total net sales in the prior fiscal year period.

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

     MINORITY INTEREST. firstsource corp., formerly a wholly-owned subsidiary, on July 28, 1999 issued 2,659,336 shares of common stock, representing a minority interest of 28.6% in a private placement that grossed $9.3 million. On February 14, 2000, an additional 3,582,517 shares of convertible preferred stock, representing a cumulative minority interest of 48.4%, were offered in a private placement that grossed $15.0 million. The minority interest related to the firstsource corp. loss was $0.5 million.

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

    NET (LOSS). Net loss increased $1.0 million, to a net loss of $5.5 million in the second quarter of fiscal 2000 from $4.5 million net loss in the prior fiscal year quarter. firstsource corp. was responsible for $2.6 million (net of minority interest of $0.5 million) of the consolidated net loss for the quarter. With SupplyAccess recording a substantial gain on sale of securities, net income of $1.2 million was recognized for the period.

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

   Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis each April first unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company has obtained a waiver for the March 31, 2000 quarter for non-compliance with one IBMCC loan covenant that relates to minimum consolidated net income as a percentage of net sales .

On April 4, 2000, SupplyAccess completed a supplemental private placement for an additional 5,088,319 of Series A convertible preferred stock at $1.50 per share for a gross amount of $7.6 million. On April 27, 2000 SupplyAccess completed another supplemental private placement for an additional 2,666,666 shares of Serices A convertible preferred stock at $1.50 per share for a gross amount of $4.0 million

Currently, firstsource corp. is seeking to raise additional financing through a private placement. There can be no assurances that the private placements will be completed or will be completed on terms favorable to the Company. The Company believes that any financing raised from such private placement together with the current borrowing capacity under its lines of credit will provide sufficient working capital for the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-Kfor the year ended September 30, 1999, except as follows: in the Company's Annual Report on Forms 10-K for the fiscal year ended September 30 1999 (as filed withthe Securities and Exchange Commission on January 13, 2000) the Company reported that in connection with that certain litigation originally filed April 29, 1997 in the Superior Court for the County of Los Angeles, under the case name Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., the court had taken under submission Plaintiffs' claim for costs and attorney's fees, but had not yet ruled. The Company then stated, in connection with the claim for attorney's fees, that it did not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000.On April 27, 2000, the court issued its ruling on Plaintiffs' request for attorneys' fees and costs. The court awarded plaintiffs $1,112,853 in attorneys' fees for a recovery of $50,000, as well as $105,249 in costs.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.  Exhibits

                  Exhibit
                  Number             Description
                  ------             -----------
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

                                 EN POINTE TECHNOLOGIES, INC.

                                 (REGISTRANT)

Date:    August 14, 2000             By:  /s/ Kevin D. Ayers
                                        ---------------------------------------
                                        Kevin D. Ayers, Chief Financial Officer