Form 10-Q
period 2000-06-30
EN POINTE TECHNOLOGIES INC
filed 2000-08-14
CIK 1010305

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________  to ______________

                        Commission File Number 000-28052


                          EN POINTE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


State or other jurisdiction of                           I.R.S. Employer I. D.
incorporation or organization: Delaware                  Number:  75-2467002

 100 N. Sepulveda Blvd., 19th Floor
       El Segundo, California                            90245
(Address of principal executive offices)                 (ZIP CODE)


      Registrant's telephone number, including area code:  (310) 725-5200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO
                                       ---    ----

As of August 14, 2000, 6,529,354 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================

INDEX

EN POINTE TECHNOLOGIES, INC.



PART I FINANCIAL INFORMATION

         Item 1    Financial Statements

                   Condensed Consolidated Balance Sheets - June 30, 2000 (unaudited) and September 30, 1999

                   Condensed Consolidated Statements of Operations and Comprehensive Income - Three months and
                      Nine Months ended June 30, 2000 and 1999 (unaudited)

                   Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2000 and 1999
                      (unaudited)

                   Notes to Condensed Consolidated Financial Statements - June 30, 2000

         Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3    Quantative and Qualitative Disclosure About Market Risk

        PART II    OTHER INFORMATION

                   SIGNATURES



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




                                                                 June 30,               September 30,
                                                                    2000                      1999
                                                         -----------------------   -----------------------
                                                              (Unaudited)
                                                 ASSETS:
Current assets:
     Cash                                                 $               1,935     $               6,838
     Restricted cash                                                         73                       120
     Accounts receivable, net                                            76,503                   101,707
     Inventories                                                         10,210                     8,588
     Refundable income taxes                                              3,980                     1,669
     Prepaid expenses and other current assets                            1,015                     1,005
                                                         -----------------------   -----------------------
         Total current assets                                            93,716                   119,927

Property and equipment, net of accumulated
     depreciation and amortization                                        7,490                    13,114

Other assets                                                                 --                       568
                                                         -----------------------   -----------------------
          Total assets                                    $             101,206     $             133,609
                                                         =======================   =======================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                     $              43,088     $              62,289
     Accounts payable                                                    11,564                    15,373
     Accrued liabilities                                                 10,340                    10,960
     Other current liabilities                                            7,437                     7,413
     Current portion of notes payable                                        77                       278
     Deferred taxes                                                         119                       119
                                                         -----------------------   -----------------------
          Total current liabilities                                      72,625                    96,432
Long term liability and notes payable                                     5,442                     5,581
Losses in excess of investments in
  unconsolidated affiliates                                               6,858
                                                         -----------------------   -----------------------
          Total liabilities                                              84,925                   102,013

Minority Interest                                                                                     512

Stockholders' equity:
     Common stock                                                             6                         6
     Additional paid-in capital                                          41,690                    36,896
     Unearned compensation                                                                         (1,486)
     Treasury stock                                                        (586)
     (Accumulated deficit)                                              (24,829)                   (4,332)
                                                         -----------------------   -----------------------
     Total stockholders' equity:                                         16,281                    31,084

                                                         -----------------------   -----------------------
     Total liabilities and stockholders' equity           $             101,206     $             133,609
                                                         =======================   =======================



            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               Three months ended                         Nine months ended
                                                                    June 30,                                  June 30,
                                                     ---------------------------------------      ----------------------------------
                                                             2000                 1999                   2000              1999
                                                     ------------------   ------------------      ----------------  ----------------
     Net sales                                         $       118,372     $        182,938        $      370,741     $     498,463
     Cost of sales                                             107,424              169,215               335,146           460,318
                                                     ------------------   ------------------      ----------------  ----------------
          Gross profit                                          10,948               13,723                35,595            38,145

     Selling and marketing expenses                             11,940                9,275                36,775            27,104
     General and administrative expenses                         5,045                5,369                19,136            13,881
     Non-recurring charges                                       1,544                   --                 2,717             7,917
                                                     ------------------   ------------------      ----------------  ----------------
          Operating (loss) income                               (7,581)                (921)              (23,033)          (10,757)

     Interest expense                                              476                  624                 1,814             2,395
     Other income, net                                            (498)                (105)                 (816)             (172)
     Gain on sale of property and securities                        --                                     (3,938)           (4,428)
     Minority interest                                              --                   --                  (512)               --
                                                     ------------------   ------------------      ----------------  ----------------
          (Loss) Income before income taxes                     (7,559)              (1,440)              (19,581)           (8,552)
            and equity in loss of affiliates

     Benefit for income taxes                                   (1,516)                (504)               (2,188)           (2,993)
     Equity in losses of affiliates                              2,960                   --                 2,960                --
                                                     ------------------   ------------------      ----------------  ----------------
          Net (loss)                                   $        (9,003)    $           (936)       $      (20,353)    $      (5,559)
                                                     ==================   ==================      ================  ================
                Net (loss) per share:
                  Basic                                $         (1.38)    $          (0.16)       $        (3.20)            (0.94)
                                                     ==================   ==================      ================  ================
                  Diluted                              $         (1.38)    $          (0.16)       $        (3.20)            (0.94)
                                                     ==================   ==================      ================  ================

          Weighted average shares outstanding:
                  Basic                                          6,537                5,935                 6,363             5,931
                                                     ==================   ==================      ================  ================
                  Diluted                                        6,537                5,935                 6,363             5,931
                                                     ==================   ==================      ================  ================

     Comprehensive (loss) income:
        Net (loss)                                    $         (9,003)    $           (936)       $      (20,353)    $      (5,559)
        Other comprehensive income
           Unrecognized holding gains                               --                   --                   576                --
                                                     ------------------   ------------------      ----------------  ----------------
        Comprehensive (loss) income                   $         (9,003)    $           (936)       $      (19,777)    $      (5,559)
                                                     ==================   ==================      ================  ================


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                                     Nine months ended
                                                                                         June 30,
                                                                               --------------------------------
                                                                                   2000                1999
                                                                               ------------        ------------
Cash flows from operating activities:
  Net loss                                                                     $    (20,353)       $     (5,559)
  Adjustments to reconcile net loss to net cash used
    by operations:
    Amortization of deferred compensation                                               233                --
    Depreciation and amortization                                                     2,415               2,262
    Loss from Disposal of Assets                                                         88                --
    Impairment loss - Ontario facility                                                 --                 6,092
    Allowance for inventory, doubtful accounts, and other                             2,497                 467
    Equity in the loss of affiliates, net of tax                                      2,960                --
    Minority interest in subsidiary loss                                               (512)               --
    Net change in operating assets and
      liabilities                                                                    20,641               5,196
                                                                               ------------        ------------
    Net cash provided by operating activities                                         7,969               8,458

Cash flows from investing activities:
 Proceeds on sale of property                                                          --                 5,500
 Net equity in deconsolidated subsidiaries                                          (13,210)               --
 Purchase of property and equipment                                                  (2,954)             (2,662)
                                                                               ------------        ------------
     Net cash (used) provided by investing activities                               (16,164)              2,838


Cash flows from financing activities:
 Net payments under lines of credit                                                 (14,692)             (5,271)
 Losses in excess of investment in unconsolidated affiliates                          6,858                --
 Net proceeds from sale of shares in subsidiaries                                    31,684                --
 Payments on notes payable                                                             (304)             (7,083)
 Proceeds from sales of stock to employees                                            3,348                 315
 Payments for purchases of treasury stock                                              (999)               --
                                                                               ------------        ------------
     Net cash provided (used) by financing activities                                25,895             (12,039)
                                                                               ------------        ------------
Increase (Decrease) in cash                                                    $     17,700        $       (743)
                                                                               ============        ============

Supplemental disclosures of cash flow information:
    Interest paid                                                              $      1,814        $      2,734
                                                                               ============        ============
    Income taxes (refunded) paid                                               $     (1,419)       $      2,212
                                                                               ============        ============
Non-cash financing and investing activities:
   Unrealized gain on equity holdings, net of taxes                            $        577
                                                                               ============

Tax benefit related to stock options                                           $      1,670
                                                                               ============


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at June 30, 2000, and the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K and Annual Report as of September 30, 1999.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE



                                                           THREE MONTHS ENDED JUNE 30,
                                                     ----------------------------------------
                                                          2000                     1999
                                                     -------------              -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     ----------------------------------------
Net (loss) income                                    $      (9,003)             $        (936)
                                                     =============              =============
Weighted-average shares outstanding                          6,537                      5,935
Effect of dilutive securities:
     Dilutive potential of options and warrants                 --                         --
Weighted-average shares and share equivalents        -------------              -------------
     outstanding                                     $       6,537              $       5,935
                                                     =============              =============

Basic (loss) income per share                        $       (1.38)             $       (0.16)
                                                     =============              =============
Diluted (loss) income per share                      $       (1.38)             $       (0.16)
                                                     =============              =============



                                                             NINE MONTHS ENDED JUNE 30,
                                                     ----------------------------------------
                                                          2000                     1999
                                                     -------------              -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     ----------------------------------------
Net (loss) income                                    $     (20,353)             $      (5,559)
                                                     =============              =============
Weighted-average shares outstanding                          6,363                      5,931
Effect of dilutive securities:
     Dilutive potential of options and warrants                 --                         --
Weighted-average shares and share equivalents        -------------              -------------
     outstanding                                     $       6,363              $       5,931
                                                     =============              =============

Basic (loss) income per share                        $       (3.20)             $       (0.94)
                                                     =============              =============
Diluted (loss) income per share                      $       (3.20)             $       (0.94)
                                                     =============              =============



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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock issued to Employees." Management does not believe that the adoption of FIN No. 44 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4 - SEGMENT INFORMATION

     The Company consisted primarily of three business units (companies), En Pointe Technologies, Inc., firstsource corp., (previously known as firstsource.com, inc. and prior to that Purchase Pointe. Inc.), and SupplyAccess, Inc. En Pointe and firstsource have separate management teams, infrastructures and facilities. At one point, SupplyAccess, did share with En Pointe some of its infrastructure and facilities.

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

     Both firstsource and SupplyAccess were deconsolidated during the current June quarter (see Note 6). Thus, the segment information below presents operations for firstsource and SupplyAccess through the dates of deconsolidation of May 16, 2000 and April 4, 2000, respectively. All amounts are in thousands.


                                             EN POINTE                                                INTER-CO
                                            TECHNOLOGIES       FIRSTSOURCE       SUPPLYACCESS        ELIMINATIONS        TOTAL
                                          ----------------    -------------     ----------------   ----------------    -----------
                                                                                 IN THOUSANDS

THREE MONTHS ENDED JUNE 30, 2000

  Revenues                                $        111,389    $      10,181     $         --       $  (3,198)          $   118,372
  Gross Profit                            $         10,657    $         949     $         --       $    (658)          $    10,948
  Segment pretax profit (loss)            $         (4,811)   $      (1,715)    $       (249)      $    (784)          $    (7,559)
  Segment Assets                          $        108,570    $          --     $         --       $      --           $   108,570

THREE MONTHS ENDED JUNE 30, 1999

  Revenues                                $        174,573    $       8,365     $         --       $      --           $   182,938
  Gross Profit                            $         13,095    $         628     $         --       $      --           $    13,723
  Segment pretax profit (loss)            $            582    $      (2,022)    $         --       $      --           $    (1,440)
  Segment Assets                          $        135,987    $       4,201     $         --       $      --           $   140,188

NINE MONTHS ENDED JUNE 30, 2000

  Revenues                                $        336,557    $      34,184     $         --       $      --           $   370,741
  Gross Profit                            $         32,512    $       3,083     $         --       $      --           $    35,595
  Segment pretax profit (loss)            $         (8,468)   $     (12,609)    $        512       $     984           $   (19,581)

NINE MONTHS ENDED JUNE 30, 1999

  Revenues                                $        478,478    $      19,985     $         --       $      --           $   498,463
  Gross Profit                            $         36,885    $       1,260     $         --       $      --           $    38,145
  Segment pretax profit (loss)            $         (4,651)   $      (3,901)    $         --       $      --           $    (8,552)


NOTE 5 - NON RECURRING EXPENSE - RESTRUCTURE CHARGES

     In June 2000, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company's core business. In executing the restructure, the workforce was reduced by 105 employees and independent contractors at various levels and five offices were closed and converted to virtual sales locations.

     The following table summarizes the restructuring charges and the remaining reserves associated with the restructuring:


                                                                     EXPENSED                             REMAINING
                                                                      THROUGH             CASH             ACCRUAL
                                                                   JUNE 30, 2000        PAYMENTS         JUNE 30, 2000
                                                                 -----------------   --------------   ------------------
                                                                                     (IN THOUSANDS)

Separation costs for terminated employees                        $             928   $          794   $              134
Facilities closing and downsizing                                              616               --                  616
                                                                 -----------------   --------------   ------------------
                                                                 $           1,544   $          794   $              750
                                                                 =================   ==============   ==================


As of June 30, 2000, substantially all employee terminations as a result of the Company's restructuring have taken place and, except for related payroll taxes that were paid in the subsequent month, substantially all of the related severance payments have been made.

NOTE 6 - DECONSOLIDATION

     On May 16, 2000, firstsource corp., a subsidiary of the Company, completed its third in a series of private placements of stock. A total of 2,388,344 shares of Series B convertible preferred stock was issued at a gross offering price of $4.19 per share. With the completion of the latest offering, the Company's voting interest has dropped to 43.5%.

     On April 4, 2000, SupplyAccess, Inc., another Company subsidiary, completed a supplemental private placement of stock. A total of 5,088,319 shares of Series A convertible preferred stock was issued at a gross offering price of $1.50 per share. With the completion of the April 4, 2000 offering, the Company's voting interest has dropped to 45.1%. Since April 4, 2000, an additional 5,196,000 shares of preferred stock were issued that reduced the Company's voting interest to 38.65%.

     During the periods prior to the reduction in the Company's voting interest to below 50%, the Company consolidated the operating results and assets and liabilities of firstsource corp. and SupplyAccess, Inc. At the date of deconsolidation, the Company has not recognized any gains for cumulative losses which have been recorded in excess of the Company's ownership interest in firstsource corp. and SupplyAccess, Inc. due primarily to the Company's continuing guarantee of certain debt facilities.

NOTE 7 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

During the three months ended June 30, 2000, two of the Company's subsidiaries, SupplyAccess, Inc. and firstsource corp., issued additional shares of convertible preferred stock resulting in a reduction of En Pointe's voting control to less than 50%. Subsequent to the reduction in ownership the Company deconsolidated these subsidiaries and accounted for its investment in unconsolidated affiliates under the equity method of accounting. For the three months ended June 30, 2000, En Pointe recognized equity losses of unconsolidated affiliates for SupplyAccess, Inc. and firstsource corp. of approximately $1,900,000 and $1,060,000, respectively. At June 30, 2000, firstsource corp.
and SupplyAccess, Inc. had loans and/ or advances from the Company, net of receivables, from En Pointe of $2,479,000 and $3,988,000, respectively. In addition, firstsource corp. has lines of credit facilities for borrowings of up to $7 million, which are guaranteed by the Company.

The following summarizes the combined financial information of the unconsolidated affiliates at June 30, 2000 and for the three and nine months then ended (in thousands):


Current assets                          $       42,417
Non-current assets                      $       11,370
Current liabilities                     $       15,762
Non-current liabilities                 $        1,535
Shareholder's equity                    $       36,490


                        Three months ended                      Nine months ended
                           June 30, 2000                           June 30, 2000
                        ------------------                      -----------------

Net revenues            $           17,276                      $         45,476
Net loss                $           (9,788)                     $        (17,525)


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

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A Significant portion of the Company's sales continuing to be to certain large customers, (II) Continued dependence by the Company on certain Allied Distributors, (III) Continued downward pricing pressures in the information technology market, (IV) The decision by the Company to expand its sales force into various new geographic territories in a virtual manner, (V) Quarterly fluctuations in results, (VI) Seasonal patterns of sales and client buying behaviors and potential fluctuation or decline in demand for the Company's products and services, (VII) Changing economic influences in the industry, (VIII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors (IX) Dependence on intellectual property rights, (X)Delays in product development, (XI)The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders, (XII) Volatility of the Company's stock price, (XIII) Delays in the receipt of orders or in the shipment of products, (XIV) Any delay in execution and implementation of the Company's system development plans, (XV) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products, (XVI) Changes in the costs or availability of products, (XVII) Interruptions in transport or distribution, (XVIII) General business conditions in the economy.

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

     As more fully described in Note 6, the Company has deconsolidated two of its internet focused subsidiaries that were previously reported in prior periods on a consolidated basis. For the current June quarter, the subsidiaries have been included in the consolidated operating results up until the period in which the Company's voting interest dropped to less than 50% and for the remainder of the period have been reported under the equity method of accounting.

     The following tables sets forth certain financial data as a percentage of net sales for the periods indicated and include operating results, as reported, as well as operating results adjusted to exclude the effects of deconsolidation described above:


                                                         Three Months Ended          Nine Months Ended
                                                               June 30,                    June 30,
                                                       ---------------------      ------------------------
                                                          2000       1999            2000          1999
                                                       ---------   ---------      ----------     ---------

Net sales                                                 100.0 %     100.0 %         100.0 %       100.0 %
Cost of sales                                              90.8        92.5            90.4          92.3
                                                       ---------   ---------      ----------     ---------
  Gross profit                                              9.2         7.5             9.6           7.7
Selling and marketing expenses                             10.1         5.1             9.9           5.5
General and administrative expenses                         4.2         2.9             5.2           2.8
Non recurring charges                                       1.3                         0.7           1.6
                                                       ---------   ---------      ----------     ---------
  Operating (loss)                                         (6.4)       (0.5)           (6.2)         (2.2)
Interest expense                                           (0.4)       (0.3)           (0.5)         (0.5)
Other income, net                                           0.4         0.0             0.2           0.0
Gain on sale of securities                                   --          --             1.1           1.0
Minority interest                                            --          --             0.1            --
                                                       ---------   ---------      ----------     ---------
  (Loss) before taxes                                      (6.4)       (0.8)           (5.3)         (1.7)
Benefit for income taxes                                   (1.3)       (0.3)           (0.6)         (0.6)
Equity in losses of affiliates                              2.5                         0.8
                                                       ---------   ---------      ----------     ---------
  Net (loss)                                               (7.6)%      (0.5)%          (5.5)%        (1.1)%
                                                       =========   =========      ==========     =========


                                                       Normalized Earnings Excluding Deconsolidated Subsidiaries
                                                       --------------------------------------------------------
                                                         Three Months Ended               Nine Months Ended
                                                               June 30,                        June 30,
                                                       ---------------------           ------------------------
                                                          2000       1999                 2000          1999
                                                       ---------   ---------           ----------     ---------

Net sales                                                 100.0 %     100.0 %              100.0 %       100.0 %
Cost of sales                                              90.8        92.5                 90.3          92.3
                                                       ---------   ---------           ----------     ---------
  Gross profit                                              9.2         7.5                  9.7           7.7
Selling and marketing expense                               9.2         4.8                  9.0           5.2
General and administrative expenses                         2.9         2.1                  2.5           2.3
Non recurring charges                                       1.4          --                  0.8           1.6
                                                       ---------   ---------           ----------     ---------
  Operating (loss) income                                  (4.3)        0.6                 (2.6)         (1.4)
Interest expense                                           (0.4)       (0.3)                (0.5)         (0.5)
Other income, net                                           0.4         0.1                  0.2           0.0
Gain on sale of securities                                   --          --                  0.9           0.9
                                                       ---------   ---------           ----------     ---------
  (Loss) income before taxes                               (4.3)        0.4                 (2.0)         (1.0)
Benefit for income taxes                                   (1.4)       (0.3)                (0.7)         (0.6)
                                                       ---------   ---------           ----------     ---------
  Net (loss) income                                        (2.9)%       0.7 %               (1.3)%        (0.4)%
                                                       =========   =========           ==========     =========



     In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these deconsolidated subsidiaries. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of the deconsolidated subsidiaries.

COMPARISON OF THE THIRD QUARTER AND NINE MONTHS ENDED JUNE 30, 2000 (FISCAL
2000) AND 1999 (FISCAL 1999)

     NET SALES. Net sales decreased $63.0 million, or 36.1% to $111.4 million in the third quarter of fiscal 2000 from $174.4 million in fiscal 1999. The decrease in sales was a continuation of factors previously noted in the prior quarters, softness in the marketplace and a loss of customer base during implementation of the SAP business system. However, sales appear to have stabilized as evidenced by a 9.8% improvement in the June quarter's sales to $111.4 million compared with $101.5 million recorded in the prior sequential March quarter.

     Service revenues increased $.3 million, or 4.3% to $7.2 million in the third quarter of fiscal 2000 from $6.9 million in the prior fiscal year quarter and were 6.5% of total net consolidated sales versus 4.0% in the prior fiscal year quarter. Net sales under the IBM contract were $11.5 million and accounted for 10.3% of total consolidated net sales in the third quarter of fiscal 2000 compared with $34.6 million or 18.9% for the prior fiscal year quarter. Net sales under the IBM contract were adversely affected by systems implementation difficulties mentioned above.

     Net sales for the nine months decreased $ 141.7 million, or 29.6% to $336.6 million from $478.3 million in the prior fiscal year period. Service revenues increased $4.6 million, or 28.0% to $16.8 million from $14.2 million in the prior fiscal year period. Sales under the IBM contract were $41.0 million and accounted for 12.2% of total consolidated net sales for the nine months of fiscal 2000 compared with $96.2 million or 19.3% of total net sales in the prior fiscal year period.

     GROSS PROFIT. Gross profit decreased $2.8 million, or 21.4% to $10.3 million in the third quarter of fiscal 2000 as compared to $13.1 million in the prior fiscal year quarter, which was reflective of declining sales volumes. However, as a percentage of net sales, gross profits actually increased 1.7% to 9.2% from 7.5% in the prior fiscal year quarter. Of the 1.7% increase, 1.6% reflects improvement in product margins with the remainder attributable to a one time sale of equipment to SupplyAccess, Inc., an affiliate of the Company. On a sequential basis, the percentage of net sales margins declined slightly by 0.7% from the 9.9% recorded in the March quarter. Like trends were noted for the nine month comparable periods with gross profits as a percentage of net sales increasing to 9.7% from 7.7% in the prior year period. As reported in the September 30, 1999 Form 10-K, the declining trend in gross profits in the computer industry appears to be abating and the growth in higher margin service sales is also contributing a positive factor.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $1.9 million, or 23.0% to $10.2 million in the third quarter of fiscal 2000, from $8.3 million in prior fiscal year quarter. Part of the increase is due to the additional sales personnel hired in the prior quarters that increased selling and related marketing expenses by $1.6 million. The additional selling and marketing expenses incurred were not accompanied by increased sales, as a result, selling and marketing expenses as a percentage of net sales, increased to 9.2% in 2000 from 4.8% in 1999.

     For the nine month period, selling and marketing expenses increased $5.0 million, or 20.1% to $30.1 million, from the $25.0 million of the prior fiscal period. As a percentage of net sales, selling and marketing expenses increased to 8.9% from 5.2% in the prior year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.4 million, or 10.8% to $3.3 million in the third quarter of fiscal 2000, from $3.7 million in the prior fiscal year quarter.

     As a percentage of net sales, general and administrative expenses increased .08% to 2.9% from 2.1% in the prior fiscal year quarter. All of the 0.8% increase was due to declining net sales volume. Sequentially, general and administrative expenses increased 0.7% as a percentage of net sales from the quarter ended March 2000 when general and administrative expenses were 2.2%.

     For the nine month period, general and administrative expenses decreased $2.5 million, or 22.9% to $8.4 million, from $10.9 million in the prior fiscal period. As a percentage of net sales, general and administrative expenses increased to 2.5% from 2.3% in the prior fiscal period.

     NON-RECURRING CHARGE. Restructuring charges of $1.5 million were incurred in the third quarter of the current fiscal year. See Note 5 above for an explanation of the nature of the charges involved. For the nine month period, non-recurring charges include both the above referenced restructuring charges and a $1.2 million charge related to a legal suit in which attorney fees and costs were awarded by the court.

     OPERATING (LOSS) INCOME. Operating loss increased $5.8 million, to a total loss of $4.8 million in the third quarter of fiscal 2000 from operating income of $1.0 million in the prior fiscal year quarter. The increased loss in the third quarter of fiscal 2000 was principally due to the decline in gross margins from revenue contraction, and increases in selling and marketing expenses and non-recurring charges. As a percentage of net sales, the operating loss widened to 4.3% of net sales in the third fiscal quarter of 2000 from operating income 0.6% in the 1999 fiscal quarter.

     The operating loss for the nine month period increased $1.7 million, to an $8.7 million loss from a $7.0 million loss in the prior fiscal period. As a percentage of net sales, the nine months operating loss increased to 2.6% from 1.5% in the prior fiscal period.

     INTEREST EXPENSE. Interest expense decreased $0.1 million, or 9.1% to $0.4 million in the third quarter of fiscal 2000 from $0.5 million in the prior fiscal year quarter. The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales. A similar decline in interest expense was noted for the nine months period as interest expense declined from $2.3 million to $1.7 million. While interest expense decreased for the current quarter, interest expense expressed as a percentage of net sales increased slightly, due to the decline in net sales from the prior period.

     BENEFIT FOR INCOME TAXES. The income tax benefit for the current quarter has been computed at a 34.1% rate, which approximates the federal tax rate for the carry back credits that are available to the Company. No benefit has been recognized for the losses of deconsolidated subsidiaries, since the reduced ownership of the subsidiaries prevents them from being included in the Company's consolidated tax filings.

     NET (LOSS) INCOME. Net loss increased $4.5 million, to a net loss of $3.3 million in the third quarter of fiscal 2000 from net income of $1.2 million in the prior fiscal year quarter. The increased loss is attributable to the $5.8 million decline in operating income discussed above. For the nine months, the net loss increased $5.8 million, to a net loss of $7.5 million from $1.7 million in the prior fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 2000 operating activities provided cash totaling $8.0 million compared to $8.5 million cash provided in the prior fiscal year period. Most of the increase in cash provided by operating activities can be attributed to the decrease in accounts receivable.

     The Company's accounts receivable balance at June 30, 2000 and September 30, 1999, was $76.5 million and $101.7 million, respectively. The number of days' sales outstanding in accounts receivable as of June 30, 2000 and September 30, 1999 was 62 days and 56 days, respectively.

     Inventories also increased $1.8 million which was due mainly to a build up of intransit inventories at quarter end.

     Investing activities used cash of $16.2 million during the nine months ended June 30, 2000 compared with providing cash of $2.8 million in the prior year fiscal period. Computer equipment and software accounted for most of the $3.0 million in purchases of property and equipment.

     Financing activities provided net cash of $25.9 million during the nine months ended June 30, 2000. Net payments on lines of credit and other outstanding debt amounted to $14.7 million was the principal activity that used financing cash for the period. Proceeds from the sale of shares in subsidiaries and the sale of shares of En Pointe stock to employees provided cash of $36.7 million.

     As of June 30, 2000, the Company had approximately $1.9 million in cash, and working capital of $21.1 million. The Company has several revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including a $50.0 million line with IBM Credit Corporation. As of June 30, 2000, such lines of credit provided for maximum aggregate borrowings of approximately $80.0 million, of which approximately $43.1 million was outstanding. Of the $80.0 million total line, the Company has guaranteed $7.0 million to one of its affiliates.

     Outstanding borrowings under the IBMCC line of credit bears interest at prime less .25%. The line of credit is automatically renewable on an annual basis each April first unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. The Company is in the process of obtaining a waiver for the June 30, 2000 quarter for non-compliance with two IBMCC loan covenant that relate to minimum consolidated net income as a percentage of net sales and debt to equity.

     The Company believes that current borrowing capacity under its lines of credit will provide sufficient working capital for the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, except as follows: in the Company's Annual Report on Forms 10-K for the fiscal year ended September 30, 1999 (as filed withthe Securities and Exchange Commission on January 13, 2000) the Company reported that in connection with that certain litigation originally filed April 29, 1997 in the Superior Court for the County of Los Angeles, under the case name Novaquest Infosystems, et. al. v. En Pointe Technologies, Inc., et al., the court had taken under submission Plaintiffs' claim for costs and attorney's fees, but had not yet ruled. The Company then stated, in connection with the claim for attorney's fees, that it did not believe that a judge would find reasonable the expending of $1,800,000 to recover $50,000.On April 27, 2000, the court issued its ruling on Plaintiffs' request for attorneys' fees and costs. The court awarded plaintiffs $1,112,853 in attorneys' fees for a recovery of $50,000, as well as $105,249 in costs.

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



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a. Exhibits

                 Exhibit
                 NUMBER             DESCRIPTION

                 27 Financial Data Schedule for the quarter ended June 30, 2000

              b. On April 14, 2000, the Company filed a report on Form 8-K and announced that it's web procurement subsidiary, SupplyAccess, Inc. completed a $7.6 million supplemental private placement of Series A preferred stock. Total shares issued were 5.1 million at $1.50 each and represented 16.3% of the total shares outstanding. At the conclusion of the sale, the Company's percentage ownership in firstsource corp. was 45.1%.

                 On May 22, 2000, the Company filed a report on Form 8-K and announced that it's internet subsidiary, firstsource corp (formerly known as firstsource.com, inc. and previously as Purchase Pointe,Inc.)., completed an additional $10 million private placement of Series A convertible preferred stock. Total shares issued were 2,388,344 million. At the conclusion of thesale, the Company's percentage ownership in SupplyAccess, Inc. was 43.5%.

                 On June 1, 2000, the Company filed a report on Form 8-K and announced that it's web procurement subsidiary, SupplyAccess, Inc. completed a $3.8 million supplemental private placement of Series A preferred stock. Total shares issued were 2,529,334 at $1.50 each and represented 6.96% of the total shares outstanding. At the conclusion of the sale, the Company's percentage ownership in firstsource corp. was 38.65%.

                 On June 19, 2000, the Company filed a report on Form 8-K and announced a realigned operating structure designed to streamline the organization, reduce costs and expenses, and align resources to accelerate the growth potential in the Company's core business. The Company stated that it expected to take certain non-recurring charges in the third quarter in connection with the realignment. These charges, the amounts of which were not yet finalized, would cover expected costs including severance costs attributable to work force reduction, cancellation of vendor contracts and leases,asset write-offs and other loss accruals. In aggregate, management estimated that these charges will be in the range of $2 to 2.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EN POINTE TECHNOLOGIES, INC.
                                         (REGISTRANT)



Date:    August 14, 2000                  By: /s/ KEVIN D. AYERS
                                             -----------------------------------
                                             Kevin D. Ayers, Chief Financial
                                             Officer