Form 10-Q/A
period 2000-06-30
EN POINTE TECHNOLOGIES INC
filed 2001-01-18
CIK 1010305

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

EXPLANTORY NOTE

This amendment to the En Pointe Technologies Inc. quarterly report on Form
10-Q for the quarter and nine month periods ended June 30, 2000 includes changes from the previous report to reflect a reduction for the three and nine months ended June 30, 2000 in benefit from income taxes of $1,465,000 and a reduction as of June 30, 2000 in refundable income taxes, additional paid in capital and an increase in accumulated deficit of $2,371,000, $787,000 and $1,465,000, respectively. This amendment is required to correct the income tax benefit, which was partially recorded in error.

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

        PART II    OTHER INFORMATION

                   SIGNATURES



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)




                                                                 June 30,
                                                                  2000                  September 30,
                                                               (Restated)                   1999
                                                         -----------------------   -----------------------
                                                              (Unaudited)
                                                 ASSETS:
Current assets:
     Cash                                                 $               1,935     $               6,838
     Restricted cash                                                         73                       120
     Accounts receivable, net                                            76,503                   101,707
     Inventories                                                         10,210                     8,588
     Refundable income taxes                                              1,609                     1,669
     Prepaid expenses and other current assets                            1,015                     1,005
                                                         -----------------------   -----------------------
         Total current assets                                            91,345                   119,927

Property and equipment, net of accumulated
     depreciation and amortization                                        7,490                    13,114

Other assets                                                                  0                       568
                                                         -----------------------   -----------------------
          Total assets                                    $              98,835     $             133,609
                                                         =======================   =======================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                     $              43,088     $              62,289
     Accounts payable                                                    11,564                    15,373
     Accrued liabilities                                                 10,340                    10,960
     Other current liabilities                                            7,437                     7,413
     Current portion of notes payable                                        77                       278
     Deferred taxes                                                           -                       119
                                                         -----------------------   -----------------------
          Total current liabilities                                      72,506                    96,432
Long term liability and notes payable                                     5,442                     5,581
Losses in excess of investments in
  unconsolidated affiliates                                               6,858
                                                         -----------------------   -----------------------
          Total liabilities                                              84,806                   102,013

Minority Interest                                                                                     512

Stockholders' equity:
     Common stock                                                             6                         6
     Additional paid-in capital                                          40,903                    36,896
     Unearned compensation                                                                         (1,486)
     Treasury stock                                                        (586)
     (Accumulated deficit)                                              (26,294)                   (4,332)
                                                         -----------------------   -----------------------
     Total stockholders' equity:                                         14,029                    31,084

                                                         -----------------------   -----------------------
     Total liabilities and stockholders' equity           $              98,835     $             133,609
                                                         =======================   =======================



            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               Three months ended                         Nine months ended
                                                                    June 30,                                  June 30,
                                                     ---------------------------------------      ----------------------------------
                                                            2000                                        2000
                                                         (Restated)            1999                  (Restated)          1999
                                                     ------------------   ------------------      ----------------  ----------------
     Net sales                                         $       118,372     $        182,938        $      370,741     $     498,463
     Cost of sales                                             107,424              169,215               335,146           460,318
                                                     ------------------   ------------------      ----------------------------------
          Gross profit                                          10,948               13,723                35,595            38,145

     Selling and marketing expenses                             11,940                9,275                36,775            27,104
     General and administrative expenses                         5,045                5,369                19,136            13,881
     Non-recurring charges                                       1,544                                      2,717             7,917
                                                     ------------------   ------------------      ----------------  ----------------
          Operating (loss) income                               (7,581)                (921)              (23,033)          (10,757)

     Interest expense                                              476                  624                 1,814             2,395
     Other income, net                                            (498)                (105)                 (816)             (172)
     Gain on sale of property and securities                        --                                     (3,938)           (4,428)
     Minority interest                                              --                   --                  (512)
                                                     ------------------   ------------------         -------------      ------------
          (Loss) Income before income taxes                     (7,559)              (1,440)              (19,581)           (8,552)
            and equity in loss of affiliates

     Benefit for income taxes                                      (51)                (504)                 (723)           (2,993)
     Equity in losses of affiliates                              2,960                   --                 2,960                 0
                                                     ------------------   ------------------         -------------      ------------
          Net (loss)                                   $       (10,468)    $           (936)       $      (21,818)    $      (5,559)
                                                     ==================   ==================      ================  ================
                Net (loss) per share:
                  Basic                                $         (1.60)    $          (0.16)       $        (3.43)            (0.94)
                                                     ==================   ==================      ================      ============
                  Diluted                              $         (1.60)    $          (0.16)       $        (3.43)            (0.94)
                                                     ==================   ==================      ================      ============

          Weighted average shares outstanding:
                  Basic                                          6,537                5,935                 6,363             5,931
                                                     ==================   ==================      ================  ================
                  Diluted                                        6,537                5,935                 6,363             5,931
                                                     ==================   ==================      ================  ================

     Comprehensive (loss) income:
        Net (loss)                                    $        (10,468)    $           (936)       $      (21,818)    $      (5,559)
        Other comprehensive income
           Unrecognized holding gains                                                    --                   576
                                                     ==================   ==================      ================  ================
        Comprehensive (loss) income                   $        (10,468)    $           (936)       $      (21,242)    $      (5,559)
                                                     ==================   ==================      ================  ================


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                                     Nine months ended
                                                                                         June 30,
                                                                               --------------------------------
                                                                                   2000
                                                                                (Restated)             1999
                                                                               ------------        ------------
Cash flows from operating activities:
  Net loss                                                                     $    (21,818)       $     (5,559)
  Adjustments to reconcile net loss to net cash used
    by operations:
    Amortization of deferred compensation                                               233                --
    Depreciation and amortization                                                     2,415               2,262
    Loss from Disposal of Assets                                                         88                --
    Impairment loss - Ontario facility                                                 --                 6,092
    Allowance for inventory, doubtful accounts, and other                             2,497                 467
    Equity in the loss of affiliates, net of tax                                      2,960                --
    Minority interest in subsidiary loss                                               (512)               --
    Net change in operating assets and
      liabilities                                                                    22,106               5,196
                                                                               ------------        ------------
    Net cash provided by operating activities                                         7,969               8,458

Cash flows from investing activities:
 Proceeds on sale of property                                                          --                 5,500
 Net equity in deconsolidated subsidiaries                                          (13,210)               --
 Purchase of property and equipment                                                  (2,954)             (2,662)
 Reduction in cash due to deconsolidation                                           (22,603)
                                                                               ------------        ------------
     Net cash (used) provided by investing activities                               (38,767)              2,838


Cash flows from financing activities:
 Net payments under lines of credit                                                 (14,692)             (5,271)
 Losses in excess of investment in unconsolidated affiliates                          6,858                --
 Net proceeds from sale of shares in subsidiaries                                    31,684                --
 Payments on notes payable                                                             (304)             (7,083)
 Proceeds from sales of stock to employees                                            3,348                 315
 Payments for purchases of treasury stock                                              (999)               --
                                                                               ------------        ------------
     Net cash provided (used) by financing activities                                25,895             (12,039)
                                                                               ------------        ------------
Decrease in cash                                                               $      4,903        $       (743)
                                                                               ============        ============

Supplemental disclosures of cash flow information:
    Interest paid                                                              $      1,814        $      2,734
                                                                               ============        ============
    Income taxes (refunded) paid                                               $     (1,419)       $      2,212
                                                                               ============        ============
Non-cash financing and investing activities:
   Unrealized gain on equity holdings, net of taxes                            $        577
                                                                               ============

Tax benefit related to stock options                                           $        883
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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE



                                                           THREE MONTHS ENDED JUNE 30,
                                                     ----------------------------------------
                                                          2000
                                                       (Restated)                    1999
                                                     -------------              -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     ----------------------------------------
Net (loss) income                                    $     (10,468)             $        (936)
                                                     =============              =============
Weighted-average shares outstanding                          6,537                      5,935
Effect of dilutive securities:
     Dilutive potential of options and warrants                 --                         --
Weighted-average shares and share equivalents        -------------              -------------
     outstanding                                     $       6,537              $       5,935
                                                     =============              =============

Basic (loss) income per share                        $       (1.60)             $       (0.16)
                                                     =============              =============
Diluted (loss) income per share                      $       (1.60)             $       (0.16)
                                                     =============              =============



                                                             NINE MONTHS ENDED JUNE 30,
                                                     ----------------------------------------
                                                          2000
                                                       (Restated)                    1999
                                                     -------------              -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     ----------------------------------------
Net (loss) income                                    $     (21,818)             $      (5,559)
                                                     =============              =============
Weighted-average shares outstanding                          6,363                      5,931
Effect of dilutive securities:
     Dilutive potential of options and warrants                 --                         --
Weighted-average shares and share equivalents        -------------              -------------
     outstanding                                     $       6,363              $       5,931
                                                     =============              =============

Basic (loss) income per share                        $       (3.43)             $       (0.94)
                                                     =============              =============
Diluted (loss) income per share                      $       (3.43)             $       (0.94)
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


                                             EN POINTE                                                INTER-CO
                                            TECHNOLOGIES       FIRSTSOURCE       SUPPLYACCESS        ELIMINATIONS        TOTAL
                                          ----------------    -------------     ----------------   ----------------    -----------
                                                                                 IN THOUSANDS

THREE MONTHS ENDED JUNE 30, 2000

  Revenues                                $        111,389    $      10,181     $         --       $  (3,198)          $   118,372
  Gross Profit                            $         10,657    $         949     $         --       $    (658)          $    10,948
  Segment pretax profit (loss)            $         (4,811)   $      (1,715)    $       (249)      $    (784)          $    (7,559)
  Segment Assets                          $         98,835    $          --     $         --       $      --           $    98,835

THREE MONTHS ENDED JUNE 30, 1999

  Revenues                                $        174,573    $       8,365     $         --       $      --           $   182,938
  Gross Profit                            $         13,095    $         628     $         --       $      --           $    13,723
  Segment pretax profit (loss)            $            582    $      (2,022)    $         --       $      --           $    (1,440)
  Segment Assets                          $        135,987    $       4,201     $         --       $      --           $   140,188

NINE MONTHS ENDED JUNE 30, 2000

  Revenues                                $        336,557    $      34,184     $         --       $      --           $   370,741
  Gross Profit                            $         32,512    $       3,083     $         --       $      --           $    35,595
  Segment pretax profit (loss)            $         (8,468)   $     (12,609)    $        512       $     984           $   (19,581)

NINE MONTHS ENDED JUNE 30, 1999

  Revenues                                $        478,478    $      19,985     $         --       $      --           $   498,463
  Gross Profit                            $         36,885    $       1,260     $         --       $      --           $    38,145
  Segment pretax profit (loss)            $         (4,651)   $      (3,901)    $         --       $      --           $    (8,552)


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


NOTE 8 - RESTATEMENT

The Company's financial statements at June 30, 2000 and for the three and nine months ended June 30, 2000 have been revised from amounts previously reported to reflect the impact of a reduction of benefit from income taxes. The impact was to increase consoldiated net loss for the three and nine months ended June 30, 2000 by $1,465,000 to $10,468,000 and $21,818,000
respectively. The impact on earnings per share for the three and nine months ended June 30, 2000 was to increase net loss per share by $0.22 to $1.60 and $0.23 to $3.43, respectively. In addition, as of June 30, 2000 the revision decreased refundable income taxes and additional paid in capital and increased in accumulated deficit by $2,371,000, $787,000 and $1,465,000 respectively.

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

     The following tables sets forth certain financial data as a percentage of net sales for the periods indicated and include operating results, as reported, as well as operating results adjusted to exclude the effects of deconsolidation described above:

                                                         Three Months Ended          Nine Months Ended
                                                               June 30,                    June 30,
                                                       ---------------------      ------------------------
                                                          2000       1999            2000          1999
                                                       ---------   ---------      ----------     ---------

Net sales                                                 100.0 %     100.0 %         100.0 %       100.0 %
Cost of sales                                              90.8        92.5            90.4          92.3
                                                       ---------   ---------      ----------     ---------
  Gross profit                                              9.2         7.5             9.6           7.7
Selling and marketing expenses                             10.1         5.1             9.9           5.5
General and administrative expenses                         4.2         2.9             5.2           2.8
Non recurring charges                                       1.3                         0.7           1.6
                                                       ---------   ---------      ----------     ---------
  Operating (loss)                                         (6.4)       (0.5)           (6.2)         (2.2)
Interest expense                                           (0.4)       (0.3)           (0.5)         (0.5)
Other income, net                                           0.4         0.0             0.2           0.0
Gain on sale of securities                                   --          --             1.1           1.0
Minority interest                                            --          --             0.1            --
                                                       ---------   ---------      ----------     ---------
  (Loss) before taxes                                      (6.4)       (0.8)           (5.3)         (1.7)
Benefit for income taxes                                   (0.1)       (0.3)           (0.2)         (0.6)
Equity in losses of affiliates                              2.5                         0.8
                                                       ---------   ---------      ----------     ---------
  Net (loss)                                               (8.8)%      (0.5)%          (5.9)%        (1.1)%
                                                       =========   =========      ==========     =========

                                                       Normalized Earnings Excluding Deconsolidated Subsidiaries
                                                       --------------------------------------------------------
                                                         Three Months Ended               Nine Months Ended
                                                               June 30,                        June 30,
                                                       ---------------------           ------------------------
                                                          2000       1999                 2000          1999
                                                       ---------   ---------           ----------     ---------

Net sales                                                 100.0 %     100.0 %              100.0 %       100.0 %
Cost of sales                                              90.8        92.5                 90.3          92.3
                                                       ---------   ---------           ----------     ---------
  Gross profit                                              9.2         7.5                  9.7           7.7
Selling and marketing expense                               9.2         4.8                  9.0           5.2
General and administrative expenses                         2.9         2.1                  2.5           2.3
Non recurring charges                                       1.4          --                  0.8           1.6
                                                       ---------   ---------           ----------     ---------
  Operating (loss) income                                  (4.3)        0.6                 (2.6)         (1.4)
Interest expense                                           (0.4)       (0.3)                (0.5)         (0.5)
Other income, net                                           0.4         0.1                  0.2           0.0
Gain on sale of securities                                   --          --                  0.9           0.9
                                                       ---------   ---------           ----------     ---------
  (Loss) income before taxes                               (4.3)        0.4                 (2.0)         (1.0)
Benefit for income taxes                                     --        (0.3)                (0.2)         (0.6)
                                                       ---------   ---------           ----------     ---------
  Net (loss) income                                        (4.3)%       0.7 %               (1.8)%        (0.4)%
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

     BENEFIT FOR INCOME TAXES. The income tax benefit for the current quarter has been computed based on the limited carry back credits that are available to the Company. No benefit has been recognized for the losses of deconsolidated subsidiaries, since the reduced ownership of the subsidiaries prevents them from being included in the Company's consolidated tax filings.

     NET (LOSS) INCOME. Net loss increased $6.0 million, to a net loss of $4.8 million in the third quarter of fiscal 2000 from net income of $1.2 million in the prior fiscal year quarter. The increased loss is attributable to the $5.8 million decline in operating income discussed above. For the nine months, the net loss increased $7.2 million, to a net loss of $8.9 million from $1.7 million in the prior fiscal year period.

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

     Investing activities used cash of $38.8 million during the nine months ended June 30, 2000 compared with providing cash of $2.8 million in the prior year fiscal period. Computer equipment and software accounted for most of the $3.0 million in purchases of property and equipment.

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


                                         EN POINTE TECHNOLOGIES, INC.
                                         (REGISTRANT)



Date:    January 15, 2001                    By: /s/ KEVIN D. AYERS
                                             -----------------------------------
                                             Kevin D. Ayers, Chief Financial
                                             Officer