Form 10-K
period 2000-09-30
EN POINTE TECHNOLOGIES INC
filed 2001-01-18
CIK 1010305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                           --------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-28052
                           --------------------------

                          EN POINTE TECHNOLOGIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                75-2467002
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
              of
incorporation or organization)

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

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title Of Class)
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of December 29, 2000, was approximately $14,199,931.

    The number of outstanding shares of the Registrant's Common Stock as of December 29, 2000 was 6,567,380.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2001):
PART III, ITEMS 10-13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EN POINTE TECHNOLOGIES, INC.
                                   FORM 10-K
                         YEAR ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS....................................................      1
ITEM 2.     PROPERTIES..................................................     21
ITEM 3.     LEGAL PROCEEDINGS...........................................     21
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     22

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................     23
ITEM 6.     SELECTED FINANCIAL DATA.....................................     23
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................     25
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................     34
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     34
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES...................................     34

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     35
ITEM 11.    EXECUTIVE COMPENSATION......................................     35
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     35
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     35

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
            FORM 8-K....................................................     36
            CONSOLIDATED FINANCIAL STATEMENTS...........................    F-1

SIGNATURES

            CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND
            DIRECTORS...................................................

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

    References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe
Technologies, Inc. and its subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Technologies Ventures, Inc. The following En Pointe Technologies trademarks are mentioned or referred to in this Annual Report: En Pointe Technologies-Registered Trademark- and the Building Blocks design-Registered Trademark- are registered trademarks of the Company, and ReqBuilder-TM-, Traconnect-TM-, EPIC III-TM-, SupplyAccess-TM- and firstsource corp-TM-. are trademarks of the Company.

ITEM 1. BUSINESS

    En Pointe Technologies, Inc. ("En Pointe" or the "Company"), originally incorporated in Texas on January 25, 1993 was reincorporated in Delaware on February 6, 1996. En Pointe is a national provider of information technology products and value-added services to large and medium sized companies and government entities. The Company uses proprietary and non-proprietary software and systems to drop-ship materials, repair and operation (MRO) products to its customers through an electronically linked network of the largest allied distributors in the United States. This software allows En Pointe to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining inventory. In addition to seeking efficiencies and growth in its traditional large-enterprise focused core business, En Pointe continues to devote resources to the development of its professional services infrastructure. En Pointe is represented in more than 20 sales and service markets throughout the United States, and maintains a value-added ISO 9002 certified integration facility in Ontario, California.

    En Pointe provides its customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and related technology products. One of the Company's available tools, AccessPointe-TM-, is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of the allied national distributors of information technology products. AccessPointe-TM- provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking. These links directly to the distributors, enhance the Company's capacity to continue to provide customers automated direct access to an extensive range of products at competitive prices.

    During the Company's first fiscal quarter of 2000, En Pointe founded SupplyAccess, Inc. ("SupplyAccess"), a provider of e-procurement solutions, private-labeled sell-side applications, and networked market exchanges for global corporations, government and entities. SupplyAccess's flexible hosted/ASP model facilitates business-to-business direct procurement of a broad line of information technology (IT) and materials, repair and operation (MRO) products and services, as well as a carefully targeted set of vertical market exchanges, for example, maintenance parts and services for the aviation industry. The Company has created a powerful e-procurement tool, tied to an online network of e-enabled suppliers and marketplaces serving the domestic and international procurement needs of some the largest companies, government agencies, and educational institutions in the United States

    SupplyAccess is located in El Segundo, California and has attracted approximately $39 million in venture funding to date. Key investment partners include, SAP Ventures, Peregrine Systems, En Pointe, TMCT (Times Mirror Chandler Trust) Ventures, American Aircarriers Support, Avalon Investments and Tech Data Corporation. With the completion of its supplemental private placement effective April 4, 2000, because the Company's voting interest in SupplyAccess dropped below 50% and the Company does not otherwise have control over SupplyAccess, the Company began to account for its investment in SupplyAccess under the equity method of accounting, (see Note 1 to the Consolidated Financial Statements).

INDUSTRY OVERVIEW

    The markets for information technology products and services are expected to continue to experience significant growth over the next few years. According to Gartner DataQuest Inc. ("DataQuest"), a leading industry market research firm, the United States market for personal computers is expected to increase from $64 billion in 1999 to $89 billion in 2002, a compound annual growth rate of 15%. According to Raymond James, a national brokerage firm, average selling prices (ASPs) are expected to stabilize, reversing the downward direction during 1998 and 1999. The Company believes that the leading factors driving the growth in these markets continue to be the transition to distributed computing technologies such as client/server, increased networking of personal computers into local area networks ("LANs") and wide area networks ("WANs"), increased use of the Internet and the growing use of intranets in corporate environments.

    Significant price competition and abbreviated product lifecycles have forced information technology product manufacturers to pursue lower cost manufacturing and distribution strategies. Additionally, certain product manufacturers have elected to outsource the related integration, installation and maintenance of their products to third party providers. The initial beneficiaries of this trend were wholesale distributors, who stocked the products of multiple vendors, and corporate resellers. They were able to serve the needs of corporate end users who required diverse brands of products and related information technology services.

    Several changes continue in the marketplace resulting from manufacturers' utilization of the information technology distribution channel and their continued efforts to improve their cost structure. The wholesale distributor and reseller markets continue to experience consolidation and business failures. The high fixed costs associated with maintaining multiple warehouses and adequate inventory, and the shift by manufacturers from exclusive distribution partners to "open sourcing" forced a number of companies to align their businesses with financially stronger partners. Second, the significant working capital required to carry large in-stock product inventories, and the reductions in inventory price protection and free financing by manufacturers, have caused many resellers to adjust their current business models. Due to the working capital requirements and risk related to stocking inventories, many corporate distributors and resellers often have neither the quantities nor the range of products to fill customer demands. Third, several product manufacturers have capitalized on their demand-driven operating model and direct selling efforts to capture market share from other manufacturers and corporate resellers.

    In response to these changing market dynamics, En Pointe believes the information technology product industry, and particularly corporate resellers, will increasingly rely on electronic commerce to procure and deliver products and professional IT services efficiently. The Company believes the ability to quickly access product information, order and track products electronically, as well as to transact business over the Internet will provide a competitive advantage for corporate resellers. Additionally, the Company believes the ability of resellers to integrate electronically with end users and to provide seamless e-procurement workflow application access for product specifications, pricing, availability and order tracking will enhance customer relationships and improve customer retention.

    The decision-making process that confronts organizations when planning, selecting and implementing information technology solutions continues to grow more complex. Organizations must select from numerous product options that have increasingly shorter lifecycles. Organizations are continually faced with technology obsolescence and must design new networks, upgrade and migrate to new systems. As a result, corporate resellers are attempting to capitalize on their customer relationships, initially developed through product procurement, in order to provide related value-added services. These may include installation, pre-and post-sale IT support, integration and maintenance services, as well as higher-end service offerings, such as network and asset management, consulting and application development.

    According to Gartner Dataquest, US PC sales for the Value Added Reseller
(VAR) channel will increase from 16% in 1999 to 17% in 2003 while manufacturers, switching to a business model that establishes direct relationships with end user customers, will increase from 34% to 42% during that same period. Most of the share loss comes from the traditional dealer channel as well as retail and large format footprints. This transition continues in response to the Dell Computer Corporation ("Dell") model, and other similar organizations. Other manufacturers have cut down on their distribution networks; one, Compaq Computer Corporation ("Compaq") has both cut down its external distribution network and announced the acquisition of the distribution and configuration portions of one of the largest United States distributors; all these factors have forced many of En Pointe's competitors to attempt to re-engineer their business models to something closer to En Pointe's virtual inventory electronic clearinghouse business model.

    While manufacturers may, in fact, move to a direct model, the history of the computer channel is that customers not only want, but demand, a multi-vendor environment.

THE EN POINTE BUSINESS MODEL

    En Pointe's growth since its inception is attributable to its pioneering e-commerce business model. The model has been developed and enhanced over time, although its core concepts remain. The model's essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and
(iii) reduced working capital requirements due to the leveraging of its virtual inventory model and its allied distributor relationships. The Company offers customers system rights to AccessPointe-TM- a proprietary WEB based application that leverages the Company's non-proprietary software, a customized SAP-based integrated business system linked with Microsoft Site Server. The Company's new integrated e-commerce information-technology architecture enhances the Company's capacity to maintain effective online communication links with its sales representatives, selected distributors and many of its customers.

    The Company continues to focus on cost drivers in its business model and strives to maintain a low-cost overhead structure through the automation of many of its management and operating functions. The highly sophisticated ERP system that is in use allows En Pointe to better monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative, sales office and customer levels. Additionally, the Company has tightly integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. The Company believes that delivering the same type of information to its customers will provide added value to the customer to better evaluate their procurement processes more efficiently, thus providing a competitive edge to En Pointe.

    An integral component of the Company's business model is its ability to access an extensive virtual inventory of information technology products stocked by a number of distributors through its integrated supply chain information systems. This highly-scalable fusion of a leading back-end business system with a pre-eminent Internet commerce server application and the Company's own workflow applications, makes product pricing and availability data accessible to the Company's sales representatives and a fast growing set of direct customers, downloaded on a real time basis, from several large distributors including Ingram Micro Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data"), Synnex Information Technologies, Inc. ("Synnex"), Custom Edge Inc. ("Custom Edge") and Gates Arrow (collectively the "allied distributors"). The data provided by the Company's customized information system allows its sales representatives to design each customer's order according to the particular needs of that customer. If obtaining the best price for a particular product is the customer's primary objective, the Company's information system allows the sales representative to identify which of the allied distributors can supply the desired product at the best price. If immediate availability of products is the primary objective, then the Company's information system can indicate the availability of products from various allied distributors at different warehouse locations across the country, and the order can be placed at the location that can deliver the desired products in the shortest time possible. Furthermore, the Company's enhanced information system allows customers to place a single order that may include a number of different products from multiple manufacturers or distributors. Each product ordered might ship overnight to a desired integration center or directly to the customer's location for delivery to the end user. The Company's system can therefore reduce the number of unfulfilled customer orders and the need to back-order products. One of the most important features of the Company's new business system is a customized feature that allows the Company's sales representatives to consolidate real time availability from its allied distributors to achieve a higher fill rate on every order. Additionally, the Intelligent Purchasing feature of the software allows the Company's purchasing department to place multiple line-item orders automatically from a single source at the lowest possible price, maximizing not only fill rate but also profitability on each order.

    Another advantage of the Company's business model is the reduction of working capital requirements achieved by leveraging its virtual inventory model and utilizing the extensive warehousing, purchasing, distribution functions, marketing, and IT functions of its allied distributors. Since inception, the Company has been an innovator in using the drop shipping capabilities of its distributors to avoid many of the costs and risks associated with maintaining inventory, which also enables the Company to quickly adapt to changing market demands. As product proliferation has occurred, the Company's limited inventory model has given it a competitive advantage with respect to price and availability on a broad range of products without the costs and risks associated with carrying large amounts of physical inventory. The Company believes its business model allows it to continue to increase sales without a significant capital investment in inventory. Likewise, En Pointe utilizes the infrastructure of its allied distributors for marketing efforts with existing clients through e-mail advertising and specialized marketing campaigns targeted at total technology solutions.

CUSTOMIZED INTEGRATED E-COMMERCE BUSINESS SYSTEM

    The development and function of the Company's information system and its ability to provide detailed, quality information via the WEB is a crucial factor in En Pointe's success. The back office is built around the highly scalable SAP ERP system and, combined with the WEB front end, provides a comprehensive e-commerce solution for clients. This information system provides access to real time inventory and pricing information of the allied distributors to all of the Company's sales offices, as well as certain customers. It has versatility in application and can be installed both at the Company's sales offices as well as at a customer's facility. This has enabled the Company's sales representatives and customers to access product pricing and availability by manufacturer, part number or product description, and provide detailed product specifications for most major manufacturers. Customers can then directly enter orders online, check the status of their orders (including those being integrated by En Pointe at its Ontario, California facility), access prior orders and serial numbers by purchase order numbers, check on back-ordered products and verify FedEx and UPS tracking and shipping numbers. The Company's system can also provide the customer with customized reports showing invoice, purchase order, price, ship-to address, serial numbers, dates and totals of the products purchased from the Company. The data resides in a secure and authenticated WEB site for access by En Pointe employees and customers who are registered users.

    Current system development plans for continued growth and expansion include:

    - Enhanced back end integration with En Pointe's allied distributors and customers for seamless B2B transaction processing and reporting.

    - Continue to enhance business processes, to streamline and better manage the interdependencies and communications between En Pointe's functional departments and its strategic global business partners.

    - Provide enhanced real-time customizable reporting capabilities to provide detailed snapshots of vital business statistics, to allow management to better understand key business fundamentals and to react accordingly in a timely fashion.

    - Provide standard links for business-to-business e-procurement application for customers migrating to industry standard platforms such as Ariba and Commerce One to act as a complimentary IT solution provider in an established enterprise environment.

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

    - Design of a cost-effective system to support existing business for international support for US based customers and scale to the increased number of transactions required for open-ended growth internationally.

    En Pointe co-markets the SupplyAccess advanced e-commerce platform to existing clients interested in expanding the functionality of the AccessPointe-TM- solution to manage all indirect expenditures. The Company has a significant equity position in SupplyAccess, Inc., the creator of En Pointe's online procurement tool, AccessPointe-TM-. SupplyAccess continues the maintenance and enhancement of this system and offers some of the benefits of the system to third parties.

PRODUCTS

    The majority of En Pointe's sales to date have been attributable to the resale of information technology products. The Company currently makes available to its customers an extensive selection of products at what it believes to be a competitive combination of price and availability. The Company currently offers over 700,000 information technology products from over 2,000 manufacturers, including International Business Machines Corporation ("IBM"), Compaq Computer Corporation ("Compaq"), Hewlett Packard Company ("Hewlett Packard" or "HP"), Dell Computer Corporation, ("Dell"), Cisco Corporation ("Cisco") Apple Computer ("Apple"), 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp. ("Toshiba"), NEC Technologies ("NEC"), Novell, Inc. ("Novell"), Kingston Technology Corporation ("Kingston"), Lexmark International Group, Inc. ("Lexmark"), Sony Corporation ("Sony") and Nortel, Inc. ("Nortel"). The Company is also certified as a Microsoft Senior

Partner. Products offered by the Company include desktop and laptop computers, monitors, servers, memory, peripherals and operating systems, IT accessories, IT consumables and supplies, and application software. Products manufactured by IBM, Hewlett Packard and Compaq accounted for 20%, 20% and 15%, respectively, of the Company's net sales in fiscal 2000.

VALUE-ADDED SERVICES

    The Company also provides value-added services to its customers through its IT managed services and professional services offerings. The gross profit margin on these value-added services is significantly higher than the gross profit margin on the Company's information technology products reselling business. The Company provides these services through defined contracts as well as on a time-and-materials basis. Services revenues increased from 3.4% in fiscal 1999 to 6.6% of net sales in fiscal 2000. This increase is a result of the Company's continuing investments in this portion of its business which has resulted in the growth of services provided to past customers as well as the continued addition of large contracts with new customers.

    The Company continues to focus on providing low cost, aggressively priced, high quality pre and post sales support for all of our clients' IT infrastructure needs, from the desk top to the wide area network, (WAN), and the resulting interface to the internet. This includes the enterprise wide implementation of the award winning Clarify help desk and service management software, and the aggressive hiring of skilled technical resources to service the increased demand. The Company's managed services include product integration, configuration, installation, technical desktop support, hardware maintenance, and network maintenance. En Pointe's professional and consulting services currently include LAN/WAN design and integration, design and installation of enterprise storage solutions, primarily Storage Area Networks
(SANs) and application and operating system migrations. The ability to configure product orders for desk top and network implementations and provide post sale on-site technical support has become increasingly important to En Pointe's targeted customer base. The configuration center in Ontario, California that opened in July 1998 is ISO 9002 certified. This certification provides the Company with the credentials and documented process controls to deliver sophisticated IT configurations in compliance with industry quality assurance standards. The Company's project rollout services generally involve the procurement of large volumes of computer and/or network equipment with standard configurations, delivered on a specific timetable over a relatively short period of time. Many of these projects are national in scope. Rollout projects may include support capabilities such as project management, product scheduling, software loading and testing, coordinating shipments to multiple customer locations and overall quality control.

    En Pointe's technicians are the key to our current and future success. To insure our continued competitive position En Pointe personnel continuously participate in manufacturer and software solution provider certification and authorization programs. En Pointe currently has attained the following nationwide certifications and designations: Microsoft Certified Solution Provider and Large Account Reseller, Novell Gold Reseller, Compaq Authorized Service Provider and Compaq Authorized Enterprise Reseller, IBM PSE Certified, Premier Computer Associates Reseller, Check Point Authorized Partner, Intel Premier Provider, Citrix Gold Reseller, Cisco Premier and Hewlett Packard Advancenet Premier Partner.

CUSTOMERS

    The Company's business model has allowed it to capture the business of a number of large and medium sized corporate and government customers. En Pointe's policy is to attract major customers by offering them a full service solution at competitive pricing. Typically, En Pointe handles specialized rollouts and projects for its customers. En Pointe has been able to raise the level of customer service and reduce the cost of acquisition for many of its clients by combining full service offerings with "cost plus" pricing; consisting of the Company's cost plus an additional percentage negotiated with the customer. Once the Company has been approved as a supplier of a customer, it seeks to capture a significant portion of their business, which is typically spread over a number of resellers. En Pointe believes that maintaining high customer satisfaction will enable it to more effectively expand the range of value-added services it provides to include sales of technical, consulting and customer information services.

    The entities listed below illustrate the wide range of customers that have purchased information technology products and/or services from the Company during fiscal 2000:

Corning                IBM                    CitiCorp               Los Angeles County
                                                                     Regus Business
Northrop               Fulton County          Starbucks              Centers
GTE                    State of Washington    Nortel                 GE Appliance
US West                MCI                    Motorola               Taco Bell
Salvation Army         Stanford University    Toyota Motor           Novell
New York City          Baylor University      Abbot Labs             State of Minnesota
Board of Education

    A substantial portion of the Company's net sales is derived from long-term contracts, typically of at least one to two year's duration. However, these contracts are usually non-exclusive agreements that are terminable upon 30 day's notice by either party. Purchases by customers are made using individual purchase orders or an automated process via AccessPointe-TM-.

    For the fiscal year ended September 30, 2000, net sales under the IBM contract accounted for approximately 12.8% of total net sales. No other customer or contract accounted for more than 10% of the Company's net sales. The loss of the IBM contract or a significant loss, reduction or rescheduling of orders from any of the Company's customers could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

SALES AND MARKETING

    The Company's national sales force focuses on Fortune 500 customers as well as the local government and education markets, while certain large commercial and public sector accounts are maintained by specialized teams at the Company's headquarters. En Pointe employed approximately 224 sales, marketing and related support personnel as of September 30, 2000 in 20 markets located throughout the United States (including its headquarters located in El Segundo, California). All of En Pointe's sales personnel have access to the Company's information systems, which allows them to focus more on sales and less on administrative tasks associated with order processing. Although the Company is highly reliant on its various automated systems, it believes in maintaining a high level of personal interaction with its customers to ensure their complete satisfaction and loyalty. The Company's practice is to hire experienced industry sales representatives. Sales representatives are compensated based on the profitability of their sales and the subsequent management of their accounts. En Pointe guarantees the salary of selected new sales representatives for a limited period, after which compensation is based solely on commission. This compensation structure has been successful for the Company, as the most effective sales personnel enjoy a high level of compensation relative to the industry average.

    As of the September 30, 2000, En Pointe had sales representatives in San Jose, CA; Sacramento, CA; Ontario, CA, Denver, CO; Phoenix, AZ, Louisville, KY, New York City, NY; Austin, TX; Dallas, TX; Houston, TX; Portland, OR; Salt Lake City, UT; Kirkland, WA; Chicago, IL; Atlanta, GA; Charlotte, NC; Minneapolis, MN; Boston, MA; and Memphis, TN, in addition to its El Segundo-based sales force. En Pointe is strategically positioned as a national service and sales organization registered and qualified to do business in all 50 states. The Company has adopted an entrepreneurial approach with respect to its sales and marketing efforts. Local personnel are usually given a high degree of autonomy, including limited pricing authority. Larger sales offices also have profit and loss responsibility, with compensation of sales office managers tied to the performance of their office.

    During its fiscal fourth quarter 2000, En Pointe began transitioning some of its traditional brick and mortar locations to the virtual offices. Today, En Pointe maintains 11 branch offices and 9 virtual markets. En Pointe's virtual markets include, Austin, Boston, Chicago, Houston, Louisville, Memphis, Phoenix, Portland and Sacramento. En Pointe will continue to evaluate the transition of current offices to virtual as well as the expansion into other markets with the emphasis on maintaining super branches in markets that will provide regional support and resources for the virtual markets.

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

    The Company's business model allows it to eliminate many overhead and "touch" costs and risks. It has sought to take advantage of the operational strengths of its allied distributors, who have developed extensive warehousing, purchasing and distribution functions. As a result, the Company's continuing strategy is to limit its investment in product inventory and capital costs associated with these "back office" functions, so as to be able to accept lower gross profit margins than many of its competitors.

    En Pointe's ability to fill and deliver customer orders with an extremely high degree of speed and accuracy is one key benefit of the Company's business model. Its information systems, which include all order processing functions, enable the Company to place orders on a same-day basis. Most orders for in-stock product are picked, staged and drop shipped to the customer from the allied distributor within 24 hours of receipt of order, and on the same business day for orders received by 2 p.m. Pacific Time. The standard delivery time, based on product availablitiy, is two to three business days. The integration process will usually add a maximum of three business days. After an order is entered, it is reviewed and approved at the Company's purchasing center and transmitted electronically to the chosen distributor. Once the order is shipped by the distributor, delivery information is downloaded by the Company usually the day after the order is placed into its information systems. It then uses that information to produce an invoice, which is sent to the customer. If a customer places an order that cannot be filled by an individual distributor, En Pointe will split the order among multiple distributors.

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

    En Pointe has been able to successfully implement its strategy due in large part to the close relationships it has developed with the allied distributors. The Company has been able to maintain these relationships for several reasons, most importantly the volume of business that it generates. This volume enables En Pointe to negotiate with its allied distributors to receive discounts on certain products, which the Company may pass along to its customers. With larger sales volume, En Pointe has been able to take advantage of these discounts as well as others provided by product manufacturers. The Company seeks to participate in these discounts, either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, who in turn will pass a portion along to resellers. See "Business--Risks Associated With Dependence on Distributors And Manufacturers."

COMPETITION

    En Pointe operates in a segment of the information technology industry that is highly competitive. It competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web order companies. Increasingly, the competition also includes hardware manufacturers and national computer retailers that have commenced marketing directly to end users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, allowing them to offer the same products and services at a lower price. Many of En Pointe's competitors are larger, have substantially greater financial, technical, marketing and other resources, and offer a broader range of value-added services. The Company has traditionally competed with, among others, CompuCom Systems, Inc. ("CompuCom"), Elcom International, Inc. ("Elcom"), Sarcom Corp. ("Sar Com"), Pomeroy, Inc. ("Pomeroy"), and CDW Computer Centers, Inc. ("CDW"). During the past year, three of the Company's traditional major competitors have ceased operations. Inacom absorbed Vanstar and then went out of business, MicroAge filed Chapter 11, and GEIS sold off their product business.

    Dell and Gateway Computers ("Gateway") demonstrated the ability of a manufacturer-direct model to profitably gain market share, which has lead other manufacturers (e.g. IBM, Compaq, and HP) to announce plans intended to reduce the role of distributors and resellers, particularly in major accounts, which are the Company's target market. En Pointe expects to face additional competition from these manufacturers and other new market entrants in the future. As a balancing factor to this business model shift by major manufacturers, no single manufacturer has the capability to display and deliver multi-vendor solutions for any customers with which they may choose to have a direct relationship. This opens the door to speculation that manufacturers may ultimately have to choose to display their direct-priced products to their direct customers through an IT-centric e-procurement application with the ability to present customer-specific bundles of mixed manufacturer standards, through an application like AccessPointe-TM- tool. The integration of En Pointe's AccessPointe-TM- with the SupplyAccess-TM- solution is capable of being used as a free-standing, neutral e-procurement application using XML integration. En Pointe's solution has the advantage of an e-procurement tool that can be used as a pilot to act as a logical interim step for interested customers looking for a robust e-procurement solution. Additionally, the En Pointe solution is compatible with all ERP system's document type and can link to the Company either via the front end web site or the back end ERP system. This permits processing of transactions whether or not the customer or supplier system is SAP-based, and whether or not the processing must occur in the customer's system or the supplier's system. The En Pointe e-procurement offering and the total solution is considered a competitive advantage.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While En Pointe believes that it competes successfully with respect to most, if not all, of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the industry is characterized by abrupt changes in technology and the associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If it were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business--Industry Overview" and "--Risks Associated with Competition."

INTELLECTUAL PROPERTY

    The Company's ability to effectively compete in its market will depend significantly on its ability to protect its intellectual property. The Company does not have patents on any technology, which the Company believes to be material to its future success. En Pointe relies primarily on trade secrets, proprietary knowledge and confidentiality agreements to establish and protect its rights in its intellectual property, and to maintain its competitive position. There can be no assurance that others may not independently develop similar or superior intellectual property, gain access to the Company's trade secrets or knowledge, or that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company in the event of any unauthorized use or disclosure of its proprietary information.

    Under an agreement with an affiliate of the Company, the affiliate is an application support provider ("ASP") for SAP, Clarify, Microsoft, Gentran, and Vertex software as well as certain other IT service needs. As a part of that agreement, the Company was granted a limited, non-assignable, nonexclusive license to use the affiliate's software, which is marketed by the Company as AccessPointe-TM-. The software is used in conjunction with the Company's sourcing of product for customers and is considered a vital part of sales operations. Thus, the Company is dependent upon its affiliate to continue to support its use of the AccessPointe-TM- software, until such time as another ASP can be located to provide an alternative solution. There can be no assurances that the Company will continue to have access to the AccessPointe-TM- software, nor that others may not independently develop similar or superior software nor that others may not be granted similar rights to the software.

    The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo, "AccessPointe-TM-" and other marks. It has been issued registrations for its "En Pointe" and "Building Blocks" marks in the United States and has pending registrations in Canada, Mexico and the European Community. En Pointe does not believe that its operations are dependent upon any of its trademarks or service marks. It also sells products and provides services under various trademarks, service marks, and trade names that are the property of owners other than the Company. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Business--Risks Associated With Dependence on Technology."

SEGMENT INFORMATION

    See Note 14 to the Consolidated Financial Statements, "Segment Information", for financial information regarding the Company's operating segments.

EMPLOYEES

    As of September 30, 2000, En Pointe employed approximately 546 individuals, including approximately 224 sales, marketing and related support personnel, 238 service and support personnel, 30 warehousing/manufacturing/test personnel and 54 employees in administration and finance. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS FOR THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO RESELL INFORMATION TECHNOLOGY PRODUCTS; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY SALES, TECHNICAL AND MANAGEMENT PERSONNEL; THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR IN THE COMPANY'S OPERATIONS OR BUSINESS, AND ANY OR ALL OF THESE FACTORS MAY AFFECT THE COMPANY'S ABILITY TO CONTINUE ITS CURRENT RATE OF SALES GROWTH OR MAY RESULT IN LOWER SALES VOLUME THAN CURRENTLY EXPERIENCED.

    IN ADDITION TO THE INFORMATION SET FORTH ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS: (I) A SIGNIFICANT PORTION OF THE COMPANY'S SALES CONTINUING TO BE TO CERTAIN LARGE CUSTOMERS, (II) CONTINUED DEPENDENCE BY THE COMPANY ON CERTAIN ALLIED DISTRIBUTORS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE INFORMATION TECHNOLOGY MARKET, (IV) THE LIMITED PRIOR EXPERIENCE OF THE COMPANY IN THE PROVISION OF VALUE-ADDED SERVICES, AND (V) THE DECISION BY THE COMPANY TO EXPAND ITS SALES FORCE INTO VARIOUS NEW GEOGRAPHIC TERRITORIES. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE CUSTOMERS.

    For the years ended September 30, 2000, 1999 and 1998, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 14%, 19% and 21% respectively, of the Company's net sales. The Company's contracts for the provision of products or services, including its contract with IBM, are generally non-exclusive agreements that are terminable by either party upon 30 days notice. The loss of IBM or any other large customer, the failure of IBM or any other large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by IBM or any other large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Customers."

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

    A key element of the Company's past success and future business strategy involves the establishment of alliances with certain large distributors of information technology products and services, including Ingram Micro, Synnex and Tech Data. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from three allied distributors, Ingram Micro, Tech Data and Synnex accounted for 48% of the Company's aggregate purchases in fiscal 2000. Certain allied distributors provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain allied distributors for many of the same customers and therefore there can be no assurance that any such allied distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Substantially all of the Company's contracts with its allied distributors are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the allied distributors, modification of the terms or discontinuance of agreements with any of the allied distributors, failure to meet minimum purchase volume requirements, or the failure to establish a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business--Distribution."

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

    Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers or the failure of the Company to gain sufficient access to such new products or product enhancements could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business--Products" and "--Value-Added Services."

    Recent changes in the information technology industry, especially pressure on gross profit margins, has adversely affected a number of distributors of information technology products, including certain allied distributors. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect the Company's distributors. Because the Company's overall business strategy depends on the Company's relationships with the allied distributors, the Company's business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and allied distributors in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has recently been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because the Company's business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to the Company, which could have a material adverse impact on the Company's business, financial position, results of operations and cash flows. See "Business--Industry Overview."

RISKS ASSOCIATED WITH COMPETITION

    The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers and providers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, national computer retailers and manufacturers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, which allow them to offer the same products and services at a lower price. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom, Dell, Elcom, Gateway, MicroAge, and CDW. The Company expects to face additional competition from new market entrants in the future.

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

RISKS ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY

    In the past, the Company's ability to effectively compete in its market depended significantly on its ability to protect its proprietary technology. The Company relied primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There was no assurance that the existing methods for protecting the Company's proprietary technology would be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor could any assurance be given that the Company would have been able to achieve or maintain a meaningful technological advantage. However, the extent of the Company's reliance on proprietary technology has been significantly reduced by the replacement of its legacy systems with a customized version of SAP (not proprietary), and a sophisticated open architecture web-commerce application based on Microsoft Site Server, Commerce Edition. While some of the web application coding is proprietary, the ability to reverse-engineer that code exists. The Company would be required to incur substantial costs in seeking enforcement of any such residual proprietary rights against infringers. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. The Company's competitive position now relies much more on its expert implementation of open standards, world-class customized applications which support the valuable e-commerce distribution experience gained in seven years of successful fulfillment of large entity customer requirements. See "Business--Intellectual Property."

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

    As has occurred in the past it is possible that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the market price of the Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

    The Company's net sales have increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $494.4 million in fiscal 2000, representing a compound annual growth rate of 28.5% for the six year period, with most of the growth occurring in the first four years. The sales growth has not lead to improved margins and the Company's gross profit margins are low compared to many other resellers of information technology products. In fiscal 2000, the Company's aggregate gross profit margin was 9.8%.

    Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins generated by the Company as a result of its reliance on purchasing information technology products from its allied distributors, it is unlikely that the Company will be able to increase gross profit margins appreciably in its core business of reselling information technology products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of the Company's business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by the Company to maintain its gross profit margins and sales levels could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON ASSET BASED FINANCING

    The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 2000, the Company had outstanding borrowings under its credit facilities of $41.2 million out of a total availability under its credit facilities of $83.0 million.

    The Company has primarily funded its working capital requirements through a $44.0 million Inventory and Working Capital Agreement (the "IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC") and with a $39.0 million Inventory and Working Capital Agreement (the "Finova" Agreement) with Finova Capital Corporation ("Finova"). At September 30, 2000, the outstanding principal balance under the IBMCC Financing Agreement was approximately $19.8 million; the outstanding principal balance under the Finova Agreement was approximately
$21.4 million.

    Finova has announced that it will discontinue the financing segment of its business. As a part of that decision, effective December 11, 2000 the Company was advised that the Company's $39 million line of credit from Finova will no longer be available after 60 days. Management believes that alternative financing is available and is actively pursuing negotiations with other asset based lenders, although there is no assurance that they will be successful, nor that the terms will be as favorable. In addition IBMCC, effective December 15, 2000, announced that they were reducing the available credit to the Company from $44.0 million to $30.0 million and increasing the interest rate by two and a quarter percent to prime plus two percent. Subsequently IBMCC, effective
January 17, 2001, agreed to increase the amount available under the working capital financing agreement from $30 million to $35 million and extend the date of expiration, if not renewed, from April 14, 2001 to September 30, 2001.

    Borrowings under the IBMCC Financing Agreement and the Finova Agreement are collateralized by substantially all assets of the Company, including accounts receivable, inventory and equipment. IBMCC may terminate the IBMCC Financing Agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term is defined in the IBMCC Financing Agreement. In the event of such termination, the outstanding borrowings under the IBMCC Financing Agreement become immediately due and payable in their entirety. The termination of the IBMCC Financing Agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the IBMCC Financing Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

RISKS ASSOCIATED WITH ACQUISITIONS OF AND INVESTMENTS IN COMPLEMENTARY
BUSINESSES

    One element of the Company's growth strategy may include expanding its business through strategic acquisitions and investments in complementary businesses. The Company has not had significant acquisition or investment experience, and there can be no assurance that the Company will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or integrate acquired businesses into its operations. Acquisitions and investments involve numerous risks, including difficulties in the assimilation of the operations, services, products, vendor agreements, and personnel of the acquired company, the diversion of management's attention and other resources from other business concerns, entry into markets in which the Company has little or no prior experience, and the potential loss of key employees, customers, or contracts of the acquired company. Acquisition and investments could also conflict with restrictions in the Company's agreements with existing or future lenders, distributors or manufacturers. The Company is unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. The Company's failure to successfully manage any potential acquisitions or investments in complementary businesses could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

RISKS ASSOCIATED WITH EXTENSIONS OF CREDIT

    As a marketing enhancement, the Company offers unsecured and secured credit terms for qualified customers. Historically, the Company has not experienced losses from write-offs in excess of established reserves. While the Company evaluates customers' qualifications for credit and closely monitors its extensions of credit, defaults by customers in timely repayment of these extensions of credit could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

    The directors, executive officers and principal stockholders of the Company and their affiliates beneficially own, in the aggregate, approximately 31% of the outstanding Common Stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval, such as certain amendments to the Company's Certificate of Incorporation. Additionally, the directors and executive officers have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of the Common Stock.

POTENTIAL VOLATILITY OF STOCK PRICE

    Factors such as the announcement of acquisitions by the Company or its competitors, quarter to quarter variations in the Company's operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of the Common Stock. Moreover, trading volumes in the Company's Common Stock have been low historically and could exacerbate price fluctuations in the Common Stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 2. PROPERTIES

    The Company leases approximately 35,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring in May 2001, which it is currently renegotiating. The Company also leases an approximately 126,000 square foot facility in Ontario, California, which is primarily, used for configuration and maintenance services. This facility has been operational since July 1, 1998. At the time the facility was planned, the Company believed that there would be an emerging "channel assembly" market for resellers, such as the Company, of computer products. However, instead, certain manufacturers began requiring distributors to "co-locate" their final assembly operations at the manufacturer's facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, En Pointe's Board of Directors authorized the Company to sell and leaseback the Ontario Facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June 1999. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence the Company incurred a non-recurring charge of $6.2 million associated therewith. The charge was determined using the "held for use" model contained in SFAS No.121. The Company's intent then was to sub-lease approximately 45% of the facility space to an unrelated company. However, no such sub-lease has been executed. The Company continues to evaluate its options with regard to the excess capacity at the Ontario Facility.

    As of September 30, 2000, the Company currently leases twelve sales offices nationwide. The following table identifies the Company's sales offices:

                                                              APPROXIMATE
                                                                  DATE
FACILITY                                                         OPENED
--------                                                      ------------
Corporate Headquarters and Sales Office:
  El Segundo, California....................................  April 1993
Sales Offices:
  Dallas, Texas.............................................  March 1993
  Seattle, Washington.......................................  June 1993
  Austin, Texas.............................................  May 1994
  New York, New York........................................  July 1994
  Denver, Colorado..........................................  August 1994
  Salt Lake City, Utah......................................  May 1996
  Atlanta, Georgia..........................................  April 1997
  Charlotte, North Carolina.................................  April 1997
  Minneapolis, Minnesota....................................  July 1997
  Ontario, California.......................................  July 1, 1998
  San Jose, California......................................  April 2000

    Management believes the Company's headquarters, sales offices and configuration facilities are adequate to support its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

    In March of 1999, a jury verdict in the Los Angeles County (California) Superior Court relating to litigation brought by Novaquest Infosystems resulted in the Company owing a total of $1,425,000. Under the court decree, $375,000 was awarded for intentional interference with plaintiffs' prospective economic advantage tort claim, $50,000 was awarded for breach of contract, and $1 million was awarded for punitive damages. In addition, in April 2000 the court awarded the plaintiffs attorneys' fees and costs under the breach of contract claim of approximately $1,218,000. The Company has timely objected to the amount of the cost reimbursement allowed for attorney fees and intends to appeal the court's ruling. However, the Company recorded an additional nonrecurring charge of $1,173,000 to increase the litigation accrual during the quarter ended March 31, 2000.

    In March of 2000, an action was brought against the Company in the Orange County Superior Court contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed on behalf of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    In October of 2000, the Company and one of its officers were two of several defendants in an arbitration matter before the New York Stock Exchange, Inc. brought on by First Union Securities, Inc. ("First Union"). First Union seeks to recover losses it incurred against all of the defendants relating to one of its customers who acquired a large position in the Company's stock on margin and was unable to repay the margin loan. The Company vigorously denies the allegations and believes the case is without merit.

    In January of 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder's derivative complaint alleging that such persons improperly benefitted from the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick v. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456). The defendants intend to vigorously defend the allegations and believe the case is without merit.

    There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse affect on the Company's business, financial position and results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A written consent statement authorizing an increase to the aggregate amount of shares issuable pursuant to the Company's 1996 Stock Incentive Plan by 1,500,000 additional shares was submitted to a vote of security holders but did not obtain the necessary approval of a majority of the holders of outstanding shares, based on the votes tabulated on September 30, 2000. Security holders representing 1,453,418 shares of common stock voted in favor of the increase (out of 6,529,354 shares outstanding on September 30, 2000). Security holders representing 741,431 shares of common stock voted against the increase with 35,710 security holders abstaining. All prior filings with the Commission are incorporated by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, par value $.001 per share, is quoted on the NASDAQ National Market under the symbol "ENPT." The following table sets forth, for the period indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal 1999
  First quarter.............................................    $ 9 15/16   $ 2 1/2
  Second quarter............................................     10 1/2      5
  Third quarter.............................................      9 1/4      5 3/8
  Fourth quarter............................................     14 15/64     6 1/16
Fiscal 2000
  First quarter.............................................    $30        $ 7 11/16
  Second quarter............................................     55         26 3/4
  Third quarter.............................................     41 3/16     8 1/2
  Fourth quarter............................................     10 1/2      5 3/4
Fiscal 2001
  First quarter (through 12/29/00)..........................    $ 8 5/8    $ 2 13/16

    On December 29, 2000, the closing sale price for the Common Stock on the NASDAQ National Market was $3.125 per share. As of December 29, 2000, there were 51 stockholders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of September 30, 2000 and 1999 and for each of the years in the three year-period ended September 30, 2000 have been derived from the Company's Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon are included elsewhere in this Annual Report on Form 10-K.

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

During the June quarter of 2000, the Company deconsolidated Firstsouce and SupplyAccess (see Note 1 to the Consolidated Financial Statements).

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.................................  $494,421   $668,270   $567,739   $491,358   $345,093
Cost of sales.............................   445,865    614,564    514,168    447,276    316,165
                                            --------   --------   --------   --------   --------
  Gross profit............................    48,556     53,706     53,571     44,082     28,928
Operating expenses:
  Selling and marketing expenses..........    45,308     37,942     34,257     22,340     15,253
  General and administrative expenses.....    22,830     30,775     13,665     10,905      5,948
  Non-recurring charges...................     2,717      7,917         --         --        525
                                            --------   --------   --------   --------   --------
    Operating (loss) income...............   (22,299)   (22,928)     5,649     10,837      7,202
Interest expense..........................     1,718      3,172      2,166      1,239      1,673
Gain on sale of investment................    (3,938)    (4,428)        --         --         --
Other income, net.........................      (348)      (117)      (237)      (194)      (116)
Minority interests........................      (512)    (3,747)        --         --         --
                                            --------   --------   --------   --------   --------
  (Loss) Income before income taxes.......   (19,218)   (17,808)     3,720      9,792      5,645
(Benefit) provision for income taxes......      (535)    (1,214)     1,488      3,961      2,315
Equity (income)/Losses of Affiliates......       702
                                            --------   --------   --------   --------   --------
  Net (loss) income.......................  $(19,385)  $(16,594)  $  2,232   $  5,831   $  3,330
                                            ========   ========   ========   ========   ========
Net (loss) income per share:
  Basic...................................  $  (3.02)  $  (2.79)  $   0.38   $   1.03   $   0.78
                                            ========   ========   ========   ========   ========
  Diluted.................................  $  (3.02)  $  (2.79)  $   0.37   $   1.00   $   0.77
                                            ========   ========   ========   ========   ========
Weighted average shares and share
  equivalents
outstanding (1):
  Basic...................................     6,419      5,942      5,875      5,681      4,255
                                            ========   ========   ========   ========   ========
  Diluted.................................     6,419      5,942      6,071      5,811      4,304
                                            ========   ========   ========   ========   ========

                                                              AS OF SEPTEMBER 30,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $ 22,252   $ 23,495   $ 19,831   $24,753    $18,338
Total assets................................  $101,688   $133,609   $132,567   $90,862    $64,923
Borrowings under lines of credit and current
  portion of notes payable..................  $ 41,251   $ 62,567   $ 80,388   $50,890    $36,668
Long term liabilities and notes payable.....  $  5,463   $  5,581   $  6,602   $   463    $   284
Stockholders' equity........................  $ 16,507   $ 26,271   $ 31,019   $28,319    $20,875

------------------------

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

OVERVIEW

    The Company began operations in March 1993 as a reseller of information technology products. In fiscal 1999, the Company started emphasizing value-added services to its customers. Value-added services accounted for 6.6% of the Company's net sales in fiscal 2000. The gross profit margins on the value-added services that the Company currently offers are significantly higher than the gross profit margins on the Company's information technology products reselling business.

    firstsource corp. ("Firstsource", formerly firstsource.com and Purchase Pointe, Inc.), an Internet and call center based business-to-business provider of products, services and information necessary to operate small to medium sized businesses, began operations in June of 1998 as a wholly-owned subsidiary. In July of 1999, a private placement reduced the Company's ownership percentage to 71.4%. Subsequent private placements in fiscal 2000 reduced the Company's ownership further. By May 16, 2000 the voting interest percentage had decreased to 43.5%. Because the Company's voting interest dropped below 50% effective
May 16, 2000 and the Company does not otherwise have control, the Company began to account for its investment in Firstsource under the equity method of accounting.

    In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc. ("SupplyAccess"), to address the larger corporate customers' needs to find product via the internet at the most favorable prices. SupplyAccess was designed as an internet portal charging transaction fees to the seller. The Company transferred its IT department and related computer equipment and software to SupplyAccess in exchange for a $5.5 million note receivable. No gain or loss was recognized on the transaction. Concurrently it was agreed that SupplyAccess would provide the Company with IT services and would allow Company customers access to its fulfillment engine for the initial year for a flat quarterly fee of $500,000. In subsequent years the fee would be adjusted to a variable rate.

    In February 2000, SupplyAccess completed an initial private placement of 12,000,000 shares of convertible preferred stock at $1.50 a share, which reduced the Company's voting interest to 54%. On April 4, 2000, SupplyAccess completed a supplemental private placement of stock of 5,088,318 shares of convertible preferred stock at $1.50 a share that reduced the Company's voting interest to 45.10%. Subsequent private placements of convertible preferred stock hare reduced the Company's voting interest to 38.69%. Because the Company's voting interest dropped below 50% effective April 4, 2000 and the Company does not otherwise have control, the Company began to account for its investment in SupplyAccess under the equity method of accounting.

    The Company's net sales have increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $494.4 million in fiscal 2000, representing a compound annual growth rate of 28.5% for that six year period. The past growth in net sales was principally driven by sales to new customers and increased sales to existing customers as well as geographic expansion through the opening of additional sales offices. However, in fiscal 2000 the Company experienced its first annual decline of $173.8 million in sales due to a softer PC market and difficulties in transitioning to a new business ERP system.

    Softening the impact of the sales decline was an overall improvement in gross profit margins rising to 9.8% in fiscal 2000 from 8.0% a year ago, principally from a lessening of competitive pricing and higher margins from the Company's expanding service business. Nevertheless the increase in gross profit margins was insufficient to offset the loss of margins from the sales volume decline and total gross profits declined $5.2 million.

    Operating expenses, exclusive of non-recurring charges, were $68.1 million and were comparable with prior year operating expenses of $68.7 million. Non-recurring charges declined $5.2 million compensating for the gross profits decline resulting in an operating loss of $22.3 million, which was comparable with the $22.9 million of the prior year. Prior year's non-recurring charges were higher in large part due to an impairment charge of $6.2 million against operations to write-down the net book value of the Company's Ontario facility to its estimated fair value as well as litigation costs.

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

    Product revenues are generally recognized upon shipment. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales includes product and service costs and current and estimated allowances for returns of products that are not accepted by the Company's distributors or manufacturers, less any incentive credits.

    The Company's effective tax rate credit for losses varied significantly from the statutory rate in the current fiscal year. This was attributable principally to the limitation of the available loss carryback to prior years as well as to the non-recognition of deferred tax assets due to uncertainty of future use. See
Note 8 to the Consolidated Financial Statements for further explanation.

RESULTS OF OPERATIONS

    The following tables set forth certain financial data as a percentage of net sales for the periods indicated. The first table presents the financial data from the Statement of Operations expressed as percentage of net sales. The second table presents the same type of financial data from the Statement of Operations after giving pro-forma effect to the deconsolidation of the two previously controlled subsidiaries by excluding them from operations for each of the three years presented. By excluding deconsolidated subsidiaries the reader will be better able to assess normalized, core operations of the Company.

                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    90.2       92.0       90.6
                                                               -----      -----      -----
  Gross profit..............................................     9.8        8.0        9.4
Selling and marketing expenses..............................     9.2        5.7        6.0
General and administrative expenses.........................     4.6        4.6        2.4
Non-recurring charges.......................................     0.5        1.1         --
                                                               -----      -----      -----
  Operating (loss) income...................................    (4.5)      (3.4)       1.0
Interest expense............................................     0.4        0.5        0.4
Gain on sale of investment..................................    (0.8)      (0.7)        --
Other income, net...........................................    (0.1)        --       (0.1)
Minority interests..........................................    (0.1)      (0.5)        --
                                                               -----      -----      -----
  (Loss) Income before income taxes.........................    (3.9)      (2.7)       0.7
Provision for income taxes..................................    (0.1)      (0.2)       0.3
Equity Losses of Affiliates.................................     0.1         --         --
                                                               -----      -----      -----
  Net (loss) income.........................................    (3.9)%     (2.5)%      0.4%
                                                               =====      =====      =====

                                                                  NORMALIZED OPERATIONS
                                                              ------------------------------
                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    90.0       91.9       90.6
                                                               -----      -----      -----
  Gross profit..............................................    10.0        8.1        9.4
Selling and marketing expenses..............................     8.5        5.3        6.0
General and administrative expenses.........................     2.6        2.5        2.4
Non-recurring charges.......................................     0.6        1.2         --
                                                               -----      -----      -----
  Operating (loss) income...................................    (1.7)      (0.9)       1.0
Interest expense............................................     0.3        0.5        0.3
Other income, net...........................................    (0.1)        --         --
                                                               -----      -----      -----
  (Loss) Income before income taxes.........................    (1.9)%     (0.7)%      0.7%
                                                               =====      =====      =====

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

    NET SALES. Net sales decreased $173.9 million, or 26.0%, to $494.4 million in fiscal 2000 from $668.3 million in fiscal 1999. The decrease in sales was attributable to softness in the marketplace and a loss of customer base during implementation of the SAP business system. Net sales under the IBM contract accounted for 12.8% of total net sales and 21.4% of total accounts receivable for the 2000 fiscal year compared with 18.8% and 18.5% respectively for the prior fiscal year. In absolute dollars IBM net sales decreased $62.3 million to $63.4 million in fiscal 2000 from $125.7 million in fiscal 1999, reflecting the same conditions noted above. Services revenues increased $7.2 million, or 31.3%, to $30.2 million in fiscal 2000 from $23.0 million in fiscal 1999 and were 6.6% of total net sales versus 3.6% in the prior year.

    Firstsource, an Internet and call center based business-to-business provider of products, services and information for small to medium sized businesses, contributed $34.2 million in net sales for the seven and a half month period in which the former subsidiary was consolidated with the Company. Net sales for Firstsource in the seven and one-half month period prior to deconsolidation ("the consolidation period") exceeded the prior full fiscal year 1999 net sales of $30.0 million. SupplyAccess, a start-up internet portal business-to-business provider, did not record any net sales for the approximate six month period in which the former subsidiary was consolidated with the Company.

    Net sales for the last two quarters of fiscal 2000 increased on a sequential basis $5.3 million in the September quarter and $2.2 million in the June quarter compared with declines of $20.1 million in the March quarter and $33.6 million in the December quarter. However, future sequential gains in net sales in the upcoming quarter will be challenged by the overall disappointing sales anticipated by the computer industry and are likely to be adversely affected.

    GROSS PROFIT. Gross profit decreased $5.2 million, or 9.6% to $48.6 million in fiscal 2000 from $53.7 million for 1999, but increased as a percentage of net sales to 9.8% in 2000 as compared to 8.0% in 1999. The increase in gross profit percentage is attributable to a lessening of pricing pressures throughout the industry on information technology products as well as increased margins from the rising service revenues.

    Gross profits from Firstsource were $3.1 million during the consolidation period, as compared with $2.1 million for twelve months of fiscal year 1999. Gross margins improved to 9.0% from 6.9% in fiscal 1999.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $7.4 million, or 19.4% to $45.3 million in fiscal 2000, from $37.9 million in fiscal 1999. Of the $7.4 million increase, $2.5 million was from increased marketing efforts of Firstsource during the consolidation period with the remainder primarily attributed to hiring additional sales personnel. As a percentage of net sales, selling and marketing expense increased 3.5% to 9.2% in 2000 from 5.7% in 1999, 2.4% of which was attributed to the decline in the volume of net sales, 0.9% was from increased Firstsource expenses, with the remainder from the cost of additional sales personnel hired.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $7.9 million, or 25.8% to $22.8 million in fiscal 2000, from $30.7 million in fiscal 1999. Most of the $7.9 million decline is due to less general and administrative expenses incurred by Firstsource during the 2000 partial fiscal year that the former subsidiary was consolidated, and is the result of an abnormally high prior year expense from the acceleration of the vesting of Firstsource stock options in the fourth quarter of fiscal 1999. Because of declining sales volume, general and administrative expenses as a percentage of net sales remained constant at 4.6% in fiscal 2000.

    NON-RECURRING CHARGES. Non-recurring charges consist of a $1.5 million for restructuring charges and $1.2 million related to a legal suit in which attorney fees and costs were awarded by the court. Restructuring charges occurred in the June quarter when the workforce was reduced by 105 and five sales offices were converted to virtual sales locations (see Note 4 to the Consolidated Financial Statements). Non-recurring charges declined $5.2 million to $2.7 million from the $7.9 million in fiscal 1999, when a $6.2 million impairment charge for the write down of the Ontario configuration facility comprised most of the charge.

    OPERATING LOSS. Operating loss decreased $0.6 million, or 2.8%, to a loss of $22.3 million in fiscal 2000 from a $22.9 million operating loss in fiscal 1999. Although total operating expenses decreased $5.7 million in fiscal 2000 to $70.9 million from $76.6 million in fiscal 1999, the decrease did not compensate for the $5.2 decline in gross profits. The decline in total operating expenses was from the $5.2 million decrease in non-recurring charges explained above. Operating loss, as a percent of net sales, increased to 4.5% in fiscal 2000 from 3.4% in fiscal 1999, due to declining sales volume.

    INTEREST EXPENSE. Interest expense decreased $1.5 million, or 45.9% to $1.7 million in fiscal 2000 from $3.2 million in fiscal 1999. Of the $1.5 million decrease, $0.6 million related to interest income that was netted in interest expense. The remaining $0.9 million decrease in interest expense was due to the decline in borrowing under the lines of credit.

    GAIN ON SALE OF INVESTMENTS. In conjunction with a SupplyAccess private placement, marketable securities were acquired that produced a gain of $3.9 million upon sale. The securities were acquired on February 23, 2000 with a cost basis of $6.8 million.

    MINORITY INTEREST. Minority interest represents losses allocated to the minority shareholders as of December 31, 1999, when Firstsource was still a majority owned subsidiary and was eligible to be consolidated with the Company.

    EQUITY IN LOSSES OF AFFILIATES. As a result of the deconsolidation of two previously consolidated subsidiaries (see Note 1 to the Consolidated Financial Statements), in the June quarter of 2000 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. The Company does not anticipate recognizing further losses from its affiliates since no additional financial support, that would be considered additional investment, is planned for the future.

    BENEFIT FOR INCOME TAXES. Benefit for income taxes decreased $0.7 million, or 55.9% to a benefit of $0.5 million in fiscal 2000 from a $1.2 million benefit in fiscal 1999. The reduction of the benefit in fiscal 2000 was due to the limitation of the available loss carry back as well as to the non-recognition of deferred tax assets due to uncertainty of future realization.

    NET (LOSS) INCOME. Net loss increased $2.8 million, or 16.8%, to a $19.4 million net loss in fiscal 2000 from $16.6 million net loss in fiscal 1999. As a percentage of net sales, net loss increased to 3.9% from 2.9% in fiscal 1999.

PRO FORMA COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

    In order to meaningfully assess underlying operating trends, management believes that the results of operations for fiscal 2000 should be analyzed after excluding the effects of the subsidiaries that were deconsolidated in the June 2000 quarter. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of the deconsolidated subsidiaries from normal operations.

    NET SALES. Net sales decreased $178.1 million, or 27.9%, to $460.2 million in fiscal 2000 from $638.3 million in fiscal 1999. The decrease in sales was attributable to softness in the marketplace and a loss of customer base during implementation of the SAP business system.

    Net sales under the IBM contract accounted for 13.8% of total net sales for the 2000 fiscal year compared with 19.7% for the prior fiscal year. In absolute dollars IBM net sales decreased $62.3 million to $63.4 million in fiscal 2000 from $125.7 million in fiscal 1999, reflecting the same conditions noted above. Services revenues increased $7.2 million, or 31.3%, to $30.2 million in fiscal 2000 from $23.0 million in fiscal 1999 and were 6.1% of total net sales versus 3.6% in the prior year.

    GROSS PROFIT. Gross profit decreased $5.8 million, or 11.2% to $45.8 million in fiscal 2000 from $51.6 million for 1999, but increased as a percentage of net sales to 10.0% in 2000 as compared to 8.1% in 1999. The increase in gross margin percentage is attributable to a lessening of pricing pressures throughout the industry on information technology products as well as increased margins from the rising service revenues.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $4.9 million, or 14.6% to $38.6 million in fiscal 2000, from $33.7 million in fiscal 1999, primarily as a result of hiring additional sales personnel. As a percentage of net sales, selling and marketing expense increased 3.2% to 8.5% in 2000 from 5.3% in 1999, 2.4% of which was attributed to the decline in the volume of net sales with the remainder from the cost of additional sales personnel hired.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $3.6 million, or 23.0% to $12.1 million in fiscal 2000, from $15.7 million in fiscal 1999. As a percentage of net sales, general and administrative expenses increased to 2.6% in fiscal 2000 from 2.5% in fiscal 1999 due to the decline in sales volume.

    OPERATING LOSS. Operating loss increased $1.9 million, or 33.1%, to a loss of $7.6 million in fiscal 2000 from a $5.7 million operating loss in fiscal 1999. Although total operating expenses decreased $3.9 million in fiscal 2000 to $53.4 million from $57.3 million in fiscal 1999, the decrease did not compensate for the $5.8 decline in gross profits. Operating loss, as a percent of net sales, increased to 1.7% in fiscal 2000 from 0.9% in fiscal 1999, due mainly to declining sales volume.

    INTEREST EXPENSE. Interest expense decreased $1.3 million, or 45.1% to $1.6 million in fiscal 2000 from $2.9 million in fiscal 1999. Of the $1.3 million decrease, $0.6 million related to interest income that was netted in interest expense. The remaining $0.7 million decrease in interest expense was due to the decline in borrowing under the lines, due to declining sales volumes.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

    NET SALES. Net sales increased $100.6 million, or 17.7%, to $668.3 in fiscal 1999 from $567.7 million in fiscal 1998. The increase in sales was attributable to sales to new customers, increased sales to existing customers, and increased sales of value-added services.

    Firstsource, an Internet focused business, contributed $30.0 million during its first full fiscal year of operations or 4.5% of total net sales an increase of $24.6 million from the four month initial start of operations in fiscal 1998.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $17.1 million, or 125.2% to $30.8 million in fiscal 1999, from $13.7 million in fiscal 1998 with $14.6 million of the increase related to the Company's subsidiary, Firstsource. The increase in general and administrative expense at Firstsource was primarily the result of a non-cash charge for compensation related to the grant of stock options at Firstsource. Of the total charge, $10.0 million was incurred in the fourth quarter of fiscal 1999 and was due in large part to an acceleration of the vesting schedule of the options granted. The remaining compensation of $1.4 million at September 30, 1999, will be amortized over the next 16 quarters. In addition, $4.3 million of the $14.6 million increase was the result of hiring additional personnel necessary to support the growth of Firstsource's Internet business.

    As a percentage of net sales, general and administrative expenses increased to 4.6% in fiscal 1999 as compared to 2.4% in fiscal 1998. Excluding the non-cash stock option compensation charge, general and administrative expenses were 3.1% of net sales in fiscal 1999. The 3.1% increase over the 2.4% of the prior year is primarily due to increased staffing at Firstsource.

    NON-RECURRING CHARGES. Non-recurring charges consist of a $6.2 million impairment charge for the write down of the Ontario configuration facility to market value and a $1.7 million charge for a reserve for litigation expense.

    OPERATING INCOME. Operating income decreased $28.6 million, or 505.9%, to a loss of $22.9 million in fiscal 1999 from $5.6 million operating profit in fiscal 1998, primarily as a result of increased general and administrative expenses for Firstsource accompanied by decreased gross profit margins. Operating loss, as a percent of net sales, declined to 3.4% in fiscal 1999 from 1.0% in fiscal 1998.

    INTEREST EXPENSE. Interest expense increased $1.0 million, or 46.5% to $3.2 million in fiscal 1999 from $2.2 million in fiscal 1998. The increase in interest expense was primarily due to $0.6 million of interest incurred on borrowings incurred for the Ontario facility. Under FAS 98, all future rental payments related to the Ontario sale/leaseback, which for fiscal 2000 are estimated to be $.5 million, will be characterized as interest expense.

    GAIN ON SALE OF INVESTMENT. The gain on sale of investment resulted from the sale of shares held by the Company in Shopping.com. Net proceeds received were $5.0 million on an adjusted carrying value of the shares of $0.6 million.

    MINORITY INTEREST. Firstsource, a formerly wholly-owned subsidiary, on July 28, 1999 issued 2,659,886 shares of common stock in a private placement that grossed $9.3 million and resulted in the Company's ownership declining to 71.4%. Minority interest reflects the 28.6% allocable portion of the subsidiary's loss since July 28, 1999.

    BENEFIT FOR INCOME TAXES. The benefit for income taxes of $1.2 million in fiscal 1999 represents a change of $2.7 million from the $1.5 million provision in fiscal 1998. The benefit in fiscal 1999 was limited so as to exclude the loss before taxes of Firstsource of $13.7 million. The exclusion of any tax benefit from the Firstsource loss was necessitated by the Company's ownership in Firstsource declining to less than the mandatory 80% required for consolidated filings.

    NET (LOSS) INCOME. Net income decreased $18.8 million, or 843.4%, to a $16.6 million net loss in fiscal 1999 from $2.2 million net income in fiscal 1998. The decrease in fiscal 1999 earnings resulted primarily from declining profit margins coupled with increased operating expenses of the Company's Internet-focused subsidiary of $14.4 million (net of $3.9 million allocated to minority interest), and non-recurring charges of $7.9 million. As a percentage of net sales, net (loss) income declined to (2.5)% from 0.4% in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2000 operating activities provided cash totaling $9.3 million compared with $12.3 million in the prior fiscal year. A decline of $14.6 million in accounts receivable represented the largest cash producing reconciling item between net loss of $19.4 million and cash provided by operating activities of $9.3 million.

    In fiscal 2000, accounts receivable, before allowances for returns and doubtful accounts declined 21.4% largely due to a 27.8% decline in sales volume. The Company's accounts receivable balance at September 30, 2000 and 1999, was $79.0 million and $101.7 million, respectively. The number of days' sales outstanding in accounts receivable increased to 58 days from 56 days, as of September 30, 2000 and 1999, respectively.

    Investing activities used cash totaling $22.1 million for fiscal 2000 while providing $5.6 million cash in the prior year. Of the total cash used from investing activities of $22.1 million, $32.2 million was from the deconsolidation of two subsidiaries. Partially offsetting the $32.2 million from deconsolidation, were proceeds received from the sale of marketable securities of $10.7 million. The marketable securities were received in a non-cash exchange for the issuance of preferred stock by one of the subsidiaries before the subsidiary was deconsolidated. The sale of the securities produced a gain of $3.8 million, which has been eliminated above in arriving at cash provided from operating activities.

    Financing activities provided net cash totaling $8.6 million in fiscal 2000, while using cash of $14.3 million in fiscal 1999. Most of the financing cash provided came from $22.7 million raised from private placement sales of stock by two former subsidiaries. The subsidiaries were subsequently deconsolidated, after further stock sales resulted in the Company losing majority voting control. In addition to the $22.7 million of cash raised by stock sales, an additional $9.0 million of stock in the former subsidiaries was exchanged for marketable securities in a non-cash transaction. Of the $9.0 million of marketable securities received, $6.8 million was sold at a gain of $3.8 million, as referenced in the investing activities above. Net cash of $16.6 million was used for the reduction of borrowings on lines of credit. Such lines have been used primarily to finance accounts receivable balances.

    As of September 30, 2000, the Company had approximately $2.6 million in cash and working capital of $22.3 million. The Company has two revolving credit facilities collateralized by accounts receivable and all other assets of the Company, including $44.0 million in lines with IBM Credit Corporation ("IBMCC"). As of September 30, 2000, such lines of credit provided for maximum aggregate borrowings of approximately $83.0 million, of which approximately $41.2 million was outstanding.

    Outstanding borrowings under the IBMCC line of credit bore interest at prime less .25% during fiscal 2000 and was increased to prime plus 2% effective December 15, 2000. The line of credit is renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2000 the Company has obtained a waiver on non-compliance with two covenants that relate to minimum percentage of net income to sales and debt to equity. The Company remains in compliance with all other covenants.

    As discussed in Note 3 to the consolidated financial statements, on December 11, 2000 the Company was advised by one of its lenders, Finova Capital Corporation ("Finova"), that Finova was discontinuing the financing segment of its business. As a result, the Company was advised that its $39 million working capital line of credit with Finova will no longer be available after 60 days (February 9, 2001). Following the expiration of the Finova line of credit agreement, the Company's only remaining working capital financing agreement is with IBM Credit Corporation ("IBMCC").

    Effective December 15, 2000, the Company was also advised by IBMCC that the maximum available amount under the Company's working capital financing agreement was reduced from $44 million to $30 million. Subsequently IBMCC, effective January 17, 2001, agreed to increase the amount available under the working capital financing agreement from $30 million to $35 million and extend the date of expiration, if not renewed, from April 14, 2001 to September 30, 2001. To diversify the Company's working capital financing, the Company is currently seeking additional financing with various lenders to augment the IBMCC line of credit agreement and believes that it will be successful in finding that financing, although not necessarily with terms as favorable as with its current lenders.

    To address the profitability issue, in June of 2000, a new executive management team has taken steps to improve profitability including the implementation of a restructuring plan in June of 2000, which included a reduction in the work force by 105 and conversion of five sales offices to virtual sales locations. Additionally, the Company is focusing its efforts on increasing service revenues, which yield a higher gross margin than product sales.

    Further, approximately $14.1 million and $13.7 million of the Company's operating losses in the years ended September 30, 2000 and 1999, respectively arose from the Company's investments in certain former subsidiaries. During the June quarter, due to a reduction in voting interest in certain former subsidiaries, the Company began to account for its investments in these former subsidiaries under the equity method of accounting (see Note 1 "Investment in Affiliates"). In accordance with the equity method of accounting, the Company has suspended recognition of equity method losses after its adjusted basis was reduced to zero and does not anticipate increasing its investment in affiliates.

    As a result of the foregoing changes, in the fourth quarter of fiscal year 2000, the Company was able to record a profit of $174,000 before consideration for the non-operational gain of $2.3 million from reversal of equity losses of affiliates that resulted in $2.4 million of net income reported for the quarter. There can be no assurance that management's plans will continue to be successful in improving profitability or that management will be able to obtain an additional financing facility to augment the IBMCC financing arrangement or that IBMCC will renew its financing agreement with the Company at September 30, 2001. However, management believes the increase in the amount available under the working capital financing agreement with IBMCC to $35 million and extension of the date of expiration to September 30, 2001 will provide sufficient working capital for the year ending September 30, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. SFAS No. 137 defers the effective date of SFAS
No. 133 until all fiscal years beginning after June 30, 2000.

    In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management is currently assessing the impact of SAB101 and believes the impact, if any, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of

APB Opinion No. 25." FIN No. 44 effective July 1 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock issued to Employees." Management does not believe that the adoption of FIN No. 44 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's line of credit with IBMCC bore interest at the prime rate less 0.25% during fiscal 2000 and was increased to prime plus 2% effective December 15, 2000. Assuming an increase of one-half a percentage point in the lenders' prime rate on October 1, 2000 and no change in the outstanding borrowings under the lines of credit at September 30, 2000, interest expense would increase by approximately $50,000 for fiscal year 2001 as compared to fiscal year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 2001 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2001.

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

                          EN POINTE TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................       F-2

Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................       F-3

Consolidated Statements of Operations for each of the Three
  Years in the Period Ended September 30, 2000..............       F-4

Consolidated Statements of Stockholders' Equity for each of
  the Three Years in the Period Ended September 30, 2000....       F-5

Consolidated Statements of Cash Flows for each of the Three
  Years in the Period Ended September 30, 2000..............       F-6

Notes to Consolidated Financial Statements..................       F-8

Schedule II--Valuation and Qualifying Accounts..............      F-26

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
En Pointe Technologies, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1, one of the Company's working capital lines of credit will no longer be available after February 9, 2001 and the remaining working capital agreement will expire on September 30, 2001, if not renewed.

PricewaterhouseCoopers LLP
Los Angeles, California
November 20, 2000, except for Notes 1, 3 and 13
as to which the date is January 17, 2001

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Amounts)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  2,616   $  6,838
  Restricted cash...........................................        73        120
  Accounts receivable, net of allowance for returns and
    doubtful accounts of $3,318 and $2,291, respectively....    79,022    101,707
  Inventories...............................................     9,296      8,588
  Refundable income taxes...................................     1,420      1,669
  Prepaid expenses and other current assets.................     1,503      1,005
                                                              --------   --------
    Total current assets....................................    93,930    119,927

Property and equipment, net of accumulated depreciation and
  amortization..............................................     7,487     13,114

Other assets................................................       271        568
                                                              --------   --------
    Total assets............................................  $101,688   $133,609
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit..........................  $ 41,198   $ 62,289
  Accounts payable..........................................    12,906     15,373
  Accrued liabilities.......................................    10,198     10,960
  Other current liabilities.................................     7,323      7,413
  Current portion of notes payable..........................        53        278
  Deferred taxes............................................        --        119
                                                              --------   --------
    Total current liabilities...............................    71,678     96,432

Long term liability.........................................     5,463      5,581
Losses in excess of investments in unconsolidated
  affiliates................................................     8,040         --
                                                              --------   --------
    Total liabilities.......................................    85,181    102,013

Minority Interest...........................................        --        512

Commitments and contingencies (Note 9)......................        --         --

Stockholders' equity:
  Preferred stock, $.001 par value:
    Shares authorized--5,000,000
    No shares issued or outstanding.........................        --         --
  Common stock, $.001 par value:
    Shares authorized--40,000,000
    Issued and outstanding--6,529,354 and 6,076,348,
    respectively............................................         7          6
  Additional paid-in capital................................    40,905     36,896
  Unearned compensation.....................................        --     (1,486)
  Treasury stock............................................      (518)        --
  Accumulated deficit.......................................   (23,887)    (4,332)
                                                              --------   --------
  Total stockholders' equity................................    16,507     31,084
                                                              --------   --------
  Total liabilities and stockholders' equity................  $101,688   $133,609
                                                              ========   ========

                 See Notes to Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(In Thousands Except Share and Per Share Amounts)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $494,421   $668,270   $567,739
Cost of sales...............................................   445,865    614,564    514,168
                                                              --------   --------   --------
  Gross profit..............................................    48,556     53,706     53,571

Selling and marketing expenses..............................    45,308     37,942     34,257
General and administrative expenses.........................    22,830     30,775     13,665
Non-recurring charges.......................................     2,717      7,917         --
                                                              --------   --------   --------
  Operating (loss) income...................................   (22,299)   (22,928)     5,649

Interest expense............................................     1,718      3,172      2,166
Gain on sale of investments.................................    (3,938)    (4,428)        --
Other income, net...........................................      (349)      (117)      (237)
Minority interests..........................................      (512)    (3,747)        --
                                                              --------   --------   --------
  (Loss) income before income taxes and equity in losses
    of affiliates...........................................   (19,218)   (17,808)     3,720

(Benefit) provision for income taxes........................      (535)    (1,214)     1,488
Equity in losses of affiliates..............................       702         --         --
                                                              --------   --------   --------
    Net (loss) income.......................................  $(19,385)  $(16,594)  $  2,232
                                                              ========   ========   ========
    Net (loss) income per share
      Basic.................................................  $  (3.02)  $  (2.79)  $   0.38
                                                              ========   ========   ========
      Diluted...............................................  $  (3.02)  $  (2.79)  $   0.37
                                                              ========   ========   ========
  Weighted average shares and share equivalents outstanding
      Basic.................................................     6,419      5,942      5,875
                                                              ========   ========   ========
      Diluted...............................................     6,419      5,942      6,071
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                                                    (ACCUMULATED
                                              COMMON STOCK       ADDITIONAL                           DEFICIT)
                                           -------------------    PAID-IN     TREASURY   UNEARNED     RETAINED
                                            SHARES     AMOUNT     CAPITAL      STOCK      COMP.       EARNINGS      TOTAL
                                           --------   --------   ----------   --------   --------   ------------   --------
Balance at September 30, 1997............   5,779        $6       $18,283     $          $            $ 10,030     $ 28,319
  Issuance of common stock under stock
    option and stock purchase plans......      44        --           390          --         --            --          390
  Issuance of common stock on exercise of
    warrants.............................      77        --            --          --         --            --           --
  Amortization of deferred
    compensation.........................      --        --            24          --         --            --           24
  Income tax benefits related to stock
    options..............................      --        --            60          --         --            --           60
  Treasury stock.........................      --        --            --          (6)        --            --           (6)
  Net income.............................      --        --            --          --         --         2,232        2,232
                                            -----        --       -------     -------    --------     --------     --------
Balance at September 30, 1998............   5,900         6        18,757          (6)        --        12,262       31,019
  Issuance of common stock under stock
    option and stock purchase plans......     163        --           873          --         --            --          873
  Issuance of common stock on exercise of
    warrants.............................      13        --            --          --         --            --           --
  Warrants issued for services
    performed............................      --        --           300          --         --            --          300
  Deferred compensation related to
    issuance of stock options............      --        --        11,875          --    (11,875)           --           --
  Amortization of deferred
    compensation.........................      --        --            --          --     10,389            --       10,389
  Income tax benefits related to stock
    options..............................      --        --           284          --         --            --          284
  Treasury stock issued to stock purchase
    plan.................................      --        --            (6)          6         --            --           --
  Effect of equity transactions of
    subsidiary...........................                           4,813                                             4,813
  Net loss...............................      --        --            --          --         --       (16,594)     (16,594)
                                            -----        --       -------     -------    --------     --------     --------
Balance at September 30, 1999............   6,076         6        36,896          --     (1,486)       (4,332)      31,084
  Issuance of common stock under stock
    option and stock purchase plans......     404         1         3,375          --         --            --        3,376
  Issuance of common stock on exercise of
    warrants.............................      49        --            --          --         --            --           --
  Treasury stock purchased...............      --        --            --      (1,000)        --            --       (1,000)
  Treasury stock issued under stock
    plans................................      --        --          (312)        482         --          (170)          --
  Income tax benefits related to stock
    options..............................      --        --           883          --         --            --          883
  Effect of deconsolidation..............      --        --            63          --      1,486            --        1,549
  Net loss...............................      --        --            --          --         --       (19,385)     (19,385)
                                            -----        --       -------     -------    --------     --------     --------
Balance at September 30, 2000............   6,529        $7       $40,905     $  (518)   $    --      $(23,887)    $ 16,507
                                            =====        ==       =======     =======    ========     ========     ========

                 See Notes to Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net (loss) income...........................................  $(19,385)  $(16,594)  $ 2,232
Adjustments to reconcile net income to net cash used by
  operating activities:
  Depreciation and amortization.............................     2,278      2,447     1,728
  Gain on sale of investments...............................    (3,938)    (4,428)      232
  Loss on disposal of assets related to restructuring.......       186         --        --
  Impairment loss--Ontario facility.........................        --      6,192        --
  Allowance for doubtful accounts...........................     2,212        944       329
  Allowance for returns and other allowances................        25         78       370
  Allowance for reserve for fixed assets....................       419         --        --
  Allowance for inventory obsolescence......................       249        323       100
  Deferred taxes............................................      (119)       (22)       50
  Amortization of deferred compensation.....................        --     10,389        24
  Warrants issued for services performed....................        --        300        --
  Minority interest in loss of subsidiary...................      (512)    (3,747)       --
Changes in operating assets and liabilities:
  Restricted cash...........................................        (3)     1,879    (1,587)
  Marketable securities.....................................        63         --        --
  Accounts receivable.......................................    14,620       (773)  (25,779)
  Inventories...............................................    (1,101)    (1,902)   (2,446)
  Refundable income taxes...................................       249     (1,386)       --
  Prepaid expenses and other current assets.................    (1,249)      (557)    1,120
  Other assets..............................................       153       (216)     (927)
  Accounts payable..........................................      (956)     6,535     5,040
  Accrued expenses..........................................     1,455      5,945      (115)
  Other current liabilities.................................     4,048      6,849    (1,547)
  Losses in excess of investments in unconsolidated
    affiliates..............................................    10,601         --        --
                                                              --------   --------   -------
Net cash provided (used) by operating activities............     9,295     12,256   (21,176)
                                                              --------   --------   -------
Proceeds from sale of property..............................        --      5,500        --
Proceeds from sale of investment............................    10,700      4,990        --
Proceeds from notes receivable from affilates...............     2,205         --        --
Acquisition of business.....................................        --         --      (514)
Purchase of property and equipment..........................    (2,877)    (4,936)  (10,571)
Net equity in deconsolidated subsidiaries...................    (9,569)        --        --
Reduction in cash due to deconsolidation....................   (22,603)        --        --
                                                              --------   --------   -------
  Net cash (used) provided by investing activities..........   (22,144)     5,554   (11,085)
                                                              --------   --------   -------
Net (repayments) borrowings under lines of credit...........   (16,581)   (17,307)   28,905
Net proceeds from sale of shares in subsidiary..............    22,656      9,072        --
Proceeds from notes payable.................................        --         --     3,432
Payment on notes payable....................................      (306)    (6,975)     (410)
Net proceeds from sale of common stock under employee
  plans.....................................................     3,376        873       390
Treasury stock..............................................      (518)        --        (6)
                                                              --------   --------   -------
  Net cash provided (used) by financing activities..........     8,627    (14,337)   32,311
                                                              --------   --------   -------
(Decrease) increase in cash.................................    (4,222)     3,473        50
Cash at beginning of year...................................     6,838      3,365     3,315
                                                              --------   --------   -------
Cash at end of year.........................................  $  2,616   $  6,838   $ 3,365
                                                              ========   ========   =======

                 See Notes to Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $ 2,308     $3,172     $2,166
                                                              =======     ======     ======
  Income taxes (refunded) paid..............................  $(1,519)    $   28     $1,898
                                                              =======     ======     ======
Supplemental schedule of non-cash financing and investing
  activities:
  Tax benefit related to stock options......................  $   883     $  284     $   60
                                                              =======     ======     ======
  Unrealized gain on equity holdings by former subsidiary...  $   577
                                                              =======
  Securities received in exchange for stock by former
    subsidiary..............................................  $ 9,000
                                                              =======
  Warrants issued for services performed....................              $  300
                                                                          ======
  Credit to reflect capitalization of Ontario lease.........              $5,442
                                                                          ======
  Long-term debt acquired in purchase of plant..............                         $3,710
                                                                                     ======

                 See Notes to Consolidated Financial Statements

                          EN POINTE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    The Company was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.

    The Company is a reseller of information technology products and value-added services to large and medium sized companies and government entities with sales and service personnel in 20 markets located throughout the United States. The Company is headquartered in El Segundo, California.

LIQUIDITY

    As reflected in the accompanying financial statements, the Company has incurred significant losses from operations during the fiscal years ended September 30, 2000 and 1999. In addition, as discussed in Note 3, on
December 11, 2000 the Company was advised by one of its lenders, Finova Capital Corporation ("Finova"), that Finova was discontinuing the financing segment of its business. As a result, the Company was advised that its $39 million working capital line of credit with Finova will no longer be available after 60 days (February 9, 2001). Following the expiration of the Finova line of credit agreement, the Company's only remaining working capital financing agreement is with IBM Credit Corporation ("IBMCC").

    Effective December 15, 2000, the Company was advised by IBMCC that the maximum available amount under the Company's working capital financing agreement was reduced from $44 million to $30 million. Subsequently IBMCC, effective January 17, 2001, agreed to increase the amount available under the working capital financing agreement from $30 million to $35 million and extend the date of expiration, if not renewed, from April 14, 2001 to September 30, 2001. The Company is currently seeking additional financing with various lenders to replace the Finova line of credit agreement and believes that it will be successful in securing that financing, although not necessarily with terms as favorable as with its current lenders.

    In June 2000, a new executive management team took steps to improve profitability including the implementation of a restructuring plan, which included a reduction in the work force by 105 employees and conversion of five sales offices to virtual sales locations. In addition, the Company is focusing its efforts on increasing revenues from the sale of services, which yield a higher gross margin than product sales.

    Approximately $14.1 million and $13.7 million of the Company's operating losses in the years ended September 30, 2000 and 1999, respectively arose from the Company's investments in certain former subsidiaries. During the June 2000 quarter, due to a reduction in voting interest in certain former subsidiaries, the Company began to account for its investments in these former subsidiaries under the equity method of accounting (see Note 1 "Investment in Affiliates"). In accordance with the equity method of accounting, the Company has suspended recognition of equity method losses after its adjusted basis was reduced to zero and does not anticipate increasing its investment in such affiliates.

    There can be no assurance that management's plans will be successful in improving profitability or that management will be able to obtain an additional financing facility to augment the IBMCC financing arrangement or that IBMCC will renew its financing agreement with the Company at September 30, 2001. However, management believes the increase in the amount available under the working capital financing agreement with IBMCC to $35 million and extension of the date of expiration to September 30, 2001 will provide sufficient working capital for the year ending September 30, 2001.

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

DECONSOLIDATION

    In June 1998, the Company's previously wholly-owned subsidiary, firstsource ("Firstsource," previously named Purchase Pointe, Inc. and firstsource.com), commenced operations to sell information technology products to the small and medium sized businesses and the consumer markets via the internet. In
July 1999, Firstsource raised $9.3 million through a private placement of its common stock resulting in the Company's ownership percentage decreasing to 71.4% at September 30, 1999. The sales of common stock by Firstsource was accounted for as a capital transactions in the consolidated financial statements of the Company in accordance with Staff Accounting Bulletins (SAB) Nos. 51 and 84. Under SAB Nos. 51 and 84, if a subsidiary sells stock to a third party at a price per share which is different than the parent company's carrying value per share, the parent company's share of equity in the subsidiary changes. Due to Firstsource being a newly developed company the changes were recognized by the En Pointe as an equity transaction in the Consolidated Statements of Stockholders' Equity and not as a gain or loss in the Statement of Operations.

    During the fiscal year 2000, Firstsource completed a series of private placements that aggregated 8,630,197 shares of convertible preferred stock (ranging in prices from $3.50 per share to $4.19 per share). With the increase in shares outstanding, as of May 16, 2000, the Company's 6,645,000 shares of common stock in Firstsource represented a 43.5% voting interest. Effective
May 16, 2000, because the Company did not otherwise have control of Firstsource, the Company began to account for its investment in Firstsource under the equity method of accounting.

    In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc. ("SupplyAccess"), to address the larger corporate customers' needs to find product on the internet at the most favorable prices. SupplyAccess was designed as an internet portal charging transaction fees to the seller. The Company transferred its Information Technology (IT) department and related computer equipment and software to SupplyAccess in exchange for a $5.5 million note receivable. There was no gain or loss recognized on this transaction. At September 30, 2000, the balance of the note receivable from SupplyAccess was $750,000. Concurrently it was agreed that for a flat quarterly fee of $500,000 SupplyAccess would provide the Company with IT services and would allow Company customers access to its fulfillment engine. In future periods, SupplyAccess will charge the Company a transaction fee based on the volume of IT services provided. During the year ended September 30, 2000, the Company paid SupplyAccess $2,000,000 for IT services.

    In February 2000, SupplyAccess completed an initial private placement of 12,000,000 shares of convertible preferred stock at $1.50 per share, which reduced the Company's voting interest to 54%. In addition, in April 2000, SupplyAccess completed a supplemental private placement of 5,088,318 shares of convertible preferred stock at $1.50 per share that reduced the Company's voting interest to 45.10%. Two subsequent private placements of 5,196,000 shares of convertible preferred stock at $1.50 per share reduced the Company's voting interest even further to 38.65%. Effective April 4, 2000, because the Company's voting interest in SupplyAccess dropped below 50% and the Company does not otherwise have control over SupplyAccess, the Company began to account for its investment in SupplyAccess under the equity method of accounting.

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During the periods prior to the reduction in the Company's voting interest to below 50%, the Company consolidated the operating results and assets and liabilities of Firstsource and SupplyAccess. At the dates of deconsolidation, the Company did not recognize the gain of approximately $10.0 million resulting from the accumulated losses recognized in excess of the Company's ownership interest in the former subsidiaries. The gain was deferred due primarily to the Company's continued guarantee of certain debt obligations and other commitments, which are considered to be an increase in the Company's investment basis ("adjusted basis") under the equity method of accounting.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

    As explained above, two of the Company's former subsidiaries, SupplyAccess and Firstsource issued additional shares of stock in the June 2000 quarter resulting in a reduction of En Pointe's voting control to less than 50%. Thereafter the Company deconsolidated these subsidiaries and accounted for its investment in unconsolidated affiliates under the equity method of accounting. During the year ended September 30, 2000, En Pointe recognized equity losses from unconsolidated affiliates of $702,000.

    The Company has recognized accumulated losses in excess of the Company's ownership interest in the former subsidiaries during the periods in which the former subsidiaries were consolidated. As of September 30, 2000, the Company's adjusted basis under the equity method of accounting has been reduced to zero. In accordance with the equity method of accounting, the Company has suspended recognition of equity method losses after its adjusted basis was reduced to zero. Any future losses generated are monitored but not reported. Equity method income is recognized in future periods only after the Company's share of equity method income equals previously unreported equity method losses accumulated during periods in which recognition of equity method losses were suspended.

    The following summarizes the most recent combined financial information available of the unconsolidated affiliates (in thousands):

                                                             SEPTEMBER 30, 2000
                                                            AND FOR THE YEAR THEN
                                                                    ENDED
                                                               FIRSTSOURCE AND
                                                                SUPPLYACCESS
                                                            ---------------------
                                                                 (UNAUDITED)
Current assets............................................        $ 38,591
Non-current assets........................................        $ 11,257
Current liabilities.......................................        $ 17,376
Non-current liabilities...................................        $  3,776
Shareholders' equity......................................        $ 28,696
Net revenue...............................................        $ 67,603
Net loss..................................................        $(28,391)

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivable, including vendor purchase rebates and volume purchasing incentives, and inventories. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Product revenues are recognized upon shipment and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less estimated volume purchase incentives and other purchase rebates received by the Company from its vendors.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

RESTRICTED CASH

    Restricted cash at September 30, 2000 and 1999 represents deposits maintained for certain government tax agencies.

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

LONG-LIVED ASSETS

    The carrying value of long-term assets is periodically reviewed by management and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from such assets are less than their carrying value. During 1999, the Company recorded an impairment charge of $6.2 million for its Ontario facility (see
Note 6), which is included in non-recurring charges in the consolidated statements of operations. No impairment losses were recorded in fiscal years 2000 and 1998.

ADVERTISING

    The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2000 and 1999, advertising expense was approximately $3,343,000 and $1,955,000 respectively. During the year ended September 30, 1998, advertising was not a significant item of expense for the Company.

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND VENDORS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company's cash deposits are placed with various financial institutions; at times such balances with any one financial institution may be in excess of the FDIC insurance limits.

    For the years ended September 30, 2000, 1999 and 1998, one of the Company's customers accounted for approximately 14%, 19% and 21% of net sales, respectively. At September 30, 2000 and 1999 that customer accounted for 21% and 18% of accounts receivable, respectively. No other customer accounted for 10% or more of net sales.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations.

    For the year ended September 30, 2000, purchases from three vendors accounted for 48% of total purchases.

TREASURY STOCK

    The Company uses the specific identification method for accounting for treasury stock. During the fiscal year, the Company purchased 88,300 shares for $1,000,000, and subsequently, issued 42,522 shares for employee stock benefit plans for $312,000. At September 30, 2000 45,778 shares with a cost of approximately $518,000 remained in treasury stock.

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value of the Company's stock for accounting purposes and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18.

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

COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 2000, 1999 and 1998.

SEGMENT REPORTING

    The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. See Note 15, "Segment Information."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all

                          EN POINTE TECHNOLOGIES, INC.

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. SFAS No. 137 defers the effective date of SFAS No. 133 until all fiscal years beginning after June 30, 2000.

    In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management is currently assessing the impact of SAB101 and believes the impact, if any, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN
No. 44 effective July 1 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock issued to Employees." Management does not believe that the adoption of FIN No. 44 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2 PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Computer equipment and software............................   $6,112    $11,850
Office equipment and other.................................    1,195      1,501
Leasehold improvements.....................................      436        421
Capitalized lease (see Note 6).............................    5,442      5,442
                                                              ------    -------
                                                              13,185     19,214
Less: Accumulated depreciation and amortization............   (5,698)    (6,100)
                                                              ------    -------
                                                              $7,487    $13,114
                                                              ======    =======

    Depreciation expense was $2,278,000, $2,296,000 and $1,706,000 for the years ended September 30, 2000, 1999, and 1998 respectively.

3 LINES OF CREDIT

    At September 30, 2000 and 1999, the Company had outstanding borrowings of $41,198,000 and $62,289,000, respectively, under lines of credit with various financial institutions.

    The line of credit agreements provide for total financing of up to $83 million and $121 million at September 30, 2000 and 1999, respectively, at annual interest rates of prime less .25% for both periods. Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to

                          EN POINTE TECHNOLOGIES, INC.

3 LINES OF CREDIT (CONTINUED)
specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. The Company has obtained a waiver on non-compliance with a covenant relating to minimum percentage of net income to sales and debt to equity. On January 4, 2001, in connection with obtaining the waiver of non-compliance, IBMCC reduced the credit available to the Company from $44 million to $30 million and increased the interest rate to prime plus 2%. Subsequently IBMCC, effective January 17, 2001, agreed to increase the amount available under the working capital financing agreement from $30 million to $35 million and extend the date of expiration, if not renewed, from April 14, 2001 to September 30, 2001.

    Finova, with whom the Company has a $39 million line of credit and which is a part of the $83.0 million credit facility mentioned above, has announced that it will discontinue the financing segment of its business. As a part of that decision, on December 11, 2000 the Company was advised that the Company's
$39 million line of credit from Finova will no longer be available after 60 days.

    The prime rate of interest was 9.50%, and 8.25% at September 30, 2000 and 1999, respectively, and the weighted average interest rates for the years ended September 30, 2000, 1999 and 1998 were 8.49%, 7.63%, and 8.25%, respectively.
Interest expense for the years ended September 30, 2000, 1999 and 1998 was $2,308,000, $3,172,000, and $2,166,000 respectively.

4 NON-RECURRING CHARGES

    Non-recurring charges for the fiscal year ended September 30, 2000 include a provision for litigation of $1,173,000 related to an adverse judgment received on a legal matter (see Note 13), and restructuring charges of $1,544,000.

    In June 2000, the Company underwent the restructuring charges as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company's core business. In executing the restructure, the workforce was reduced by 105 employees and independent contractors at various levels. Five offices were also closed and converted to virtual sales locations.

    The following table summarizes the restructuring charges and the remaining reserves associated with the restructuring:

                                                 EXPENSED                         REMAINING
                                                  THROUGH           CASH           ACCRUAL
                                            SEPTEMBER 30, 2000    PAYMENTS   SEPTEMBER 30, 2000
                                            -------------------   --------   -------------------
                                                               (IN THOUSANDS)
Separation costs for terminated
  employees...............................        $  928           $  909           $ 19
Facilities closing and downsizing.........           616              451            165
                                                  ------           ------           ----
                                                  $1,544           $1,360           $184
                                                  ======           ======           ====

    The results of operations for the year ended September 30, 1999 included non-recurring charges of $7,917,000. The charges consist of a provision for litigation of $1,725,000 related to an adverse judgment received on a legal matter (see Note 13), and an impairment loss of $6,192,000 related to the Company's Ontario facility (see Note 6).

                          EN POINTE TECHNOLOGIES, INC.

5 GAIN ON SALE OF INVESTMENT

    In conjunction with a former subsidiary's private placement, marketable securities were acquired that produced a gain of $3,938,000 upon sale. The securities were acquired on February 23, 2000 with a cost basis of $6,800,000.

    The gain on sale of investment in 1999 resulted from the sale of shares held by the Company in Shopping.com. Net proceeds received were $4,990,000 on an adjusted carrying value of the shares of $562,000.

6 SALE-LEASEBACK OF ONTARIO FACILITY

    On June 24 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent is $544,000 the first year with 3% increases in each of the following 15 years. The terms of the lease permit the Company to terminate the lease, at no cost nor penalty, at the end of the seventh and tenth year.

    The Company currently occupies approximately 55% of the facility and originally planned to sublease the remaining space. However, under SFAS No. 98 "Accounting for Leases", subleasing space in excess of 10% is considered retaining a financial interest in the property and requires that the property remain on the financial statements. The balance sheet therefore reflects the property and equipment at its estimated fair value and related liability until the lease qualifies as a "normal leaseback" under SFAS No. 98.

    The lease is being accounted for under SFAS No. 98, as a financing lease. The aggregate non-cancellable and annual future minimum lease payments for the term up to which the Company may terminate the lease for the Ontario facility are as follows (in thousands):

2001........................................................  $  565
2002........................................................     581
2003........................................................     599
2004........................................................     617
2005........................................................     636
2006 and thereafter.........................................   6,440
                                                              ------
                                                              $9,438
                                                              ======

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

    For the year ended September 30, 2000 and 1999, Ontario facility rent expense, which is characterized as interest expense under SFAS No. 98, was $551,122 and $148,000.

                          EN POINTE TECHNOLOGIES, INC.

7 EMPLOYEE BENEFIT PLAN

    The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

8 INCOME TAXES

    The components of the income tax (benefit) provision are as follows (in thousands):

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Current:
  Federal...................................................   $(368)    $(1,240)    $1,139
  State.....................................................     (48)         48        299
                                                               -----     -------     ------
                                                                (416)     (1,192)     1,438
                                                               -----     -------     ------
Deferred:
  Federal...................................................    (119)        (53)        37
  State.....................................................      --          31         13
                                                               -----     -------     ------
                                                                (119)        (22)        50
                                                               -----     -------     ------
                                                               $(535)    $(1,214)    $1,488
                                                               =====     =======     ======

    The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before (benefit) provision for income taxes as follows:

                                                                        YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Federal statutory rate......................................    (34)%      (34)%       34%
State taxes, net of federal benefits........................     --          1          5
Expenses not currently deductible...........................     22         19          1
Valuation allowances........................................    (22)        --         --
Losses providing no tax benefits............................     23         14         --
Minority interest...........................................      1         (7)        --
Net operating loss carryback................................      7         --         --
                                                                ---        ---         --
                                                                 (3)%       (7)%       40%
                                                                ===        ===         ==

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of

                          EN POINTE TECHNOLOGIES, INC.

8 INCOME TAXES (CONTINUED)
$4.7 million, management has provided a valuation allowance. Significant components of deferred taxes are as follows (in thousands).

                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
Deferred tax assets:
Accounts receivable and allowance for returns.............  $ 1,406    $ 1,187    $   556
Expenses not currently deductible.........................      870        468        605
Depreciation..............................................       69         --         --
Net operating loss........................................    2,732         --         --
Affiliate losses not currently deductible.................      267         --         --
State income taxes........................................       --         --         63
                                                            -------    -------    -------
                                                              5,344      1,655      1,224
                                                            -------    -------    -------
Deferred tax liabilities:
Discount on receivables...................................     (681)      (957)    (1,113)
Depreciation..............................................       --       (817)      (252)
                                                            -------    -------    -------
                                                               (681)    (1,774)    (1,365)
                                                            -------    -------    -------
Net deferred tax asset (liability)........................    4,663       (119)   $  (141)

Valuation allowance.......................................   (4,663)        --         --
                                                            -------    -------    -------
Deferred tax liability/asset..............................  $    --    $  (119)   $  (141)
                                                            =======    =======    =======

    The Company has a net operating loss ("NOL") of $7.8 million that may be carried forward twenty years to September 30, 2020. Since the NOL is attributable to the exercise of stock options by employees, any realization of income tax benefits from the NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

9 COMMITMENTS AND CONTINGENCIES

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

    Estimated future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 1999 were approximately as follows (in thousands):

2001........................................................  $1,689
2002........................................................   1,033
2003........................................................     396
2004........................................................     121
                                                              ------
                                                              $3,239
                                                              ======

    Rent expense for the years ended September 30, 2000, 1999, and 1998 under all operating leases was approximately $2,273,000, $2,296,000 and $1,419,000 respectively.

                          EN POINTE TECHNOLOGIES, INC.

10 EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net
(loss) income per share (in thousands, except per share amounts):

                                                             YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Net (loss) income.......................................  $(19,385)  $(16,594)   $2,232
                                                          ========   ========    ======
Denominator:
  Weighted-average shares outstanding...................     6,419      5,942     5,875
  Effect of dilutive securities:
    Dilutive potential of options and warrants..........        --         --       196
                                                          --------   --------    ------
Weighted-average shares and share equivalents
  outstanding...........................................     6,419      5,942     6,071
                                                          ========   ========    ======
Basic (loss) income per share...........................  $  (3.02)  $  (2.79)   $ 0.38
                                                          ========   ========    ======
Diluted (loss) income per share.........................  $  (3.02)  $  (2.79)   $ 0.37
                                                          ========   ========    ======

    The dilutive potential of stock options and warrants has been excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

11 STOCK OPTIONS AND WARRANTS

    In March 1996, the Company instituted a qualified (Incentive Stock Option
Plan) and non-qualified stock option plan which provides currently that options for a maximum of 1,260,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. As of September 30, 2000 and 1999, the shares available for grant under the plan were 88,604 and 141,718, respectively.

                          EN POINTE TECHNOLOGIES, INC.

11 STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following is a summary of stock option activity:

                                                                    TOTAL
                                                                   EXERCISE
                                           NON                      VALUE         PRICE RANGE
                                        INCENTIVE   INCENTIVE   (IN THOUSANDS)     PER SHARE
                                        ---------   ---------   --------------   -------------
Outstanding at September 30, 1997.....   153,668     573,704        $7,857       $ 6.40-$22.87
  Granted.............................    10,000     417,800         3,478       $ 6.50-$11.62
  Exercised...........................        --     (17,136)         (154)      $  8.00-$9.50
  Cancelled...........................   (10,000)    (33,781)         (461)      $ 6.40-$22.87
                                         -------    --------        ------
Outstanding at September 30, 1998.....   153,668     940,587        10,720       $ 6.40-$14.38
  Granted.............................    10,000     334,000         2,062       $  5.05-$6.31
  Exercised...........................   (87,167)    (41,775)         (916)      $  6.40-$9.50
  Cancelled...........................        --    (413,505)       (5,125)      $ 6.31-$14.38
                                         -------    --------        ------
Outstanding at September 30, 1999.....    76,501     819,307         6,741       $ 5.05-$10.45
  Granted.............................    10,000     100,250         1,589       $12.50-$36.40
  Exercised...........................   (66,501)   (302,243)       (2,871)      $ 4.63-$10.25
  Cancelled...........................        --     (57,136)         (434)      $ 6.31-$12.25
                                         -------    --------        ------
Outstanding at September 30, 2000.....    20,000     560,178        $5,025       $ 4.62-$36.40
                                         =======    ========        ======

                                                                     WEIGHTED       REMAINING
                                                      OPTIONS        AVERAGE       CONTRACTUAL
                                                    EXERCISABLE   EXERCISE PRICE      LIFE
                                                    -----------   --------------   -----------
September 30, 1998................................    392,427          $8.69           7.72
September 30, 1999................................    499,549          $8.09           8.03
September 30, 2000................................    305,968          $8.39           7.63

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -------------------------------------------   -------------------------------
                              NUMBER       WEIGHTED-                        NUMBER
                          OUTSTANDING AT    AVERAGE      WEIGHTED-      EXERCISABLE AT     WEIGHTED-
                          SEPTEMBER 30,    REMAINING      AVERAGE       SEPTEMBER 30,       AVERAGE
RANGE OF EXERCISE PRICES       2000          LIFE      EXERCISE PRICE        2000        EXERCISE PRICE
------------------------  --------------   ---------   --------------   --------------   --------------
$4.62-$5.05.............      43,126          8.2          $ 4.81            24,371          $ 4.81
$6.31-$6.50.............     172,504          8.6          $ 6.31            80,621          $ 6.31
$7.51-$8.70.............     179,040          7.8          $ 7.82           113,636          $ 7.82
$9.00-$10.45............      84,008          6.7          $10.03            84,008          $10.03
$12.25-$36.40...........     101,500          9.6          $19.78             3,333          $19.78

    At September 30, 2000 warrants to purchase 18,668 shares of the Company's common stock were outstanding that were issued by the Company to the underwriter of the Company's initial public offering, and are exercisable at any time through May 7, 2001 at an exercise price of $9.60 per share.

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1999, 1998 and 1997, consistent with the provisions of SFAS

                          EN POINTE TECHNOLOGIES, INC.

11 STOCK OPTIONS AND WARRANTS (CONTINUED)
No. 123, the Company's net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Net (loss) income as reported...........................  $(19,385)  $(16,594)   $2,232
Net (loss) income pro forma.............................  $(20,716)  $(18,089)   $  714
Basic (loss) earnings per share as reported.............  $  (3.02)  $  (2.79)   $ 0.38
Diluted (loss) income per share as reported.............  $  (3.02)  $  (2.79)   $ 0.37
Basic (loss) income per share pro forma.................  $  (3.23)  $  (3.04)   $ 0.12
Diluted (loss) income per share pro forma...............  $  (3.23)  $  (3.04)   $ 0.12

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                   EXPECTED                RISK FREE
                                                   DIVIDEND    EXPECTED    INTEREST    EXPECTED
                                                    YIELD     VOLATILITY     RATE       LIVES
                                                   --------   ----------   ---------   --------
Year ended September 30, 1998....................     0%          68%        5.66%       5.0
Year ended September 30, 1999....................     0%          75%        5.12%       5.0
Year ended September 30, 2000....................     0%          99%        6.28%       5.0

    In May 1999 Firstsource adopted a stock option plan. During the year ended September 30, 1999, Firstsource issued options to purchase 4,196,500 shares of its common stock at exercise prices of $0.13 to $7.00 per share. Of those options granted, options to purchase 3,233,061 shares of common stock were exercisable at September 30, 1999.

    In connection with the stock options granted by Firstsource, the Company recorded unearned deferred compensation of $11,801,000. In September 1999 Firstsource modified the vesting schedule of stock options outstanding to accelerate vesting. During the fiscal year ended September 30, 1999 $10,315,000 was expensed, of which approximately $9,600,000 is due to the accelerated vesting.

12 EMPLOYEE STOCK PLAN

    The Company has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 172,145 shares of the Company's common stock at September 30, 2000. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period.

13 LITIGATION

    In March of 1999, a jury verdict in the Los Angeles County (California) Superior Court relating to litigation brought by Novaquest Infosystems resulted in the Company owing a total of $1,425,000. Under the court decree, $375,000 was awarded for intentional interference with plaintiffs' prospective

                          EN POINTE TECHNOLOGIES, INC.

13 LITIGATION (CONTINUED)
economic advantage tort claim, $50,000 was awarded for breach of contract, and $1 million was awarded for punitive damages. In addition, in April 2000 the court awarded the plaintiffs attorneys' fees and costs under the breach of contract claim of approximately $1,218,000. The Company has timely objected to the amount of the cost reimbursement allowed for attorney fees and intends to appeal the court's ruling. However, the Company recorded an additional nonrecurring charge of $1,173,000 to increase the litigation accrual during the quarter ended March 31, 2000.

    In March of 2000, an action was brought against the Company in the Orange County Superior Court contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed on behalf of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    In October of 2000, the Company and one of its officers were two of several defendants in an arbitration matter before the New York Stock Exchange, Inc. by First Union Securities, Inc. ("First Union"). First Union seeks to recover against all of the defendants relating to one of its customers who acquired a large position in the Company's stock on margin and was unable to repay the entire margin loan, even upon eventual liquidation of the stock. The Company vigorously denies the allegations and believes the case is without merit.

    In January of 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder's derivative complaint alleging that such persons improperly benefitted from the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick v. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456). The defendants intend to vigorously defend the allegations and believe the case is without merit.

    There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse affect on the Company's business, financial position and results of operations or cash flows.

14 SEGMENT INFORMATION

    Before deconsolidation, the Company consisted primarily of three business units (companies), En Pointe Technologies, Firstsource and SupplyAccess. Each of the companies had separate management teams, infrastructures and facilities.

                          EN POINTE TECHNOLOGIES, INC.

14 SEGMENT INFORMATION (CONTINUED)
    En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with sales representatives in major metropolitan areas as well as available electronic interfaces between En Pointe and its customers and vendors.

    Firstsource focused its efforts on the sale of technology products and other services primarily via the Internet to consumers and small to medium sized businesses.

    SupplyAccess offers a hosted business-to-business web application integrated with a customized SAP-based enterprise fulfillment engine. SupplyAccess pays a flat quarterly fee of $500,000 for the IT services and access by its customers to the SupplyAccess fulfillment engine.

    The accounting policies of the segments are the same as those described in "Organization and Summary of Significant Accounting Policies" included in this report on Form 10-K for the year ended September 30, 2000. The Company evaluates the performances (Segment Profit) of its segments and allocates resources to them based on earnings after income taxes. During the quarter ended June 30, 2000, the Company began to account for its investments in Firstsource and SupplyAccess under the equity method of accounting (see Note 1).

                          EN POINTE TECHNOLOGIES, INC.

14 SEGMENT INFORMATION (CONTINUED)
    The tables below present information about reported segments for the years ended September 30, 2000, 1999 and 1998.

                                                   EN POINTE
                                               TECHNOLOGIES, INC.   FIRSTSOURCE   SUPPLY ACCESS    TOTAL
                                               ------------------   -----------   -------------   --------
YEAR ENDED SEPTEMBER 30, 2000 (IN THOUSANDS):
Net sales....................................       $460,237         $ 34,184        $   --       $494,421
Gross profit.................................       $ 45,473         $  3,083        $   --       $ 48,556
Other income.................................       $    439         $   (106)       $   16       $    349
Interest expense.............................       $  1,727         $    (49)       $   40       $  1,718
Depreciation and amortization................       $  1,592         $    214        $  472       $  2,278
Other noncash items..........................       $  2,040         $    865        $   --       $  2,905
Gain on sale of investment...................       $     --         $     --        $3,938       $  3,938
Nonrecurring charges.........................       $  2,717         $     --        $   --       $  2,717
Income tax benefit...........................       $    540         $     (5)       $   --       $    535
Segment (loss) profit........................       $ (9,409)        $(10,368)       $  392       $(19,385)
Segment assets...............................       $101,688         $     --        $   --       $101,688
Additions to long-lived assets...............       $  1,043         $     --        $   --       $  1,043

                                                   EN POINTE
                                               TECHNOLOGIES, INC.   FIRSTSOURCE   SUPPLY ACCESS    TOTAL
                                               ------------------   -----------   -------------   --------
YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS):
Net sales....................................       $638,270         $ 30,000        $   --       $668,270
Gross profit.................................       $ 51,633         $  2,073        $   --       $ 53,706
Other income.................................       $     46         $     71        $   --       $    117
Interest expense.............................       $  2,914         $    258        $   --       $  3,172
Depreciation and amortization................       $  2,142         $    305        $   --       $  2,447
Other noncash items..........................       $  3,789         $ 10,668        $   --       $ 14,457
Gain on sale of investment...................       $  4,428         $     --        $   --       $  4,428
Nonrecurring charges.........................       $  7,917         $     --        $   --       $  7,917
Income tax benefit...........................       $  1,214         $     --        $   --       $  1,214
Segment (loss) profit........................       $ (2,930)        $(13,664)       $   --       $(16,594)
Segment assets...............................       $122,777         $ 10,832        $   --       $133,609
Additions to long-lived assets...............       $  4,640         $    801        $   --       $  5,441

                                                   EN POINTE
                                               TECHNOLOGIES, INC.   FIRSTSOURCE   SUPPLY ACCESS    TOTAL
                                               ------------------   -----------   -------------   --------
YEAR ENDED SEPTEMBER 30, 1998 (IN THOUSANDS):
Net sales....................................       $562,395         $  5,344        $   --       $562,395
Gross profit.................................       $ 52,847         $    724        $   --       $ 52,847
Other income.................................       $    236         $      1        $   --       $    236
Interest expense.............................       $  2,113         $     53        $   --       $  2,113
Depreciation and amortization................       $  1,682         $     46        $   --       $  1,682
Income tax provision (benefit)...............       $  1,522         $    (74)       $   --       $  1,522
Segment (loss) profit........................       $  2,467         $   (235)       $   --       $  2,467
Segment assets...............................       $128,987         $  3,580        $   --       $128,987
Additions to long-lived assets...............       $ 10,525         $     46        $   --       $ 10,525

    The Company operates in only one geographic segment.

15 QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected financial information for the quarterly periods in the fiscal years ended September 30, 2000 and 1999 is presented below (in thousands, except per share amounts):

                                                     FISCAL 2000 QUARTER ENDED
                                         --------------------------------------------------
                                         SEPTEMBER     JUNE          MARCH         DECEMBER
                                         ---------   --------       --------       --------
Net sales..............................  $123,680    $118,372       $116,136       $136,233
Gross profit...........................    12,962      10,948         11,539         13,107
Net Income (loss)......................     2,434     (10,468)(a)     (5,507)(b)     (5,844)(c)
Diluted net Income (loss) per share....      0.37       (1.60)(a)      (0.87)(b)      (0.96)(c)

                                                     FISCAL 1999 QUARTER ENDED
                                         --------------------------------------------------
                                         SEPTEMBER     JUNE          MARCH         DECEMBER
                                         ---------   --------       --------       --------
Net sales..............................  $169,807    $182,938       $144,918       $170,607
Gross profit...........................    15,560      13,724         11,040         13,382
Net (loss).............................   (11,035)       (936)        (4,536)           (87)
Diluted net (loss) per share...........     (1.85)      (0.16)         (0.76)         (0.01)

    (a) Net loss and net loss per share have been restated from previously reported amounts of $9,003,000 and $1.38 per share, as described in
       Note 8 to the Company's unaudited quarterly financial statements for the quarter ended June 30, 2000.

    (b) Net loss and net loss per share have been restated from previously reported amounts of $4,897,000 and $0.78 per share, as described in
       Note 5 to the Company's unaudited quarterly financial statements for the quarter ended March 31, 2000.

    (c) Net loss and net loss per share have been restated from previously reported amounts of $5,182,000 and $0.85 per share, as described in
       Note 5 to the Company's unaudited quarterly financial statements for the quarter ended December 31, 1999.

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                                                    CHARGED
                                                      BALANCE AT       TO                   BALANCE AT
                                                     BEGINNING OF   COST AND                  END OF
                                                        PERIOD      EXPENSES   DEDUCTIONS     PERIOD
                                                     ------------   --------   ----------   ----------
YEAR ENDED SEPTEMBER 30, 2000 (IN THOUSANDS):
  Allowance for doubtful accounts..................     $1,642       $2,377      $(1,624)     $2,395
  Allowance for returns............................     $  567       $   --      $   (83)     $  484
  Allowance for price protection...................     $   82       $  357      $    (1)     $  438
  Allowance for inventory valuation................     $  423       $  224      $    --      $  647
                                                        ------       ------      -------      ------
                                                        $2,714       $2,958      $(1,708)     $3,964
                                                        ======       ======      =======      ======
YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS):
  Allowance for doubtful accounts..................     $1,191       $  944      $  (493)     $1,642
  Allowance for returns............................     $  489       $   78      $    --      $  567
  Allowance for price protection...................     $  295       $   --      $  (213)     $   82
  Allowance for inventory valuation................     $  100       $  323      $    --      $  423
                                                        ------       ------      -------      ------
                                                        $2,075       $1,345      $  (706)     $2,714
                                                        ======       ======      =======      ======
YEAR ENDED SEPTEMBER 30, 1998 (IN THOUSANDS):
  Allowance for doubtful accounts..................     $  862       $  329      $    --      $1,191
  Allowance for returns............................     $  300       $  189      $    --      $  489
  Allowance for price protection...................     $  115       $  180      $    --      $  295
  Allowance for inventory valuation................     $   --       $  100      $    --      $  100
                                                        ------       ------      -------      ------
                                                        $1,277       $  798      $    --      $2,075
                                                        ======       ======      =======      ======

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EN POINTE TECHNOLOGIES, INC.

                                                       BY:                 /s/ BOB DIN
                                                            -----------------------------------------
                                                                       Attiazaz "Bob" Din,
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                              OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Dated: January 15, 2001

                               POWER OF ATTORNEY

    We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Michael R. Shabazian and Kevin D. Ayers, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
                                                  Chairman of the Board
             /s/ ATTIAZAZ "BOB" DIN               Chief Executive Officer and
     --------------------------------------       Director (Principal Executive    January 15, 2001
               Attiazaz "Bob" Din                 Officer)

            /s/ MICHAEL R. SHABAZIAN
     --------------------------------------       Director, President and Chief    January 15, 2001
              Michael R. Shabazian                Operating Officer

               /s/ KEVIN D. AYERS                 Chief Financial Officer
     --------------------------------------       (Principal Financial and         January 15, 2001
                 Kevin D. Ayers                   Principal Accounting Officer)

                /s/ NAUREEN DIN
     --------------------------------------       Director                         January 15, 2001
                  Naureen Din

                /s/ ZUBAIR AHMED
     --------------------------------------       Director                         January 15, 2001
                  Zubair Ahmed

                /s/ MARK BRIGGS
     --------------------------------------       Director                         January 15, 2001
                  Mark Briggs

             /s/ VERDELL GARROUTTE
     --------------------------------------       Director                         January 15, 2001
               Verdell Garroutte

              /s/ BARRY M. ABELSON
     --------------------------------------       Director                         January 15, 2001
                Barry M. Abelson

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
         2.1            Agreement and Plan of Merger between the Registrant and En
                        Pointe Technologies, Inc., a Texas corporation, effective
                        February 29, 1996 (incorporated by reference to the same
                        numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).

         3.1            Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's
                        Registration Statement on Form S-1 filed May 8, 1996).

         3.2            Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).

         3.3            Certificate of Amendment to Certificate of Incorporation of
                        Registrant filed May 16, 2000.

         4.3            Form of Common Stock Certificate (incorporated by reference to the same numbered Exhibit to the Registrant's
                        Registration Statement on Form S-1 filed May 8, 1996).

        10.1            En Pointe Technologies, Inc. 1996 Stock Incentive Plan
                        (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed
                        May 8, 1996).

        10.2            En Pointe Technologies, Inc. Employee Stock Purchase Plan
                        (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed
                        May 8, 1996).

        10.3            Form of Directors' and Officers' Indemnity Agreement
                        (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed
                        May 8, 1996).

        10.5            Employment Agreement between the Registrant and Attiazaz
                        "Bob" Din, dated, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration
                        Statement on Form S-1 filed May 8, 1996).

        10.10           Inventory and Working Capital Financing Agreement between
                        the Registrant and IBM Credit Corporation dated April 13,
                        1997 (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 29, 1997).

        10.11           Sublease dated August 1996 between NCR International, Inc.
                        and the Registrant for the property located at 100 N.
                        Sepulveda Blvd., 19th Floor, El Segundo, California,
                        (incorporated by reference to Exhibit 28 to the Registrant's
                        Form 10-Q filed February 14, 1997).

        10.18           Lease dated May 1999 between U.S. Real Estate Consortium and the Registrant for property located at 1040 Vintage Avenue,
                        Ontario, (incorporated by reference to the same numbered
                        Exhibit to the Registrant's Form 10-K filed January 13,
                        2000).

        23.1            Consent of PricewaterhouseCoopers LLP