Form 10-Q
period 2000-12-31
EN POINTE TECHNOLOGIES INC
filed 2001-02-14
CIK 1010305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X NO __



As of February 11, 2001, 6,567,380 shares of Common Stock of the Registrant were issued and outstanding.

================================================================================

          INDEX

EN POINTE TECHNOLOGIES, INC.


    PART I FINANCIAL INFORMATION
    ------ ---------------------

                                                                                                                Page
                                                                                                               ------
    Item 1 Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 2000 and September 30, 2000                       3

           Condensed Consolidated Statements of Operations  - Three months ended
              December 31, 2000 and 1999                                                                          4

           Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 2000 and 1999        5

           Notes to Condensed Consolidated Financial Statements - December 31, 2000                               6

    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

    Item 3 Quantitative and Qualitative Disclosure About Market Risk

   PART II OTHER INFORMATION                                                                                     12
   ------- -----------------

    Item 1 Legal Proceedings                                                                                     13
    Item 6 Exhibits and Reports on Form 8-K
           Signatures


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                            December 31,      September 30,
                                                                                2000              2000
                                                                          --------------     -------------
                                                                             (Unaudited)
                                     ASSETS:
Current assets:
     Cash                                                                   $      1,079     $      2,616
     Restricted cash                                                                  74               73
     Accounts receivable, net                                                     80,350           79,022
     Inventories                                                                   8,365            9,296
     Refundable income taxes                                                       1,365            1,420
     Prepaid expenses and other current assets                                       725            1,503
                                                                          ---------------   --------------
         Total current assets                                                     91,958           93,930

Property and equipment, net of accumulated
     depreciation and amortization                                                 7,246            7,487

Other assets                                                                         271              271
                                                                          ---------------   --------------
          Total assets                                                      $     99,475     $    101,688
                                                                          ===============   ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Borrowings under lines of credit                                       $     27,781     $     41,198
     Accounts payable                                                             24,330           12,906
     Accrued liabilities                                                          10,753           10,198
     Other current liabilities                                                     6,102            7,323
     Current portion of notes payable                                                 30               53
                                                                          ---------------   --------------
          Total current liabilities                                               68,996           71,678
Long term liability                                                                5,463            5,463
Losses in excess of investment in unconsolidated affilitates                       7,069            8,040
                                                                          ---------------   --------------
          Total liabilities                                                       81,528           85,181


Stockholders' equity:
     Common stock                                                                      7                7
     Additional paid-in capital                                                   41,084           40,905
     Treasury stock                                                                --                (518)
     Accumulated deficit                                                         (23,144)         (23,887)
                                                                          ---------------   --------------
     Total stockholders' equity:                                                  17,947           16,507

                                                                          ---------------   --------------
     Total liabilities and stockholders' equity                             $     99,475     $    101,688
                                                                          ===============   ==============


            See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Three months ended
                                                                            December 31
                                                                   -------------------------------
                                                                        2000            1999
                                                                   ---------------  --------------
Net sales                                                            $    117,806    $    136,233
Cost of sales                                                             107,275         123,126
                                                                   ---------------  --------------
     Gross profit                                                          10,531          13,107

Selling and marketing expenses                                              7,381          12,374
General and administrative expenses                                         2,662           6,890
                                                                   ---------------  --------------
     Operating income (loss)                                                  488          (6,157)

Interest expense                                                              346             595
Other income, net                                                             (60)            (65)
Minority interest                                                         --                 (512)
                                                                   ---------------  --------------
Income (loss) before income taxes and income from                             202          (6,175)
   reversal of losses of unconsolidated affiliates
Provision (benefit) for income taxes                                           81            (331)
Income from reversal of losses of unconsolidated affiliates                 1,000        --
                                                                   ---------------  --------------
     Net Income (loss)                                               $      1,121    $     (5,844)
                                                                   ===============  ==============
     Net Income (loss) per share:
             Basic                                                   $       0.17    $      (0.96)
                                                                   ===============  ==============
             Diluted                                                 $       0.17    $      (0.96)
                                                                   ===============  ==============

     Weighted average shares outstanding:
             Basic                                                          6,551           6,109
                                                                   ===============  ==============
             Diluted                                                        6,552           6,109
                                                                   ===============  ==============


EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                             Three months ended
                                                                                 December 31,
                                                                       ------------------------------
                                                                            2000             1999
                                                                       ------------    --------------
Cash flows from operating activities:
  Net income (loss)                                                      $    1,121     $     (5,844)
  Adjustments to reconcile net income (loss)
   to net cash used by operations:
    Depreciation and amortization                                               357              722
    Income from reversal of losses of unconsolidated affiliates              (1,000)        --
    Deferred compensation                                                  --                     93
    Allowance for inventory and doubtful accounts                              (144)           1,014
    Minority interest in loss of subsidiary                                --                   (512)
    Net change in operating assets and
      liabilities                                                            11,435           (1,103)
                                                                           ---------      -----------
    Net cash provided (used) by operating activities                         11,769           (5,630)

Cash flows from investing activities:
 Proceeds from sale of property                                                  18         --
 Purchase of property and equipment                                            (133)            (463)
                                                                           ---------      -----------
     Net cash used by investing activities                                     (115)            (463)


Cash flows from financing activities:
 Net borrowings (payments) under lines of credit                            (13,417)           3,947
 Payment on notes payable                                                       (23)             (84)
 Proceeds from sales of stock to employees                                      249              431
                                                                           ---------      -----------
     Net cash (used) provided by financing activities                       (13,191)           4,294

                                                                           ---------      -----------
Decrease in cash                                                         $   (1,537)    $     (1,799)
                                                                           =========      ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                        $      387     $            621
                                                                           =========      ===============
    Income taxes paid                                                    $        6     $              3
                                                                           =========      ===============
Non-cash financing and investing activities:
   Stock benefit related to stock options                                $       69
                                                                           =========

             See Notes to Condensed Consolidated Financial Statements

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at December 31, 2000, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2000.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE


                                                                  Three Months Ended December 31,
                                                            -----------------------------------------
                                                                 2000                       1999
                                                            ------------------      -----------------
                                                             (In Thousands Except Per Share Amounts)
Net income (loss) income                                    $           1,121       $         (5,844)
                                                            ==================      ==================

Weighted-average shares outstanding                                     6,551                   6,109
Effect of dilutive securities:
   Dilutive potential of options and warrants                           --                     --
Weighted-average shares and share equivalents                               1
   outstanding                                             ------------------      ------------------
                                                            $           6,552       $           6,109
                                                            ==================      ==================

Basic income (loss) income per share                        $            0.17       $          (0.96)
                                                            ==================      ==================
Diluted income (loss) income per share                      $            0.17       $          (0.96)
                                                            ==================      ==================


   The dilutive potential of stock options and warrants has been excluded from the calculation of diluted loss per share in 1999 because the effect of their inclusion would have been anti-dilutive.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company implemented SFAS No. 133 in the current quarter.

    In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented SAB 101 in the current quarter.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("Fin 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 became effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management does not believe that the adoption of FIN 44 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 4 - SEGMENT INFORMATION

     In the June quarter of fiscal year 2000, because the Company no longer controlled two previously majority owned subsidiaries, firstsource corp., ("Firstsource", previously named firstsource.com, Inc. and Purchase Pointe, Inc.), and SupplyAccess, Inc.("SupplyAccess"), the subsidiaries were deconsolidated. As a result, segment information for these former subsidiaries is presented for the prior fiscal year, but is not presented thereafter.

     The tables below present information (in thousands) about reported segments for the three month periods ended December 31, 2000 and 1999:

                                                                                                  INTER-CO
                                                                                                ELIMINATIONS
                                            EN POINTE                                           AND MINORITY
                                          TECHNOLOGIES     FIRSTSOURCE       SUPPLYACCESS         INTEREST           TOTAL
                                        --------------- ----------------  ------------------  -----------------  ------------
                                                                            (IN THOUSANDS)
THREE MONTHS ENDED DECEMBER 31, 2000
     Revenues                            $  117,806     $      --         $        --         $        --        $    117,806
     Gross Profit                        $   10,531     $      --         $        --         $        --        $     10,531
     Segment Pretax Profit               $    1,121     $      --         $        --         $        --        $      1,121
     Segment Assets                      $   99,475     $      --         $        --         $        --        $     99,475

THREE MONTHS ENDED DECEMBER 31, 1999
     Revenues                            $  123,716     $     12,517      $        --         $        --        $    136,233
     Gross Profit                        $   12,164     $        943      $        --         $        --        $     13,107
     Segment Pretax Profit (Loss)        $     (945)    $     (4,104)     $        (1,638)    $          512     $    (6,175)
     Segment Assets                      $  128,358     $      7,438      $         4,198     $       (1,629)    $    138,365


NOTE 5 - LOSSES IN EXCESS OF INVESTMENT IN UNCONSOLIDATED AFFILIATES AND INCOME FROM REVERSAL OF LOSSES IN UNCONSOLIDATED AFFILIATES

     Under equity accounting, only losses to the extent of investment and certain other forms of investment such as debt guarantees, need be recognized. The Company has recognized losses in prior quarters in excess of its investment in affiliates principally because of certain debt guarantees made to lenders of its affiliates. In the first quarter of fiscal 2001, the Company was relieved of $1.0 million of debt guarantees to an affiliate, which allowed a portion of the previous losses that were in excess of investment to be reversed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) A significant portion of the Company's sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain Allied Distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to find inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x)Delays in product development, (xi)The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company's stock price, (xiii) Delays in the receipt of orders or in the shipment of products,
(xiv) Any delay in execution and implementation of the Company's system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products, (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution, (xix) General business conditions in the economy, (xx) Inability of affiliates to raise additional private or public capital necessary for their development, (xxi) The ability of the Company to prevail in legal matters involving litigation.

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Form 10-K and Annual Report as of September 30, 2000.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                      Three Months Ended
                                                                          December 31,
                                                               ------------------------------
                                                                   2000             1999
                                                               --------------    ------------
Net sales......................................................        100.0%          100.0%
Cost of sales..................................................         91.1            90.4
                                                               --------------    ------------
     Gross profit..............................................          8.9             9.6
Selling and marketing expenses.................................          6.2             9.0
General and administrative expenses............................          2.3             5.1
                                                               --------------    ------------
     Operating income..........................................          0.4            (4.5)
Interest expense...............................................          0.3             0.4
Other income, net..............................................         (0.1)            0.0
Minority interest                                                       --              (0.4)
                                                               --------------    ------------
     Income (loss) before taxes and reversal of losses.........          0.2            (4.5)
        of affiliates
Provision (credit) for income taxes............................          0.1            (0.2)
Income from reversal of losses of affiliates                             0.9            --
                                                               --------------    ------------
     Net income (loss).........................................          1.0%           (4.3)%
                                                               ==============    ============

COMPARISON OF THE FIRST QUARTER ENDED DECEMBER 31, 2000 (FISCAL 2001) AND 1999 (FISCAL 2000)

    NET SALES. Net sales decreased $18.4 million, or 13.5% to $117.8 million in the first quarter of fiscal 2001 from $136.2 million in fiscal 2000. Part of the decline, $12.5 million, is attributable to the deconsolidation of Firstsource, as mentioned in Note 4 above. The remaining $5.9 million, or about 5.0% of En Pointe's core business net sales decline was from weakened demand for IT products in the marketplace, which was symptomatic of a generally slowing economy. Weakened demand for IT products is anticipated to continue to adversely affect net sales into the next fiscal quarter.

    Service revenues increased $1.2 million, or 17.1% to $7.9 million in the first quarter of fiscal 2001 from $6.7 million in the prior fiscal year quarter and were 6.7% of total net sales versus 4.9% in the prior fiscal year quarter. Net sales under the IBM contract were $21.3 million and accounted for 18.0% of total net sales in the first quarter of fiscal 2001 compared with $17.6 million or 12.9% for the prior fiscal year quarter. Another major customer accounted for 11.2% of sales, so that combined two customers accounted for 29.2% of net sales.

    GROSS PROFIT. Gross profit decreased $2.6 million, or 19.6% to $10.5 million in the first quarter of fiscal 2001 as compared to $13.1 million in prior fiscal year quarter. About $1.0 million of the decrease in gross profits was attributable to certain software sales that were at less than normal profit margins, causing product margins to fall 1.0% from 7.9% to 6.9%, as compared with 8.2% in the prior fiscal year quarter. Another $0.9 million of the decrease was from the deconsolidation of Firstsource. The remaining $0.7 million decline in gross profits was due to the $18.4 million decline in sales volume. Service gross profits increased $0.4 million to $2.9 million (36.8% of service sales) for the first quarter of fiscal 2001 as compared with $2.5 million (36.9% of service sales) in the prior fiscal year quarter. As a percentage of net sales, total gross profits from the sale of both products and services decreased to 8.9% from 9.6% in the prior fiscal year quarter, and decreased when compared with the 10.5% of the prior sequential quarter for the reason mentioned above.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $5.0 million, or 40.3% to $7.4 million in the first quarter of fiscal 2001, from $12.4 million in prior fiscal year quarter. A total of $2.6 million of the decrease in selling and marketing expense resulted from the deconsolidation of Firstsource (See Note 4). In addition, En Pointe in the prior fiscal year quarter hired additional sales personnel that increased selling and related marketing expenses by $1.5 million. Selling and marketing expenses as a percentage of net sales, decreased to 6.2% in 2001 from 9.0% in 2000, reflecting the greater selling efficiencies of the core company selling operations after deconsolidation.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $4.2 million, or 61.4% to $2.7 million in the first quarter of fiscal 2001, from $6.9 million in the prior fiscal year quarter. The decrease largely reflects the savings of expense from deconsolidation (See Note 4), as core general and administrative expenses for En Pointe remained relatively unchanged at $2.7 million and $2.8 million for the respective quarters.

     Because of the deconsolidation noted in Note 4 above, general and administrative expenses as a percentage of sales decreased to 2.3% from 5.1% in the prior year fiscal quarter. General and administrative expenses also declined from the 3.0% level experienced in the fourth quarter of fiscal 2000.

        OPERATING (LOSS) INCOME. Operating income increased $6.7 million, to a $0.5 million of income in the first quarter of fiscal 2001 from a $6.2 million loss in the prior fiscal year quarter. The increased income in the first quarter of fiscal 2001 was due to the $9.2 million decrease in operating expenses noted above. Because of the decrease in operating expenses, operating income, as a percent of net sales, was 0.4% in the first fiscal quarter of 2001 compared with a loss of 4.5% in the corresponding 2000 fiscal quarter.

    The operating income for the three months ended December 31, 2000 decreased $0.2 million, to $0.5 million from $0.7 million in the prior sequential quarter.

    INTEREST EXPENSE. Interest expense decreased $0.3 million, or 41.8% to $0.3 million in the first quarter of fiscal 2001 from $0.6 million in the prior fiscal year quarter. The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales.

     MINORITY INTEREST. Firstsource, a former subsidiary, on July 28, 1999 issued 2,659,886 shares of common stock in a private placement that grossed $9.3 million to the Company and resulted in the Company's ownership declining to 71.4%. The $0.5 million of minority interest in the prior fiscal year quarter reflects the allocable portion of the former subsidiary's loss. As discussed in Note 4, subsequently the Company's ownership in Firstsource declined to less than a majority and in the June 2000 quarter, Firstsource was deconsolidated and reported under the equity method of accounting.

     PROVISION FOR INCOME TAXES. The provision for income taxes is based on a 40% federal and state tax rate. Although the Company has an approximate $7.8 million net operating loss ("NOL") carry forward, all of the NOL is attributable to the exercise of stock options by employees and any future tax benefits are considered an adjustment of additional paid-in capital. Therefore, the current NOL benefit of approximately

$69,000 has been credited to additional paid-in capital. No provision is considered necessary for the $1.0 million of income from reversal of losses of unconsolidated affiliates that is not subject to current taxation.

     INCOME FROM REVERSAL OF LOSSES OF UNCONSOLIDATED AFFILIATES. All of the $1.0 million of income reflected in the income statement represents a reversal of previously recorded losses that were based on the Company's investment in its unconsolidated affiliates and certain guarantees of debt. Under equity accounting, only losses to the extent of investment and certain other forms of investment such as debt guarantees, need be recognized. In the first quarter of fiscal 2001, the Company was relieved of $1.0 million of debt guarantees relating to an unconsolidated affiliate, which allowed the previous recorded losses to be reversed. The Company continues to be responsible for $6.0 million of debt guarantees to its unconsolidated affiliates, for which a like amount of losses from its unconsolidated affiliates have been previously recognized.

    NET INCOME (LOSS). Net income increased $6.9 million, to net income of $1.1 million in the first quarter of fiscal 2001 from a $5.8 million net loss in the prior fiscal year quarter. The $5.8 million net loss of the prior year's quarter includes losses from former subsidiaries before deconsolidation. Excluding any effect of the reversal of losses of unconsolidated affiliates, on a core company basis, net income increased $0.7 million, to net income of $0.1 million from a core company net loss of $0.6 million in the prior fiscal year quarter.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended December 31, 2000 operating activities provided cash of $11.8 million compared with $5.6 million of cash used in the prior fiscal year period. Most of the increase in cash provided by operating activities can be attributed to the increase in accounts payable.

    The Company's accounts receivable balance at December 31, 2000 and September 30, 2000, was $80.4 million and $79.0 million, respectively. The number of days' sales outstanding in accounts receivable increased to 62 days from 58 days, as of December 31, 2000 and September 30, 2000, respectively. Inventories decreased slightly from $9.3 million at September 30, 2000 to $8.4 million at December 31, 2000.

    Investing activities used cash of $0.1 million during the three months ended December 31, 2000 compared with cash used of $0.5 million in the prior year fiscal period. Computer equipment and software accounted for most of the $0.1 million in purchases of property and equipment.

    Financing activities used net cash totaling $13.2 million during the three months ended December 31, 2000, of which $13.4 million was attributable to net payments under the Company's lines of credit. Sale of stock to employees provided cash of $0.2 million.

    As of December 31, 2000, the Company had approximately $1.1 million in cash and working capital of $23.0 million. The Company had two revolving credit facilities collateralized by accounts receivable and all other assets of the Company, a $35.0 million line with IBM Credit Corporation and a $39.0 million line with Finova Capital Corporation ("Finova"). In December of 2000, the Company was advised by one of its lenders, Finova, that Finova was discontinuing the financing segment of its business. As a result, the Company was notified that its $39 million working capital line of credit with Finova would no longer be available after 60 days (February 9, 2001). Following the expiration of the Finova line of credit agreement, the Company's only remaining working capital financing agreement is with IBM Credit Corporation ("IBMCC").

   As of December 31, 2000, before consideration of the discontinuance of the Finovoa line, such lines of credit provided for maximum aggregate borrowings of approximately $69.0 million, of which approximately

$27.8 million was outstanding.

    Outstanding borrowings under the IBMCC line of credit bore interest at prime less .25% during fiscal 2000 and was increased to prime plus 2% effective December 15, 2000. The line of credit is renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At December 31, 2000, the Company was in compliance with all such loan covenants.

    Effective December 15, 2000, the Company was also advised by IBMCC that the maximum available amount under the Company's working capital financing agreement was reduced from $44 million to $30 million. Subsequently, IBMCC, effective January 17, 2001, agreed to increase the amount available under the working capital financing agreement from $30 million to $35 million and to extend the date of the expiration of its lending agreement from April 14, 2001 to September 30, 2001. To diversify the Company's working capital financing, the Company is currently seeking additional financing with various lenders to augment the IBMCC line of credit agreement and believes that it will be successful in finding that financing, although not necessarily with terms as favorable as with its current lenders.

    In addition to seeking financing, the Company is also addressing profitability issues. In June of 2000, a new executive management team took immediate steps to improve the Company's profitability, including the implementation of a restructuring plan in June of 2000. Additionally, the Company is focusing its efforts on increasing service revenues, which yield a higher gross margin than product sales.

    In part because of the foregoing changes, the last two calendar quarters of 2000 have been profitable for the Company. Core operations have generated net income of $121,000 and $174,000 respectively, which is exclusive of any reversal of equity losses of unconsolidated affiliates. However, there can be no assurance that management's plans will continue to be successful in improving profitability or that management will be able to obtain the additional financing necessary to execute the Company's business plans. Management believes the increase in the amount available under the working capital financing agreement with IBMCC to $35 million and the extension of the date of expiration to September 30, 2001 will provide sufficient working capital for the year ending September 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's lines of credit bore interest at the prime rate less 0.25% and was increased to prime plus 2% effective December 15, 2000. With the 2.25% increase, interest expense is estimated to increase by $225,000 annually from that of fiscal year 2000 or approximately $50,000 for each increase of one-half a percentage point in the lenders' rate assuming no change in the outstanding borrowings under the lines of credit from that existing at September 30, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 except for the following:

     In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (Gregg A. Ruffalo v. En Pointe Technologies, et al., United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). The defendants intend to vigorously defend the allegations and believe the case is without merit.

     Other than stated herein or in the Form 10-K, the Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits
                  None

         b. No reports have been filed on Form 8-K for the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            EN POINTE TECHNOLOGIES, INC.
                            ----------------------------
                            (REGISTRANT)



Date:    February 14, 2001       By: /s/ Kevin D. Ayers
                                     ---------------------------------------
                                     Kevin D. Ayers, Chief Financial Officer