Form 10-Q
period 2001-03-31
EN POINTE TECHNOLOGIES INC
filed 2001-05-15
CIK 1010305

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	Number: 75-2467002 I.R.S. Employer I. D.
100 N. Sepulveda Blvd., 19th Floor El Segundo, California (Address of principal executive offices)	90245 (ZIP CODE)

Registrant's telephone number, including area code: (310) 725-5200

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of May 14, 2001, 6,665,708 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets—March 31, 2001 and September 30, 2000	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)—Three months and six months ended March 31, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows—Six months ended March 31, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements—March 31, 2001	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Quantative and Qualitative Disclosure About Market Risk	12
PART II	OTHER INFORMATION
	Items 1, 4, and 6	13-14
	SIGNATURES	15

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2001	September 30, 2000
	(Unaudited)
ASSETS:
Current assets:
Cash	$2,534	$2,616
Restricted cash	75	73
Accounts receivable, net	54,945	79,022
Inventories	9,963	9,296
Refundable income taxes	1,286	1,420
Prepaid expenses and other current assets	1,145	1,503

Total current assets	69,948	93,930
Property and equipment, net of accumulated depreciation and amortization	7,034	7,487
Other assets	252	271

Total assets	$77,234	$101,688

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Borrowings under lines of credit	$14,154	$41,198
Accounts payable	16,780	12,906
Accrued liabilities	9,420	10,198
Other current liabilities	5,654	7,323
Current portion of notes payable	7	53

Total current liabilities	46,015	71,678
Long term liability	5,463	5,463
Losses in excess of investment in unconsolidated affilitates	7,080	8,040

Total liabilities	58,558	85,181
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	41,015	40,905
Treasury stock	(39)	(518)
Accumulated deficit	(22,307)	(23,887)

Total stockholders' equity:	18,676	16,507

Total liabilities and stockholders' equity	$77,234	$101,688

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Net sales	$90,083	$116,136	$207,890	$252,368
Cost of sales	78,913	104,597	186,188	227,722

Gross profit	11,170	11,539	21,702	24,646
Selling and marketing expenses	7,673	12,461	15,055	24,835
General and administrative expenses	2,837	7,201	5,499	14,091
Non-recurring charges	—	1,173	—	1,173

Operating income (loss)	660	(9,296)	1,148	(15,453)
Interest expense, net	291	589	637	1,185
Other income, net	(57)	(100)	(117)	(165)
Gain on sale of assets		(3,938)		(3,938)
Minority interest	—	—	—	(512)

Income (loss) before income taxes and income from reversal of losses of affiliates	426	(5,847)	628	(12,023)
(Benefit) provision for income taxes	(43)	(340)	38	(669)
Income from reversal of losses of affiliates	368	—	1,368	—

Net income (loss)	$837	$(5,507)	$1,958	$(11,354)

Net income (loss) per share:
Basic	$0.13	$(0.87)	$0.30	(1.83)

Diluted	$0.13	$(0.87)	$0.30	(1.83)

Weighted average shares outstanding:
Basic	6,567	6,302	6,559	6,205

Diluted	6,592	6,302	6,589	6,205

Comprehensive income (loss):
Net income (loss)	$837	$(5,507)	$1,958	$(11,354)
Other comprehensive income
Unrecognized gains on available for sale securities	—	576	—	576

Comprehensive income (loss)	$837	$(4,931)	$1,958	$(10,778)

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$1,958	$(11,354)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	713	1,438
Income from reversal of losses of unconsolidated affiliates	(1,368)	—
Deferred compensation	—	186
Allowance for inventory and doubtful accounts	(119)	1,528
Minority interest in loss of subsidiary	—	(512)
Net change in operating assets and liabilities	25,873	17,583

Net cash provided by operating activities	27,057	8,869
Cash flows from investing activities:
Proceeds from sale of property	18	—
Purchase of property and equipment	(277)	(1,747)

Net cash used by investing activities	(259)	(1,747)
Cash flows from financing activities:
Net payments under lines of credit	(27,044)	(19,778)
Net proceeds from sale of shares in subsidiary	—	30,509
Purchase of treasury stock	(39)	—
Payment on notes payable	(46)	(156)
Proceeds from sales of stock to employees	249	2,957

Net cash (used) provided by financing activities	(26,880)	13,532
(Decrease) increase in cash	$(82)	$20,654

Supplemental disclosures of cash flow information:
Interest paid	$700	$1,185

Income taxes paid	$6	$3

Non-cash financing and investing activities:
Tax benefit related to stock options	$—	$2,989

Unrealized gains on available for sale securities, net of taxes	$—	$576

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at March 31, 2001, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2000.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable, inventory valuation and for unreimbursed product returns, net realizable value of rebates, and the liability for legal claims and associated costs. Actual results could differ from those estimates.

Note 2—Computation of Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Net income (loss)	$837	$(5,507)	$1,958	$(11,354)

Weighted-average shares outstanding	6,567	6,302	6,559	6,205
Effect of dilutive securities:
Dilutive potential of options and warrants	25	—	30	—

Weighted-average shares and share equivalents outstanding	$6,592	$6,302	$6,589	$6,205

Basic income (loss) per share	$0.13	$(0.87)	$0.30	$(1.83)

Diluted income (loss) per share	$0.13	$(0.87)	$0.30	$(1.83)

The dilutive potential of stock options and warrants, which include 480,379 shares and 418,333 shares respectively for the three month and six month periods of fiscal 2000, has been excluded from the calculation of diluted loss per share in 2000 because the effect of their inclusion would have been anti-dilutive.

Note 3—Segment Information

    In the June quarter of fiscal year 2000, because the Company no longer controlled two previously majority owned subsidiaries, firstsource corp., ("Firstsource", previously named firstsource.com, Inc. and Purchase Pointe, Inc.), and SupplyAccess, Inc.("SupplyAccess"), the subsidiaries were deconsolidated. As a result, segment information for these former subsidiaries is presented for the prior fiscal year, but is not presented thereafter. Effective April 10, 2001, all of the assets of Firstsource were assigned to Sherwood Partners, Inc., as an assignee for the benefit of creditors of Firstsource and operations ceased. The Company, with a 43.5% interest in Firstsource, consented to the assignment. No adverse financial impact from the closure of Firstsource is anticipated because the Company has previously provided for certain debt guarantees and other contingencies.

    The tables below present information (in thousands) about reported segments for the three month and six month periods ended March 31, 2001 and 2000:

	En Pointe Technologies	firstsource	SupplyAccess	Inter-Co. Eliminations and Minority Interest	Total
	(In Thousands)
Three Months Ended March 31, 2001
Revenues	$90,083	$—	$—	$—	$90,083
Gross Profit	$11,170	$—	$—	$—	$11,170
Segment Pretax Profit	$426	$—	$—	$—	$426
Segment Assets	$77,234	$—	$—	$—	$77,234
Six Months Ended March 31, 2001
Revenues	$207,890	$—	$—	$—	$207,890
Gross Profit	$21,702	$—	$—	$—	$21,702
Segment Pretax Profit	$628	$—	$—	$—	$628
Three Months Ended March 31, 2000
Revenues	$101,453	$14,683	$—	$—	$116,136
Gross Profit	$10,069	$1,470	$—	$—	$11,539
Segment Pretax Profit (Loss)	$(3,836)	$(2,569)	$1,184	$(626)	$(5,847)
Segment Assets	$110,116	$19,399	$23,520	$(11,841)	$141,194
Six Months Ended March 31, 2000
Revenues	$225,168	$27,200	$—	$—	$252,368
Gross Profit	$22,234	$2,412	$—	$—	$24,646
Segment Pretax Profit (Loss)	$(4,781)	$(8,374)	$636	$496	$(12,023)

Note 4—Losses in Excess of Investment in Unconsolidated Affiliates and Income from Reversal of Losses in Unconsolidated Affiliates

    Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees. The Company has recognized losses in prior quarters in excess of its investment in affiliates principally because of certain debt guarantees made to lenders of its affiliates. In the first quarter of fiscal 2001, the Company was relieved of $1.0 million of debt guarantees to an affiliate, which allowed a portion of the previous losses that were in excess of investment to be reversed. During the second fiscal quarter the Company recognized income of $0.4 million from reversal of losses of unconsolidated affiliates representing installment payments received on a note receivable from an affiliate for which reserves were previously established.

    On May 11, 2001, the Company received written notification from its primary lender to whom the Company had guaranteed $6.0 million of debt related to Firstsource that it was releasing the Company from its guarantee. Accordingly, the Company anticipates that it will be recognizing in the succeeding quarter approximately $6.0 million of income from reversal of losses of unconsolidated affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) A significant portion of the Company's sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain Allied Distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to find inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x)Delays in product development, (xi)The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company's stock price, (xiii) Delays in the receipt of orders or in the shipment of products, (xiv) Any delay in execution and implementation of the Company's system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products, (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution, (xix) General business conditions in the economy, and (xx) The ability of the Company to prevail in legal matters involving litigation.

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

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.6	90.1	89.6	90.2

Gross profit	12.4	9.9	10.4	9.8
Selling and marketing expenses	8.6	10.7	7.2	9.8
General and administrative expenses	3.1	6.2	2.6	5.6
Non-recurring charges	—	1.0	—	0.5

Operating income (loss)	0.7	(8.0)	0.6	(6.1)
Interest expense	0.3	0.5	0.4	0.5
Other income, net	(0.1)	(0.1)	(0.1)	0.0
Gain on sale of securities	—	(3.4)	—	(1.6)
Minority interest	—	—	—	(0.2)

Income (loss) before taxes and reversal of losses of affiliates	0.5	(5.0)	0.3	(4.8)
Benefit for income taxes	—	(0.3)	—	(0.3)
Income from reversal of losses of affiliates	0.4	—	0.6	—

Net income (loss)	0.9%	(4.7)%	0.9%	(4.5)%

Comparison of the Three Months and Six Months ended March 31, 2001 and 2000

    NET SALES. Net sales decreased $26.0 million, or 22.4% to $90.1 million in the second quarter of fiscal 2001 from $116.1 million in fiscal 2000. Part of the decline, $14.7 million, is attributable to the deconsolidation of Firstsource, as mentioned in Note 3 above. The remaining $11.3 million is an 11.2% decline in En Pointe's quarterly core business year over year. The sales decline was from weakened demand for IT products in the marketplace, which was a continuation from that noted in the first quarter. Net sales also declined from the prior sequential quarter by $27.7 million or 23.5%.

    Service revenues increased $0.8 million, or 10.7% to $8.3 million in the second quarter of fiscal 2001 from $7.5 million in the prior fiscal year quarter and were 9.2% of total net sales versus 6.5% in the prior fiscal year quarter. Net sales under the IBM contract were $18.2 million and accounted for 20.2% of total net sales in the second quarter of fiscal 2001 compared with $11.9 million or 10.3% for the prior fiscal year quarter.

    Net sales for the six months decreased $44.5 million, or 17.6% to $207.9 million from $252.4 million in the prior fiscal year period. Service revenues increased $2.0 million, or 13.7% to $16.2 million from $14.2 million in the prior fiscal year period. Sales under the IBM contract were $39.5 million and accounted for 19.0% of total consolidated net sales for the first six months of fiscal 2001 compared with $29.5 million or 11.7% of total net sales in the prior fiscal year period.

    GROSS PROFIT. In spite of a $26.0 million decline in sales, because of improving margins, total gross profits decreased only $0.3 million, or 3.2% to $11.2 million in the second quarter of fiscal 2001 as compared to $11.5 million in prior fiscal year quarter. Gross profits from the core business actually increased, when consideration is given to the fact that Firstsource (which is no longer consolidated in the current fiscal year) contributed $1.5 million of the $11.5 million of the prior year. Service gross profits increased $0.6 million to $2.7 million (32.1% of service sales) for the second quarter of fiscal 2001 as compared with $2.1 million (28.2% of service sales) in the prior fiscal year quarter.

    As a percentage of net sales, total gross profits from the sale of both products and services increased to 12.4% from 9.9% in the prior fiscal year quarter, which was also an increase when compared with the 8.9% of the prior sequential quarter. Product margins increased by 1.7%, which accounted for most of the improvement. However, certain product sales during the second fiscal quarter yielded unusually high gross margins that the Company believes may not be repeatable in future periods and therefore, the 1.7% increase should not be regarded as normal or sustainable.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $4.8 million, or 38.4% to $7.7 million in the second quarter of fiscal 2001, from $12.5 million in prior fiscal year quarter. A total of $2.4 million of the decrease in selling and marketing expense resulted from the deconsolidation of Firstsource (See Note 3). Of the remaining $2.4 million expense reduction, approximately $1.0 million is labor related reflecting cost benefits from the restructuring done in June of 2000 as well as the new commission program that was put into effect in fiscal 2001. Selling and marketing expenses as a percentage of net sales, decreased to 8.6% in 2001 from 10.7% in 2000, reflecting the greater selling efficiencies of the core company selling operations after deconsolidation.

    For the six month period, selling and marketing expenses decreased $9.7 million, or 39.4% to $15.1 million, from the $24.8 million of the prior fiscal period, reflecting the same trends noted above. As a percentage of net sales, selling and marketing expenses decreased to 7.2% from 9.8% in the prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $4.4 million, or 60.6% to $2.8 million in the second quarter of fiscal 2001, from $7.2 million in the prior fiscal year quarter. The decrease largely reflects the effects from deconsolidation (See Note 3), as core general and administrative expenses for En Pointe remained relatively unchanged at $2.8 million and $2.2 million for the respective quarters.

    Because of the deconsolidation described in Note 3 above, general and administrative expenses as a percentage of sales decreased to 3.1% from 6.2% in the prior year fiscal quarter. General and administrative expenses increased only marginally from the $2.7 million experienced in the first quarter of fiscal 2001. But expressed on a percentage of sales basis, the increase of 0.8% from the 2.3% of the prior quarter, appears to be somewhat greater because of a decreased sales volume base upon which to spread fixed costs.

    For the six month period, general and administrative expenses decreased $8.6 million, or 61.0% to $5.5 million, from $14.1 million in the prior fiscal period. As a percentage of net sales, general and administrative expenses decreased to 2.6% from 5.6% in the prior fiscal period.

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

    OPERATING INCOME (LOSS). Operating income increased $10.0 million, to $0.7 million in the second quarter of fiscal 2001 from a $9.3 million operating loss in the prior fiscal year quarter. The increase in operating income in the second quarter of fiscal 2001 was due to the $10.3 million decrease in operating expenses noted above. Because of the decrease in operating expenses, operating income, as a percent of net sales, was 0.7% in the second fiscal quarter of 2001 compared with a loss of 8.0% in the corresponding 2000 fiscal quarter.

    Operating income for the second quarter ended March 31, 2001 increased $0.2 million, to $0.7 million from $0.5 million in the prior sequential quarter.

    For the six month period, operating income increased $16.6 million, to $1.1 million from a $15.5 million loss in the prior fiscal period. As a percentage of net sales, the six months operating income was 0.6% compared with a loss of 6.1% in the prior fiscal period.

    INTEREST EXPENSE. Interest expense decreased $0.3 million, or 50.6% to $0.3 million in the second quarter of fiscal 2001 from $0.6 million in the prior fiscal year quarter. The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales and improved collections. A similar decline in interest expense was noted for the six months period as interest expense declined from $1.2 million to $0.6 million.

    GAIN ON SALE OF SECURITIES. In the prior fiscal year, in conjunction with a private placement of SupplyAccess, marketable securities were acquired that produced a gain of $3.9 million upon sale. The securities were acquired on February 23, 2000 with a cost basis of $9.0 million. Of the $9.0 million of securities acquired, $6.8 million were sold for $10.7 million (net of brokerage). The remaining securities with a cost basis of $2.2 million were valued at $3.4 million at March 31, 2000. With the subsequent deconsolidation of SupplyAccess described in Note 3, the securities are no longer included in the consolidated financial statements in the current fiscal year.

    MINORITY INTEREST. The $0.5 million of minority interest in the prior fiscal year quarter reflects the allocable portion of the loss from Firstsource, a former subsidiary. As discussed in Note 3, subsequently the Company's ownership in Firstsource declined to less than a majority and in the June 2000 quarter, Firstsource was deconsolidated and reported under the equity method of accounting.

    PROVISION FOR INCOME TAXES. The Company files a consolidated federal income tax return, while for most of its state tax returns files separately on behalf of its wholly-owned subsidiary that engages in business in the various states. For the current fiscal year, no federal provision is considered necessary because the Company estimates that it will have no taxable federal income on a consolidated basis. This is due to the exclusion from taxation of "income from reversal of losses of affiliates" of $3.5 million along with the inclusion of bad debt expense related to Firstsource of $2.1 million that has been netted in the year-to-date total "income from reversal of losses of affiliates" of $1.4 million (see INCOME FROM REVERSAL OF LOSSES OF UNCONSOLIDATED AFFILIATES below).

    For the separate returns filed by the states, the Company has set up a provision for state income taxes based on a 6% state tax rate.

    Although the Company has an approximate $7.8 million net operating loss ("NOL") carry forward from the prior fiscal year, all of the NOL is attributable to the exercise of stock options by employees and any future tax benefits are considered an adjustment of additional paid-in capital.

    INCOME FROM REVERSAL OF LOSSES OF UNCONSOLIDATED AFFILIATES. The $0.4 million of income reflected in the income statement for the current quarter and the $1.4 million for the year-to-date represents a reversal of previously recorded losses that were based on the Company's investment in its unconsolidated affiliates and certain guarantees of debt. Reversals represent either the recovery of monies due from unconsolidated affiliates or the release of the Company's guarantees for the debts of such affiliates. The $1.4 million of reversal of losses is net of a $2.1 million bad debt loss that was realized when Firstsource ceased operations in April of 2000 and was unable to pay the note receivable due to the Company for the sale of its proprietary software. Because the note was previously fully reserved in the "losses in excess of investments in unconsolidated affiliates", an equal amount of income from reversal of such reserve offset the loss in full.

    On May 11, 2001, the Company received written notification from its primary lender to whom the Company had guaranteed $6.0 million of debt related to Firstsource that it was releasing the Company from its guarantee. Accordingly, the Company anticipates that it will be recognizing in the succeeding quarter approximately $6.0 million of income from reversal of losses of unconsolidated affiliates.

    NET INCOME (LOSS). The Company reported $0.8 million net income in the second quarter of fiscal 2001 as compared to a $5.5 million net loss in the prior fiscal year quarter. The $5.5 million net loss of the prior year's quarter includes losses from former subsidiaries before deconsolidation. Excluding any effect of the reversal of losses of unconsolidated affiliates, on a core company basis, net income increased to $0.5 million from a core company net loss of $3.6 million in the prior fiscal year quarter.

Liquidity and Capital Resources

    During the six months ended March 31, 2001 operating activities provided cash of $27.1 million compared with $8.9 million in the prior fiscal year period. Of the $18.2 million increase in cash provided by operating activities, $13.3 million can be attributed to the increase in net income, with the balance due to a decline in accounts receivable and the effects of deconsolidation.

    The Company's accounts receivable balance at March 31, 2001 and September 30, 2000, was $54.9 million and $79.0 million, respectively. The number of days' sales outstanding in accounts receivable decreased to 48 days from 58 days, as of March 31, 2001 and September 30, 2000, respectively. Inventories increased slightly from $9.3 million at September 30, 2000 to $10.0 million at March 31, 2001. However, approximately 80% of the $10.0 million of inventory at March 31, 2001 can be characterized as in transit inventory representing sales orders that are in the process of being filled.

    Investing activities used cash of $0.3 million during the six months ended March 31, 2001 compared with cash used of $1.7 million in the prior year fiscal period. Computer and office equipment accounted for most of the $0.3 million in purchases of property and equipment during the six months ended March 31, 2001.

    Financing activities used net cash totaling $26.9 million during the six months ended March 31, 2001, most of which was attributable to net payments under the Company's lines of credit. In the prior fiscal period, financing activities provided $13.5 million of cash, mostly from private placements of stock that were undertaken by the former subsidiaries of the Company.

    As of March 31, 2001, the Company had approximately $2.5 million in cash and working capital of $23.9 million. The Company also has a $35.0 million revolving credit facility collateralized by accounts receivable and all other assets of the Company with IBM Credit Corporation ("IBMCC") of which approximately $14.2 million was outstanding.

    Outstanding borrowings under the IBMCC line of credit bore interest at prime less .25% during fiscal 2000 and was increased to prime plus 2% effective December 15, 2000. The line of credit is renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At March 31, 2001, the Company was in compliance with all such loan covenants.

    In early December of 2000, the Company was advised by one of its lenders, Finova Capital Corporation ("Finova"), that Finova was discontinuing the financing segment of its business. As a result, the Company was notified that its $39 million working capital line of credit with Finova would no longer be available after February 9, 2001. Following the expiration of the Finova line of credit agreement, the Company's only remaining working capital financing agreement was with IBMCC.

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

    In addition to seeking financing, the Company is also addressing profitability issues. In June of 2000, a new executive management team took immediate steps to improve the Company's profitability, including the implementation of a restructuring plan. Additionally, the Company is focusing its efforts on increasing service revenues, which yield a higher gross margin than product sales.

    In part because of the foregoing changes, the last three sequential quarters, beginning in the September 2000 quarter, have been profitable for the Company. Profits from core operations of $174,000, $121,000, and $469,000 respectively have been recognized by the Company, which is exclusive of any reversal of equity losses of unconsolidated affiliates. However, there can be no assurance that management's plans will continue to be successful in improving profitability or that management will be able to obtain the additional financing necessary to execute the Company's business plans. Management believes the increase in the amount available under the working capital financing agreement with IBMCC to $35 million and the extension of the date of expiration to September 30, 2001 will provide sufficient working capital for the year ending September 30, 2001.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's lines of credit bore interest at the prime rate less 0.25% and was increased to prime plus 2% effective December 15, 2000. With the 2.25% increase, interest expense is estimated to increase by $225,000 annually from that of fiscal year 2000 or approximately $50,000 for each increase of one-half a percentage point in the lenders' rate assuming a similar level of borrowings under the lines of credit during fiscal 2001 as compared to 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe that the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows.There have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the yearended September 30, 2000.

    In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (Gregg A. Ruffalo v. En Pointe Technologies, et al., United States District Court, Southern District of California Case No. 01CV0205L (CGA). The defendants intend to vigorously defend the allegations and believe the case is without merit. This case is in the process of being consolidated with parallel federal class action complaints.

    In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (Crosby v. En Pointe Technologies, et al., Superior Court of California, County of San Diego, No. GIC 759905). The complaint was not served until March, 2001. Plaintiffs are members of a proposed putative class which has not been certified. The parties have agreed to a stay pending dismissal or certification of the pending parallel federal class action.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of stockholders was held on March 30, 2001. The stockholders elected all of the Company's nominees for director who constitute the entire Board of Directors. The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for 2001 and two proposals, one to increase the number of shares issuable under the 1996 Stock Incentive Plan, the other to increase the number of shares purchasable under the Employee Stock Purchase Plan. The votes were as follows:

1.
Election of Directors:

	Votes For	Withheld
Barry Abelson	5,950,222	330,560
Zubair Ahmed	5,938,962	341,820
Mark Briggs	5,949,462	331,320
Attiazaz "Bob" Din	5,866,076	414,706
Naureen Din	5,862,026	418,756
Michael Shabazian	5,892,202	388,580
Verdell Garroutte	5,940,212	340,570

2.
Approve the amendment to the Company's 1996 Stock Incentive Plan to increase the maximum aggregate number of shares issuable thereunder from 1,260,000 to 2,760,000.

For	1,479,120
Against	540,292
Abstain	9,845
3.
Approve the amendment to the Company's Employee Stock Purchase Plan to increase the maximum aggregate number of shares purchasable thereunder from 500,000 to 750,000.

For	1,871,688
Against	137,214
Abstain	20,355
4.
Appointment of PricewaterhouseCoopers LLP:

For	6,252,383
Against	13,464
Abstain	14,935

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Exhibits

    None

  b.
  No reports on Form 8-K were filed during the quarter ended March 31, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc. (REGISTRANT)
Date: May 15, 2001	By:	/s/ KEVIN D. AYERS Kevin D. Ayers Chief Financial Officer