Form 10-Q
period 2001-06-30
EN POINTE TECHNOLOGIES INC
filed 2001-08-14
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	Number: 75-2467002
State or other jurisdiction of incorporation or organization:	I.R.S. Employer I. D.

100 N. Sepulveda Blvd., 19th Floor	90245
El Segundo, California	(ZIP CODE)
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 725-5200

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No   ☐

As of August 14, 2001, 6,647,708 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001	September 30, 2000

	(Unaudited)
ASSETS:
Current assets:
Cash	$808	$2,616
Restricted cash	76	73
Accounts receivable, net	49,629	79,022
Inventories	10,568	9,296
Refundable income taxes	1,346	1,420
Prepaid expenses and other current assets	1,883	1,503

Total current assets	64,310	93,930

Property and equipment, net of accumulated depreciation and amortization	6,776	7,487

Other assets	219	271

Total assets	$71,305	$101,688

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
Borrowings under lines of credit	$20,626	$41,198
Accounts payable	6,069	12,906
Accrued liabilities	9,913	10,198
Other current liabilities	5,104	7,323
Current portion of notes payable	--	53

Total current liabilities	41,712	71,678
Long term liability	5,463	5,463
Losses in excess of investment in unconsolidated affilitates	2,080	8,040

Total liabilities	49,255	85,181

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	41,116	40,905
Treasury stock	--	(518)
Accumulated deficit	(19,073)	(23,887)

Total stockholders' equity:	22,050	16,507

Total liabilities and stockholders' equity	$71,305	$101,688

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,

	2001	2000	2001	2000

Net sales	$90,766	$118,372	$298,656	$370,741
Cost of sales	80,580	107,424	266,768	335,146

Gross profit	10,186	10,948	31,888	35,595

Selling and marketing expenses	7,292	11,940	22,347	36,775
General and administrative expenses	2,650	5,045	8,149	19,136
Non-recurring charges	1,861	1,544	1,861	2,717

Operating loss	(1,617)	(7,581)	(469)	(23,033)

Interest expense, net	240	476	877	1,814
Other income, net	(64)	(498)	(181)	(816)
Gain on sale of assets	(6)	--	(6)	(3,938)
Minority interest	--	--	--	(512)

Loss before income taxes and loss reversal income and losses from affiliates	(1,787)	(7,559)	(1,159)	(19,581)
(Benefit) provision for income taxes	(37)	(51)	1	(723)
Loss reversal income/(losses) from affiliates	5,000	(2,960)	6,368	(2,960)

Net income (loss)	$3,250	$(10,468)	$5,208	$(21,818)

Net income (loss) per share:
Basic	$0.49	$(1.60)	$0.79	$(3.43)

Diluted	$0.49	$(1.60)	$0.75	$(3.43)

Weighted average shares outstanding:
Basic	6,620	6,537	6,579	6,363

Diluted	6,627	6,537	6,951	6,363

Comprehensive income (loss):
Net income (loss)	$3,250	$(10,468)	$5,208	$(21,818)
Other comprehensive income
Unrecognized holding gains	--	--	--	576

Comprehensive income (loss)	$3,250	$(10,468)	$5,208	$(21,242)

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine months ended June 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$5,208	$(21,818)
Adjustments to reconcile net income (loss) to net cash used by operations:
Amortization of deferred compensation	--	233
Depreciation and amortization	1,059	2,415
Loss reversal (income) and losses from affiliates	(6,368)	2,960
(Gain) loss from disposal of assets	(6)	88
Allowance for inventory, doubtful accounts, and property valuation reserve	159	2,497
Minority interest in loss of subsidiary	--	(512)
Net change in operating assets and liabilities	19,006	22,106

Net cash provided by operating activities	19,058	7,969
Cash flows from investing activities:
Proceeds from sale of property	30	--
Net equity in deconsolidated subsidiaries	--	(13,210)
Purchase of property and equipment	(605)	(2,954)
Reduction in cash due to deconsolidation	--	(22,603)

Net cash used by investing activities	(575)	(38,767)
Cash flows from financing activities:
Net borrowings (payments) under lines of credit	(20,572)	(14,692)
Losses in excess of investments	--	6,858
Net proceeds from sale of shares in subsidiary	--	31,684
Purchase of treasury stock	(39)	(999)
Payment on notes payable	(53)	(304)
Proceeds from sales of stock to employees	373	3,348

Net cash (used) provided by financing activities	(20,291)	25,895

Decrease in cash	$(1,808)	$(4,903)

Supplemental disclosures of cash flow information:
Interest paid	$945	$1,814

Income taxes paid	$6	$(1,419)

Non-cash financing and investing activities:
Stock benefit related to stock options		$883

Unrealized gain on equity holdings, net of taxes		$577

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

             In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at June 30, 2001, and the unaudited condensed consolidated statements of operations and comprehensive income and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2000.

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

Note 2 – Computation of Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,

(In Thousands Except Per Share Amounts)	2001	2000	2001	2000

Net income (loss)	$3,250	$(10,468)	$5,208	$(21,818)

Weighted-average shares outstanding	6,620	6,537	6,579	6,363
Effect of dilutive securities:
Dilutive potential of options and warrants	7	--	372	--
Weighted-average shares and share equivalents outstanding
	$6,627	$6,537	$6,951	$6,363

Basic income (loss) per share	$0.49	$(1.60)	$0.79	$(3.43)

Diluted income (loss) per share	$0.49	$(1.60)	$0.75	$(3.43)

The dilutive potential of stock options and warrants, which include 264,191 shares and 377,013 shares respectively for the three month and nine month periods of fiscal 2000, has been excluded from the calculation of diluted loss per share in 2000 because the effect of their inclusion would have been anti-dilutive.

Note 3 – Segment Information

             In the June quarter of fiscal year 2000, because the Company no longer controlled two previously majority owned subsidiaries, firstsource corp., (“Firstsource”, previously named firstsource.com, Inc. and Purchase Pointe, Inc.), and SupplyAccess, Inc.(“SupplyAccess”), the subsidiaries were deconsolidated.  As a result, segment information for these former subsidiaries is presented for the prior fiscal year, but is not presented thereafter.  Effective April 10, 2001, all of the assets of Firstsource were assigned to Sherwood Partners, Inc., as an assignee for the benefit of creditors of Firstsource and operations ceased.  The Company, with a 43.5% interest in Firstsource, consented to the assignment.  No adverse financial impact from the closure of Firstsource is anticipated because the Company has previously provided for certain debt guarantees and other contingencies.  At June 30, 2001 the Company has a 38.65% interest in SupplyAccess.

             The tables below present information (in thousands) about reported segments for the three month and six month periods ended June 30, 2001 and 2000:

				Inter-Co Eliminations and Minority Interest

	En Pointe
	Technologies	firstsource	SupplyAccess		Total

	(In Thousands)

Three Months Ended June 30, 2001
Revenues	$90,766	$--	$--	$--	$90,766
Gross Profit	$10,186	$--	$--	$--	$10,186
Segment Pretax Loss	$(1,787)	$--	$--	$--	$(1,787)
Segment Assets	$71,305	$--	$--	$--	$71,305

Nine Months Ended June 30, 2001
Revenues	$298,656	$--	$--	$--	$298,656
Gross Profit	$31,888	$--	$--	$--	$31,888
Segment Pretax Loss	$(1,159)	$--	$--	$--	$(1,159)

Three Months Ended June 30, 2000
Revenues	$111,389	$10,181	$--	$(3,198)	$118,372
Gross Profit	$10,657	$949	$--	$(658)	$10,948
Segment Pretax Profit (Loss)	$(4,811)	$(1,715)	$(249)	$(784)	$(7,559)
Segment Assets	$98,835	$--	$--	$--	$98,835

Nine Months Ended June 30, 2000
Revenues	$336,557	$34,184	$--	$--	$370,741
Gross Profit	$32,512	$3,083	$--	$--	$35,595
Segment Pretax Profit (Loss)	$(8,468)	$(12,609)	$512	$984	$(19,581)

Note 4 – Loss Reversal Income And Losses Of Unconsolidated Affiliates

             Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  The Company has recognized losses in prior quarters in excess of its investment in affiliates principally because of certain debt guarantees made to lenders of its affiliates.  In the first quarter of fiscal 2001, the Company was relieved of $1.0 million of debt guarantees to an affiliate, which allowed a portion of the previous losses that were in excess of investment to be reversed.  During the second fiscal quarter the Company recognized income of $0.4 million from reversal of losses of unconsolidated affiliates representing installment payments received on a note receivable from an affiliate for which reserves were previously established.  During the current fiscal quarter, the Company received written notification from its primary lender to whom the Company had guaranteed $6.0 million of debt to an affiliate that it was releasing the Company from its guarantee.  Accordingly, the Company recognized $6.0 million of income from reversal of losses of unconsolidated affiliates, partially offset by additional equity method losses of $1.0 million related to an affiliated company.

Note 5 – Non-Recurring Charges - Restructure Charges

             In June 2001, the Company underwent a restructuring as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company's business.  In executing the restructure, the workforce was reduced by sixty-four employees and nine rental locations were either identified for closure and will be converted to virtual sales locations or will be reduced in size.

             Separation costs for terminated employees, including severance payments and payroll taxes are estimated to cost approximately $220,000, while expense for the facilities closing and related downsizing is estimated to cost approximately $1,416,000.  The total estimated restructuring expense of $1,636,000 was fully accrued in June of 2001.  As of June 30, 2001, none of the accrued expense has been paid.  Separation costs for terminated employees were paid subsequent to June 30, 2001.

             In addition to restructuring charges, non-recurring expense includes $225,000 relating to settlement of a law suit.

             As a part of a new management team transition, in June of fiscal year 2000 an initial restructuring program to reduce costs and expenses was undertaken.  In executing the restructure, the workforce was reduced by one hundred and five employees and independent contractors at various levels and five offices were closed and converted to virtual sales locations.  Separation costs for terminated employees and contractors was $928,000.  Facilities closing and downsizing expenses were $616,000.  Total restructuring costs for June 2000 amounted to $1,544,000 of which $794,000 had been paid at June 30, 2000.

Note 6 – Recently Issued Accounting Standards

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations."  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

Note 7 – Litigation

             The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

             In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recoveryby the Company's shareholders of the damages sustained as a result of such activities (Gregg A. Ruffalo v. En PointeTechnologies, et al., United States District Court, Southern District of California Case No. 01CV0205L (CGA).  The defendants intend to vigorously defend the allegations and believe the case is without merit.  This case has been consolidated with parallel federal class action complaints under the caption In Re En Pointe Technologies Inc. Securities Litigation.

             On February 23, 2000, SupplyAccess, Inc. (“SupplyAccess”) and En Pointe Technologies (“En Pointe”) entered into two written agreements:  The Amended and Restated Information Technology Sourcing Agreement (“IT Agreement”) and the Amended and Restated Asset Contribution Agreement (“Asset Agreement”).  On June 8, 2001, En Pointe filed a demand for arbitration alleging that SupplyAccess had to render certain services under the IT Agreement.  This was necessitated by SupplyAccess' threats to discontinue such services unless En Pointe increased its monthly payments to SupplyAccess.  In counterclaims brought on June 28, 2001, SupplyAccess has alleged that En Pointe violated certain provisions of both agreements, seeking more than $2,000,000 in damages.  To the date of this report, the parties are in settlement discussions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of En Pointe’s business, anticipated cost savings or other synergies, the markets for En Pointe’s services and products, anticipated capital expenditures, regulatory developments or competition;

(ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

             Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management's best judgment based on factors currently known, involve risks and uncertainties.  The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.  Factors that might cause such a difference include, but are not limited to:  (i) A significant portion of the Company's sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain allied distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to find inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x)Delays in product development, (xi)The Company’s dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company’s stock price, (xiii) Delays in the receipt of orders or in the shipment of products,  (xiv) Any delay in execution and implementation of the Company’s system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products,  (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution,  (xix) General business conditions in the economy, and (xx) The ability of the Company to prevail in legal matters involving litigation.

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

          The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Net sales	100.0	100.0%	100.0	100.0%
Cost of sales	88.8	90.8	89.3	90.4

Gross profit	11.2	9.2	10.7	9.6
Selling and marketing expenses	8.0	10.1	7.6	9.9
General and administrative expenses	2.9	4.2	2.7	5.2
Non-recurring charges	2.1	1.3	0.6	0.7

Operating loss	(1.8)	(6.4)	(0.2)	(6.2)
Interest expense	0.3	0.4	0.3	0.5
Other income, net	(0.1)	(0.4)	(0.1)	(0.2)
Gain on sale of securities	--	--	--	(1.1)
Minority interest	--	--	--	(0.1)

Loss before taxes and loss reversal income/(losses) of affiliates	(2.0)	(6.4)	(0.4)	(5.3)
Benefit for income taxes	--	(0.1)	--	(0.2)
Loss reversal income/(losses) from affiliates	5.6	(2.5)	2.1	(0.8)

Net income (loss)	3.6%	(8.8)%	1.7%	(5.9)%

Comparison of the Results of Operations for the Three Months and Nine months ended June 30, 2001 and 2000

NET SALES.  Net sales decreased $27.6 million, or 23.3% to $90.8 million in the third quarter of fiscal 2001 from $118.4 million in fiscal 2000.  Part of the decline, $7.0 million, is attributable to the deconsolidation of Firstsource, as mentioned in Note 3 above.  The remaining $20.6 million is an 18.5% decline in En Pointe’s quarterly core business year over year.  The sales decline is a result of a continued weak demand for IT products in the marketplace.  Net sales increased from the prior sequential quarter by $0.7 million or 0.8%.

   Service revenues increased $0.4 million, or 5.0% to $7.6 million in the third quarter of fiscal 2001 from $7.2 million in the prior fiscal year quarter and were 8.4% of total net sales versus 6.1% in the prior fiscal year quarter.  Net sales related to IBM were $11.6 million and accounted for 12.8% of total net sales in the third quarter of fiscal 2001 compared with $11.5 million or 10.3% for the prior fiscal year quarter.  Net sales to local government in Los Angeles were $18.5 million or 20.4% of total net sales in the current third quarter.

             Net sales for the nine months decreased $72.0 million, or 19.4% to $298.7 million from $370.7 million in the prior fiscal year period.  Of the $72.0 million decline, approximately half or $34.2 million, is attributable to the deconsolidation of Firstsource, as mentioned in Note 3 above.  Service revenues increased $2.4 million, or 10.8% to $23.8 million from $21.4 million in the prior fiscal year period.  Net sales related to IBM were $51.1 million and accounted for 17.1% of total consolidated net sales for the first nine months of fiscal 2001 compared with $41.0 million or 12.2% of total net sales for the same period in the prior fiscal year.

          GROSS PROFIT.  While net sales declined by $27.6 million, because of improving margins, total gross profits decreased only $0.7 million, or 7.0% to $10.2 million in the third quarter of fiscal 2001 as compared to $10.9 million in prior fiscal year quarter.  Most of the decline in gross profits, $0.6 million, is attributable to the deconsolidation of Firstsource, as mentioned in Note 3 above. Service gross profits held steady at $2.6 million for the third quarter of fiscal 2001 as compared with the prior fiscal year quarter, but declined slightly as a percentage of sales from 37.4% to 35.0%.

             As a percentage of net sales, overall gross profits increased 2% to 11.2% from 9.2% in the prior fiscal year quarter.  This was down by 1.2% from the unusually high 12.4% the prior sequential quarter.  Product margins accounted for all of the improvement, increasing to 9.1%, or 1.7% from the 7.4% recorded in the prior fiscal year quarter.  For the nine month period, gross profits as a percentage of sales increased 1.1% to 10.7% from 9.6% in the prior year.

             SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $4.6 million, or 38.9% to $7.3 million in the third quarter of fiscal 2001, from $11.9 million in prior fiscal year quarter.  A total of $1.7 million of the decrease in selling and marketing expense resulted from the deconsolidation of Firstsource (See Note 3).  Of the remaining $2.9 million expense reduction, about $1.5 million is labor related reflecting cost benefits from the restructuring done in June of 2000 as well as the new commission program that was put into effect in fiscal 2001.  Selling and marketing expenses as a percentage of net sales, decreased to 8.0% in 2001 from 10.1% in 2000, reflecting the greater selling efficiencies of the core company selling operations after deconsolidation.

             For the nine month period, selling and marketing expenses decreased $14.5 million, or 39.2% to $22.3 million, from the $36.8 million of the prior fiscal period, reflecting the same trends noted above.  As a percentage of net sales, selling and marketing expenses decreased to 7.6% from 9.9% in the prior year.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (“G&A”) expenses decreased $2.4 million, or 47.5% to $2.6 million in the third quarter of fiscal 2001, from $5.0 million in the prior fiscal year quarter.  The $2.4 million decrease is reflective of both $1.7 million resulting from deconsolidation (See Note 3), and $0.7 million of core G&A cost reduction efficiencies.

             Because of the deconsolidation described in Note 3 above, G&A expenses as a percentage of sales decreased to 2.9% from 4.2% in the prior year fiscal quarter.  The current quarter was also marginally lower than the 3.2% of the prior sequential quarter.  When the current quarter’s G&A is expressed as a percentage of prior year’s net sales to filter out the effects of fixed costs on declining sales volume, the percentage decrease becomes even more noticeable.  The G&A expense expressed as a percentage of prior year net sales is 2.2% or 0.7% less because of the increased sales volume base available to spread fixed costs.

             For the nine month period, general and administrative expenses decreased $11.0 million, or 57.4% to $8.1 million, from $19.1 million in the prior fiscal period.  As a percentage of net sales, G&A expenses decreased to 2.7% from 5.2% in the prior fiscal period, primarily due to the deconsolidation referenced above.

             NON-RECURRING CHARGES.  In both June 2001 and 2000, the Company underwent restructuring programs to reorganize certain aspects of its business. Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company's business.  See Note 5 for a full explanation of the non-recurring charges incurred in those periods.

          OPERATING LOSS.  Operating loss decreased $6.0 million, to $1.6 million in the third quarter of fiscal 2001 from a $7.6 million operating loss in the prior fiscal year quarter.  The decrease in operating loss in the third quarter of fiscal 2001 was due to the $6.7 million decrease in operating expenses noted above.  Because of the decrease in operating expenses, operating loss, as a percent of net sales, was 1.8% in the third fiscal quarter of 2001 compared with a loss of 6.4% in the corresponding 2000 fiscal quarter.  Excluding non-recurring charges, the current quarter would have resulted in operating income of $0.2 million versus an operating loss of $6.0 million in the comparable prior fiscal quarter.

             For the nine month period, operating loss decreased $22.5 million, to $0.5 million from a $23.0 million loss in the prior fiscal period primarily due to the deconsolidation.  As a percentage of net sales, the nine months operating loss was 0.2% compared with a loss of 6.2% in the prior fiscal period.

             INTEREST EXPENSE.  Interest expense decreased $0.3 million, or 49.6% to $0.2 million in the third quarter of fiscal 2001 from $0.5 million in the prior fiscal year quarter.  The decline in interest expense is attributed to decreased average borrowing during the quarter under the credit lines due to the decline in sales and improved collections.  A similar decline in interest expense was noted for the nine months period as interest expense declined from $1.8 million to $0.9 million.

             GAIN ON SALE OF ASSETS.  In the current fiscal quarter, two trucks were sold with a cost basis of $3,490 that produced a gain of $5,510.  In the quarter ended March 2000, before deconsolidation, SupplyAccess, a former subsidiary, acquired marketable securities in conjunction with a private placement to raise capital for the company.  The securities with a cost basis of $6.8 million were sold in that same quarter, producing a gain of $3.9 million upon sale.

             MINORITY INTEREST.  The $0.5 million of minority interest in the prior fiscal year quarter reflects the allocable portion of the loss from Firstsource, a former subsidiary.  As discussed in Note 3, subsequently the Company’s ownership in Firstsource declined to less than a majority and in the June 2000 quarter, Firstsource was deconsolidated and reported under the equity method of accounting.

             PROVISION FOR INCOME TAXES.  The Company files a consolidated federal income tax return, while for most of its state tax returns files separately on behalf of its wholly-owned subsidiary that engages in business in the various states.  For the current fiscal year, no federal provision is considered necessary because the Company estimates that it will have no taxable federal income on a consolidated basis.  Part of the reason that the Company will have no taxable federal income can be attributed to the non-taxable nature of the $6.4 loss reversal income from affiliates.

             Although the Company has an approximate $4.1 million net operating loss (“NOL”) carry forward from the prior fiscal year, all of the NOL is attributable to the exercise of stock options by employees and any future tax benefits are considered an adjustment of additional paid-in capital.

             LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate loss previously recognized.  See Note 4 for a full explanation of the transactions that occurred during the reporting period.

          NET INCOME (LOSS).  The Company reported $3.2 million net income in the third quarter of fiscal 2001 compared to a $10.5 million net loss in the prior fiscal year quarter.  The $10.5 million net loss of the prior year’s quarter includes losses from former subsidiaries before deconsolidation amounting to $2.8 million.  Net income for the nine month period was $5.0 million compared with a $21.8 million loss in the comparable prior year period.

Liquidity and Capital Resources

             During the nine months ended June 30, 2001 operating activities provided cash of $19.1 million compared with $8.0 million in the prior fiscal year period.  Most of the cash provided in the current fiscal period can be attributed to a declining accounts receivables related to the decline in net sales.

             The Company's accounts receivable balance at June 30, 2001 and September 30, 2000, was $49.6 million and $79.0 million, respectively. The number of days' sales outstanding in accounts receivable decreased to 45 days from 58 days, as of June 30, 2001 and September 30, 2000, respectively.   Inventories increased $1.3 million, from $9.3 million at September 30, 2000 to $10.6 million at June 30, 2001.  However, approximately 86% of the $10.6 million of inventory at June 30, 2001 can be characterized as in transit inventory representing sales orders that are in the process of being filled.

             Investing activities used cash of $0.6 million during the nine months ended June 30, 2001 compared with cash used of $38.8 million in the prior year fiscal period.  Computer equipment and software accounted for most of the $0.6 million in purchases of property and equipment during the nine months ended June 30, 2001.

             Financing activities used net cash totaling $20.3 million during the nine months ended June 30, 2001, most of which was attributable to net payments under the Company’s lines of credit.  In the prior fiscal period, financing activities provided $25.9 million of cash, mostly from private placements of stock that were undertaken by the former subsidiaries of the Company.

             As of June 30, 2001, the Company had approximately $0.8 million in cash and working capital of $22.4 million. The Company also has a $35.0 million revolving credit facility collateralized by accounts receivable and all other assets of the Company with IBM Credit Corporation (“IBMCC”) of which approximately $20.6 million was outstanding.

             Outstanding borrowings under the IBMCC line of credit bore interest at prime less .25% during fiscal 2000 and was increased to prime plus 2% effective December 15, 2000.  The line of credit expires on September 30, 2001 and is renewable on an annual basis unless notification of an election not to renew is made by either the Company or creditor on or prior to the annual renewal date. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At June 30, 2001, the Company was in compliance with all such loan covenants.

             In early December of 2000, the Company was advised by one of its lenders, Finova Capital Corporation (“Finova”), that Finova was discontinuing the financing segment of its business.  As a result, the Company was notified that its $39 million working capital line of credit with Finova would no longer be available after February 9, 2001. Following the expiration of the Finova line of credit agreement, the Company’s only remaining working capital financing agreement is with IBMCC.  To diversify the Company’s working capital financing, the Company is currently seeking additional financing with various lenders to augment the IBMCC line of credit agreement and believes that it will be successful in finding that financing, although not necessarily with terms as favorable as with its current lenders.

             In addition to seeking financing, the Company has also addressed profitability issues.  In June of 2000, a new executive management team took immediate steps to improve the Company’s profitability, including the implementation of a restructuring plan.  During the current quarter of fiscal 2001, the Company continued its restructuring process by virtualization of its former sales offices.  Additionally, the Company continues to focus its efforts on increasing service revenues, which yield a higher gross margin than product sales.

             The effects of the foregoing changes can be recognized by the Company’s improved operating income (exclusive of any non-recurring charges).  Every quarter since the September 2000 quarter has shown profitable core operating income for the Company, exclusive of non-recurring charges.  However, there can be no assurance that management’s plans will continue to be successful in continuing or improving operating income or that management will be able to obtain the additional financing necessary to execute the Company’s business plans.  Management believes the $35 million presently available under the working capital financing agreement with IBMCC will provide sufficient working capital for the year ending September 30, 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

             The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit.  The Company’s lines of credit bore interest at the prime rate less 0.25% and was increased to prime plus 2% effective December 15, 2000.  With the 2.25% increase, interest expense is estimated to increase by $225,000 annually from that of fiscal year 2000 or approximately $50,000 for each increase of one-half a percentage point in the lenders’ rate assuming a similar level of borrowings under the lines of credit during fiscal 2001 as compared to 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

             The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

             In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recoveryby the Company's shareholders of the damages sustained as a result of such activities (Gregg A. Ruffalo v. En PointeTechnologies, et al., United States District Court, Southern District of California Case No. 01CV0205L (CGA).  The defendants intend to vigorously defend the allegations and believe the case is without merit.  This case has been consolidated with parallel federal class action complaints under the caption In Re En Pointe Technologies Inc. Securities Litigation.

             On February 23, 2000, SupplyAccess, Inc. (“SupplyAccess”) and En Pointe Technologies (“En Pointe”) entered into two written agreements:  The Amended and Restated Information Technology Sourcing Agreement (“IT Agreement”) and the Amended and Restated Asset Contribution Agreement (“Asset Agreement”).  On June 8, 2001, En Pointe filed a demand for arbitration alleging that SupplyAccess had to render certain services under the IT Agreement.  This was necessitated by SupplyAccess' threats to discontinue such services unless En Pointe increased its monthly payments to SupplyAccess.  In counterclaims brought on June 28, 2001, SupplyAccess has alleged that En Pointe violated certain provisions of both agreements, seeking more than $2,000,000 in damages.  To the date of this report, the parties are in settlement discussions.

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.19 - Lease dated April 2001 between Pacific Corporate Towers LLC and the Registrant for the property located at 100 N. Sepulveda Blvd., 19th Floor, El Segundo, California.

b.	No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

	By :	/s/ Kevin D. Ayers

Kevin D. Ayers, Chief Financial Officer
Date: August 14, 2001