Form 10-K
period 2001-09-30
EN POINTE TECHNOLOGIES INC
filed 2001-12-31
CIK 1010305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-28052

EN POINTE TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2467002 (I.R.S. Employer Identification No.)

100 NORTH SEPULVEDA BOULEVARD, 19TH FLOOR, EL SEGUNDO, CALIFORNIA 90245
(Address of principal executive offices)

Registrant's telephone number, including area code: (310) 725-5200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001 per share
(Title Of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of December 21, 2001, was approximately $9,685,810.

   The number of outstanding shares of the Registrant's Common Stock as of December 21, 2001 was 6,654,756.

DOCUMENTS INCORPORATED BY REFERENCE

   PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2002): PART III, ITEMS 10-13.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2001
Table of Contents

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

    References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe Technologies, Inc. and its subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Technologies Ventures, Inc. The following En Pointe Technologies trademarks are mentioned or referred to in this Annual Report: En Pointe Technologies-Registered Trademark- and the Building Blocks design-Registered Trademark- are registered trademarks of the Company.

ITEM 1.  BUSINESS

    En Pointe Technologies, Inc. ("En Pointe" or the "Company"), originally incorporated in Texas on January 25, 1993 was reincorporated in Delaware on February 6, 1996. En Pointe is a national provider of information technology products and value-added services to large and medium sized companies and government entities. The Company uses proprietary and non-proprietary software and systems to drop-ship materials, repair and operation (MRO) products to its customers through an electronically linked network of the largest allied distributors in the United States. This software allows En Pointe to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining inventory. In addition to seeking efficiencies and growth in its traditional large-enterprise focused core business, En Pointe continues to devote resources to the development of its professional services infrastructure. En Pointe is represented in more than 22 sales and service markets throughout the United States, and maintains a value-added integration facility in Ontario, California that is ISO 9002 certified.

    En Pointe provides its customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and related technology products. One of the Company's available tools, AccessPointe™, is licensed from an affiliate of the Company, SupplyAccess, Inc. ("SupplyAccess") under terms of a settlement agreement (See Item 3., Legal Proceedings). It is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of the allied national distributors of information technology products. AccessPointe™ provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking. These links directly to the distributors, enhance the Company's capacity to continue to provide customers automated direct access to an extensive range of products at competitive prices. En Pointe co-markets the SupplyAccess advanced e-commerce platform to existing clients interested in expanding the functionality of the AccessPointe solution to manage all indirect expenditures.

    During the Company's first fiscal quarter of 2000, En Pointe founded SupplyAccess, a provider of e-procurement solutions, private-labeled sell-side applications, and networked market exchanges for global corporations, government and entities. SupplyAccess's flexible hosted/ASP model facilitates business-to-business direct procurement of a broad line of information technology (IT) and MRO products and services, as well as a carefully targeted set of vertical market exchanges, for example, maintenance parts and services for the aviation industry.

THE EVOLVING BUSINESS MODEL

    En Pointe's virtual inventory business model has been developed and enhanced over time, but since its inception in 1993, its core concepts remain the same. The model's essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the leveraging of its virtual inventory model and its allied distributor relationships. The highly sophisticated Enterprise Resource Planning ("ERP") system that is in use allows En Pointe to better monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level. Additionally, the Company has tightly integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. AccessPointe™, a web portal based tool, provides En Pointe customers with information and process regarding procurement, rather than simply product. The completely integrated e-commerce information-technology architecture helps the Company to maintain effective online communication links with its sales representatives, selected distributors and many of its customers. The Company believes that the next logical extension of its business model will be wrapping the acquisition process with essential services, further simplifying the enterprise space for the customer.

    The Company continues to focus on cost drivers in its business model and strives to maintain a low-cost overhead structure through the automation of many of its management and operating functions. The next natural step to increase efficiency and streamline operational costs was the design of a field automation process allowing the sales organization to migrate to a "virtual" model. This step required the conversion of branch offices to virtual offices, with the exception of eight small service hubs strategically located across the nation to provide logistic support. Additionally, the day-to-day customer support function had to be strategically centralized at head quarters so that customer response could be improved by having direct access to all back office functions and senior management. The consolidation of customer support at headquarters has enhanced both the telephone and inside sales coverage, as well as, broadened the technical knowledge base of the team. The Company believes that in a virtual sales model representatives will spend more time addressing customer needs and that the central support team will deliver more quality information in less time to customers, thus providing additional pre-sale and post-sale value to gain a competitive edge over competitors.

    An integral component of the Company's business model is its ability to access an extensive virtual inventory of information technology products stocked by a number of distributors through its integrated supply chain information systems. This fusion of a leading back-end business system with a powerful Internet commerce server application and the Company's own workflow applications, makes product pricing and availability data accessible to the Company's sales representatives and a growing set of direct customers, downloaded on a real time basis, from several large distributors including Ingram Micro Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data"), Synnex Information Technologies, Inc. ("Synnex"), (collectively the "allied distributors"). En Pointe has been able to expand it's supply chain base through direct buying linkages with primary manufacturer's like International Business Machines, (IBM) and Dell Corporation, (Dell) to gain additional pricing and availability advantages. Additionally, the intelligent purchasing feature of the software allows the Company's purchasing department to place multiple line-item orders automatically from multiple sources at the lowest possible price, maximizing not only fill rate but may also increase profitability on each order.

    The data provided by the Company's customized information system allows its sales representatives to design each customer's order according to the particular needs of that customer. Through warehouse aggregation of products, En Pointe helps simplify the ordering, staging, and delivery process through Just in Time ("JIT") supply chain management for any size order. En Pointe's integration facility is ISO 9002 certified and is located close to major allied distributors' warehouse locations for same day pick-up of orders. This provides the center with the flexibility to meet stringent service level agreements ("SLA") and still function economically by limiting inventory to customer owned product. Systems are tested and loaded with predefined customer images and shipped ready to install out of the box, saving customers money in downstream deployment costs. The Company's information system allows En Pointe to identify which of the allied distributors can supply the desired product at the best price when needed for JIT integration with any number of different products from multiple manufacturers or distributors.

    Another advantage of the Company's business model is the reduction of working capital requirements achieved by leveraging its virtual inventory model and utilizing the extensive warehousing, purchasing, distribution functions, marketing, and IT functions of its allied distributors. Since inception, the Company has been an innovator in using the drop shipping capabilities of its distributors when inventory aggregation and integration is not needed to avoid many of the costs and risks associated with maintaining inventory, which also enables the Company to quickly adapt its product offerings to changing market demands. As product proliferation has occurred, the Company's limited inventory position has given it a competitive advantage with respect to price and availability on a broad range of products without the costs and risks associated with carrying large quantities of physical inventory. The Company believes its business model allows it to have the capacity to increase sales with minimal capital investment in inventory. Likewise, En Pointe utilizes the infrastructure of its allied distributors for marketing efforts with existing clients through e-mail advertising and specialized marketing campaigns targeted at total technology solutions.

THE BACK OFFICE BUSINESS SYSTEM

    The development and function of the Company's information system and its ability to provide detailed, quality information via the web are crucial factors in En Pointe's success. The back office is built around the highly scalable SAP ERP system and, combined with the web front end, provides a comprehensive e-commerce solution for clients. This information system provides access to real time inventory and pricing information of the allied distributors to all of the virtual sales representatives and central support team, as well as numerous customers. It has versatility in application and can be installed both at the sales representative's home office, as well as at a customer's facility. This has enabled the Company's sales representatives and customers to access the same product pricing and availability by manufacturer, part number or product description, and provide detailed product specifications for most major manufacturers to minimize confusion when ordering. Customers can then directly enter orders online, check the status of their orders (including those being integrated by En Pointe at its Ontario configuration facility), obtain serial numbers from purchase order numbers, check on back-ordered products and verify FedEx and UPS tracking and shipping numbers.

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

    Current system development plans for continued growth and expansion include:

  •
  Enhanced back end integration with En Pointe's allied distributors, major manufacturers, and customers for seamless business-to-business ("B2B") transaction processing and reporting.

  •
  Continue to enhance business processes, to streamline and better manage the interdependencies and communications between En Pointe's functional departments specifically involving software licensing rebates, and sales operational functions including product returns processing, integration center service ratings, and sales commission processing.

  •
  Provide enhanced real-time customizable reporting capabilities to provide detailed snapshots of vital business statistics, to allow management to better understand key business fundamentals and to react accordingly in a timely fashion.

  •
  Provide standard links and catalogues for B2Be-procurement application for customers migrating to industry standard platforms such as Ariba and Commerce One to act as a complimentary IT solution provider in an established enterprise environment. En Pointe has successfully integrated our catalogue on an Ariba platform in conjunction with IBM Global Services newly launched division named Leveraged Procurement Services.

  •
  Offer an enhanced electronic transaction interface to En Pointe's suppliers and customers, which would support not only existing robust Electronic Data Interchange ("EDI") transaction activity, but also newer XML-based transaction exchange, and ERP to ERP integration capability, so as to seek to maintain the Company as a leader in the B2B e-commerce marketplace.

MANAGED AND PROFESSIONAL SERVICES

    The company also provides complete Information Technology, (IT) managed services and professional service offerings. The gross profit margin on service is significantly higher than the gross profit derived from the resale of information technology products. The company provides these services through contracts with defined, measurable, service level results. Service revenue represented 8.5% of the fiscal year 2001 net sales. Service revenue has been developed from a combination of the existing customer base and new customers. These services are an extension to the IT life cycle that delivers additional value and allows En Pointe to leverage their powerful customer relationship management system, Clarify, which is also available to customers via the internet for real time information concerning their service needs.

    En Pointe continues to focus on providing low cost, aggressively priced, high quality service solutions to address client IT infrastructure needs, from the desk top to the wide area network (WAN) through a best practices approach. This includes enterprise wide help desk services offered either onsite or through a centralized call center. Traditional managed services are provided to accounts through dedicated onsite resources trained and certified to provide install, move, add, change service, desk-side support, and break/fix services. The managed services business model is focused around requirements in a campus environment, which assures total utilization of technicians and maintains a low overhead cost structure. To maintain competitive costs and to provide a timely response to unique customer geographic and skill set requirements, En Pointe utilizes an in house technical recruiting staff.

    The Professional Services organization supports the growing need for enterprise infrastructure support that include LAN/WAN design and integration, LAN/WAN optimization and monitoring, application and operating system migration, security solutions, and storage offerings for Storage Area Network, (SAN) and Network Attached Storage (NAS) implementations. En Pointe provides the customer with a total solution from planning and design, through delivery. Highly trained engineers assist customers with their IT planning and design needs through detailed assessment and consulting to provide complete solutions to network management, transition management, and asset management. Through EnTrack, En Pointe's formalized project management methodology, the Professional Services group, works with the client and En Pointe's Managed Service team in the actual technical delivery of the solution. En Pointe's numerous nationwide technical and sales certifications, partner relationships and geographic coverage make it possible for customers to engage one company to service multiple facilities across the nation. En Pointe's certifications include: Microsoft Certified Solution Provider and

Large Account Reseller, Novell Gold Reseller, Compaq Authorized Service Provider and Compaq Authorized Enterprise Reseller, IBM PSE Certified, Dell Premier Access Partner, Epson Customer Care Provider, Lexmark Authorized Service Provider. Fujitsu Authorized Service Provider, Gateway Authorized Service Provider, Apple Authorized Service Provider Premier Computer Associates Reseller, Check Point Authorized Partner, Intel Premier Provider, Citrix Silver Reseller, Cisco Authorized and Hewlett Packard Advancenet Premier Partner.

PARTNER PROGRAMS AND PRODUCTS

    The majority of En Pointe's sales to date have been attributable to the resale of information technology products. The Company currently makes available to its customers an extensive selection of products at what it believes to be a competitive combination of price and availability. The Company currently offers over 250,000 information technology products from over 700 manufacturers, including International Business Machines Corporation ("IBM"), Compaq Computer Corporation ("Compaq"), Hewlett Packard Company ("Hewlett Packard" or "HP"), Dell Computer Corporation, ("Dell"), Cisco Corporation ("Cisco"), Apple Computer ("Apple"), 3Com Corp. ("3Com"), Microsoft Corp. ("Microsoft"), Toshiba Corp. ("Toshiba"), Novell, Inc. ("Novell"), Kingston Technology Corporation ("Kingston"), Lexmark International Group, Inc. ("Lexmark"), Sony Corporation ("Sony") and Nortel, Inc. ("Nortel"). The Company is also certified as a Microsoft Senior Partner and a Large Account Reseller partner. Products offered by the Company include desktop and laptop computers, monitors, servers, memory, peripherals and operating systems, IT accessories, IT consumables and supplies, and application software. Products manufactured by IBM, Hewlett Packard and Compaq accounted for 19%, 19% and 14%, respectively, of the Company's net sales in fiscal 2001.

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

    The entities listed below illustrate the wide range of customers that have purchased information technology products and/or services from the Company during fiscal 2001:

Abbot Labs	Hoffmann La Roche	Novell	State of Washington
Apple Computer	IBM	Qwest	Taco Bell
Corning	Los Angeles County	Regus Business Centers	Toyota Motor
Deutsche Bank	MCI	Salvation Army	United Nations
Fulton County	Motorola	Stanford University	US West
GE Appliance	Nortel	Starbucks
GTE	Northrop	State of Minnesota

    A substantial portion of the Company's net sales is derived from long-term contracts, typically of at least one to two year's duration. However, these contracts are usually non-exclusive agreements that are terminable upon 30 day's notice by either party. Purchases by customers are made using individual purchase orders or an automated process via AccessPointetm.

    For the fiscal year ended September 30, 2001, net sales under the IBM contract accounted for approximately 16.6% of total net sales. The loss of the IBM contract or a significant, reduction or rescheduling of orders could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

SALES AND MARKETING

    The Company's national sales force focuses on Fortune 1000 customers as well as state and local government and education markets, while certain large commercial and public sector accounts are maintained by specialized teams at the Company's headquarters. As of September 30, 2001, En Pointe employed approximately 176 sales, marketing and related support personnel and 254 service and support personnel, in 22 markets located throughout the United States (including its headquarters located in El Segundo, California). All of En Pointe's sales personnel have access to the Company's information systems, which allows them to obtain administrative and order processing information as needed to keep their clients informed and maintain a customer centric focus. Although the Company is highly reliant on its various automated systems, it believes in maintaining a high level of personal interaction with its customers to ensure their complete satisfaction and loyalty. The Company's practice is to hire experienced industry sales representatives. Sales representatives are compensated based on the profitability of their sales and the subsequent management of their accounts. En Pointe guarantees the salary of selected new sales representatives for a limited period, after which compensation is based solely on commission. This compensation structure has been successful for the Company, as the most effective sales personnel enjoy a high level of compensation relative to the industry average.

    As of the September 30, 2001, En Pointe had sales or service representatives in the following locations:

Phoenix, AZ	Denver, CO	Boston, MA	Memphis, TN	Salt Lake City, UT
El Segundo, CA	Atlanta, GA	Minneapolis, MN	Nashville,TN	Kirkland, WA
Sacramento, CA	Chicago, IL	Charlotte, NC	Austin, TX
San Jose, CA	Louisville, KY	Oklahoma City, OK	Dallas, TX
Ontario, CA	New York City, NY	Portland, OR	Houston, TX

    En Pointe is strategically positioned as a national service and sales organization registered and qualified to do business in all 50 states. The Company has adopted an entrepreneurial approach with respect to its sales and marketing efforts. Local personnel are usually given a high degree of autonomy, including customer decision-making authority and limited pricing authority.

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

    En Pointe's ability to fill and deliver customer orders with an extremely high degree of speed and accuracy is one key benefit of the Company's business model. Its information systems, which include all order processing functions, enable the Company to place orders on a same-day basis. Most orders for in-stock product are picked, staged and drop shipped to the customer from the allied distributor within 24 hours of receipt of order, and on the same business day for orders received by 2 p.m. Pacific Time. The standard delivery time, based on product availability, is a two to three business day period. The integration process will usually add a maximum of three business days. After an order is entered, it is reviewed and approved at the Company's purchasing center and transmitted electronically to the chosen distributor. Once the order is shipped by the distributor, delivery information is downloaded by the Company usually the day after the order is placed into its information systems. It then uses that information to produce an invoice, which is sent to the customer. If a customer places an order that cannot be filled by an individual distributor, En Pointe will split the order among multiple distributors.

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

    En Pointe has been able to successfully implement its strategy due in large part to the close relationships it has developed with the allied distributors. The Company has been able to maintain these relationships for several reasons, most importantly the volume of business that it generates. This volume enables En Pointe to negotiate with its allied distributors to receive discounts on certain products, which the Company may pass along to its customers. With larger sales volume, En Pointe has been able to take advantage of these discounts as well as others provided by product manufacturers. The Company seeks to participate in these discounts, either directly through agreements with the manufacturer, or indirectly as discounts are made available to distributors, who in turn will pass a portion along to resellers. See "Business—Risks Associated With Dependence on Distributors And Manufacturers."

COMPETITION

    En Pointe operates in a segment of the information technology industry that is highly competitive. It competes with a large number and wide variety of resellers of information technology products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web order companies. Increasingly, the competition also includes hardware manufacturers and national computer retailers that have commenced marketing directly to end users. Many of these companies compete principally on the basis of price and may have lower costs than En Pointe, allowing them to offer the same products and services for less. Many of En Pointe's competitors are of equal size or smaller in regional markets, or larger on a National scope with substantially greater financial, technical, and marketing resources available. En Pointe has continued to expand upon solution offerings with services wrapped around hardware and software products. The competitive landscape continues to narrow as we build upon our Professional Services offerings and seek more strategic projects in the mid market space where total solutions define the difference between En Pointe and a regional player and positions us just below the two remaining National players, CompuCom and Comark. The Company has traditionally competed with, among others, CompuCom Systems, Inc. ("CMPC"), Sayers, Comark, Elcom International, Inc. ("ELCO"), Sarcom Corp. ("SarCom"), Pomeroy, Inc. ("PMRY"), CDW Computer Centers, Inc.("CDW"), and Insight Enterprises, Inc. ("NSIT"), P.C. Connection (PCCC), PC Mall (MALL), Multiple Zones (ZONS), Government Technology Services ("GTSI"), and Buy.com ("BUYX"). There continues to be consolidation within the channel and proposed mergers of players that combine direct selling with a web based model to achieve a blended profit margin and a more flexible offering. En Pointe's business model already incorporates these two components, on a smaller scale, and allows us to address a wide spectrum of customer requirements with our existing web tool, virtual sales infrastructure, and centralized support team in place, all managed as one organization.

    Dell and Gateway Computers ("Gateway") demonstrated the ability of a manufacturer direct model to profitably gain market share, which has lead other manufacturers (e.g. IBM, Compaq, and HP) to also actively market directly to customers to reduce the role of distributors and resellers, particularly in enterprise accounts, which is a large percentage of the Company's traditional target market. En Pointe faces additional competition from these manufacturers. The direct business model is evolving and is overlapping with traditional VAR capabilities in the areas of multi-vendor solutions, integration and image loading, and web enabled procurement processes. The manufacturer direct model still is not capable, nor willing, to manage typical buying patterns of enterprise organizations which usually request one system at a time or in small departmental orders. However, the direct model has managed to capture a significant portion of the large volume opportunities that a year ago flowed through the reseller channel.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While En Pointe believes that it competes successfully with respect to most, if not all, of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the industry is characterized by abrupt changes in technology and the associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in order to remain competitive. If it were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Risks Associate with Competition."

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

    In November 1999, SupplyAccess, an affiliate of the Company, agreed to be an application support provider ("ASP") for SAP, Clarify, Microsoft, Gentran, and Vertex software as well as certain other IT service needs. As a part of that agreement, the Company was granted a limited, non-assignable, nonexclusive license to use the affiliate's software, which is marketed by the Company as AccessPointe™. The software is used in conjunction with the Company's sourcing of product for customers and is considered a vital part of sales operations.

    On September 21, 2001, the Company in settlement of a dispute with SupplyAccess, agreed to pay SupplyAccess approximately $1.1 million for the assignment and transfer of the En Pointe SAP application software and certain other assets. In so doing, the Company paid SupplyAccess $0.4 million, cancelled the balance of its note receivable from SupplyAccess of $0.8 million, and agreed to assume the IT responsibilities previously assigned SupplyAccess effective October 1, 2001. Concurrent with the assumption of IT responsibilities, SupplyAccess granted to En Pointe a limited, exclusive license to use its AccessPointe™ web site and content. There can be no assurances that the Company will continue to have access to the AccessPointe™ software, nor that others may not independently develop similar or superior software nor that others may not be granted similar rights to the software.

    The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo, "AccessPointe™" and other marks. It has been issued registrations for its "En Pointe" and "Building Blocks" marks in the United States and has pending registrations in Canada, Mexico and the European Community. En Pointe does not believe that its operations are dependent upon any of its trademarks or service marks. It also sells products and provides services under various trademarks, service marks, and trade names that are the property of owners other than the Company. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Business—Risks Associated With Dependence on Technology".

SEGMENT INFORMATION

    See Note 14 to the Consolidated Financial Statements, "Segment Information", for financial information regarding the Company's operating segments.

EMPLOYEES

    As of September 30, 2001, En Pointe employed approximately 512 individuals, including approximately 176 sales, marketing and related support personnel, 254 service and support personnel, 19 warehousing/manufacturing/test personnel and 63 employees in administration and finance. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS FOR THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL, ECONOMIC AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO RESELL INFORMATION TECHNOLOGY PRODUCTS AND SERVICES; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY SALES, TECHNICAL AND MANAGEMENT PERSONNEL; THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR THE ECONOMY, OR IN THE COMPANY'S OPERATIONS OR BUSINESS, AND ANY OR ALL OF THESE FACTORS MAY AFFECT THE COMPANY'S ABILITY TO CONTINUE ITS CURRENT SALES RATE OR MAY RESULT IN LOWER SALES VOLUME THAN CURRENTLY EXPERIENCED.

    IN ADDITION TO THE INFORMATION SET FORTH ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO: (I) A SIGNIFICANT PORTION OF THE COMPANY'S SALES CONTINUING TO BE TO CERTAIN LARGE CUSTOMERS, (II) CONTINUED DEPENDENCE BY THE COMPANY ON CERTAIN ALLIED DISTRIBUTORS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE INFORMATION TECHNOLOGY MARKET, (IV) THE LIMITED PRIOR EXPERIENCE OF THE COMPANY IN THE PROVISION OF VALUE-ADDED SERVICES, AND (V) THE DECISION BY THE COMPANY TO CONVERT ITS SALES FORCE TO VIRTUAL SALES OFFICES. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K.

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

    A key element of the Company's past success and future business strategy involves the maintaining of alliances with certain large distributors of information technology products and services, including Ingram Micro, Synnex and Tech Data. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from three allied distributors, Ingram Micro, Tech Data and Synnex accounted for 63% of the Company's aggregate purchases in fiscal 2001. Certain allied distributors provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain allied distributors for many of the same customers and therefore there can be no assurance that any such allied distributor will not use its position as a key supplier to the Company to pressure the Company from directly competing with it. Substantially all of the Company's contracts with its allied distributors are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the allied distributors, modification of the terms or discontinuance of agreements with any of the allied distributors, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business—Distribution."

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

    Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers or the failure of the Company to gain sufficient access to such new products or product enhancements could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business—Partner Program and Products" and "—Managed and Professional Services."

    Evolution of the distribution process in the information technology industry, has put pressure on gross profit margins, and has adversely affected a number of distributors of information technology products, including certain allied distributors. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect the Company's distributors. Because the Company's overall business strategy depends on the Company's relationships with the allied distributors, the Company's business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and allied distributors in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because the Company's business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to the Company, which could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

    Fiscal 2001 quarterly net sales compared to the respective prior fiscal year quarters have shown a consistent negative trend throughout the fiscal year. Percentage declines commencing with the first quarter of the fiscal year were 13.5%, 22.4%, 23.3%, and 46.0%, respectively. Sequentially net sales declined in every quarter of fiscal 2001 except for the June quarter, which registered a modest 0.8% increase. The Company does not anticipate a reversal of the sales decline until later in fiscal 2002.

    The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and the Company's value-added services; adoption of internet commerce models; introduction of new hardware and software technologies; introduction of new value-added services by the Company and its competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable or inventory; and general competitive and economic conditions. In addition, a substantial portion of the Company's net sales in each quarter results from orders booked in such quarter. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON ASSET BASED FINANCING

    The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 2001, the Company had outstanding borrowings under its credit facilities of $9.4 million out of a total availability under its credit facilities of $35.0 million.

    The Company has primarily funded its working capital requirements through a $35.0 million Inventory and Working Capital Agreement (the "IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC").

    On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill Capital Corporation ("Foothill"). As part of a separate one year agreement entered into on the same date, IBMCC continues to provide the Company with a 30-day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility will be directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement will provide for an interest rate of one-half of one percent over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The minimum variable interest rate is floored at 6% per annum and at the option of the Company could be based on prime or LIBOR rate. The maximum range for the interest which is based on certain earnings targets is prime plus 1.50% or LIBOR plus 3.75%. Borrowings under the Foothill Financing Agreement are collateralized by substantially all assets of the Company, including accounts receivable, inventory and equipment.

    Foothill may terminate the Financing Agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term is defined in the Foothill Financing Agreement. In the event of such termination, the outstanding borrowings under the Foothill Financing Agreement become immediately due and payable in their entirety and the Company may be subject to early termination fees of up to 3% of the loan amount. The termination of the Foothill Financing Agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in the Foothill Financing Agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE CUSTOMERS.

    For the years ended September 30, 2001, 2000 and 1999, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 17%, 13% and 19% respectively, of the Company's net sales. The Company's contracts for the provision of products or services, including its contract with IBM, are generally non-exclusive agreements that are terminable by either party upon 30 days notice. The loss of IBM or any other large customer, the failure of IBM or any other large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by IBM or any other large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business—Customers."

RISKS ASSOCIATED WITH COMPETITION

    The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers and providers of information technology products and services, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, national computer retailers and manufacturers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, which allow them to offer the same products and services at a lower price. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom, Dell, Elcom, Gateway, Pomeroy, and CDW. The Company expects to face additional competition from new market entrants in the future.

    Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in addition to acquiring a core competency in performing value-added services in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business—Competition."

RISKS ASSOCIATED WITH INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION

    The information technology industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution and accordingly such channels have proliferated. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers in an effort to increase efficiency and gain market share. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of information technology products requires the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Additionally, there has been continuing erosion in the "price- protection" historically offered to offset the negative effects of decreasing prices. The exacerbation of such trends could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, the historically high rate of growth of the information technology industry has slowed dramatically recently and if the trend continues, it may have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, new methods of distributing and selling information technology products, such as on-line shopping services and catalogs published on CD-ROM, have evolved and may further develop in the future. Hardware and software manufacturers have sold, and may in the future further intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate customers. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY

    In the past, the Company's ability to effectively compete in its market depended significantly on its ability to protect its proprietary technology. The Company relied primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There was no assurance that the existing methods for protecting the Company's proprietary technology would be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor could any assurance be given that the Company would have been able to achieve or maintain a meaningful technological advantage. However, the extent of the Company's reliance on proprietary technology has been significantly reduced by the replacement of its legacy systems with a customized version of SAP (not proprietary), and a sophisticated open architecture web-commerce application based on Microsoft Site Server, Commerce Edition. While some of the web application coding is proprietary, the ability to reverse-engineer that code exists. The Company would be required to incur substantial costs in seeking enforcement of any such residual proprietary rights against infringers. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. The Company's competitive position now relies much more on its expert implementation of open standards, world-class customized applications which support the valuable e-commerce distribution experience gained in eight years of successful fulfillment of large entity customer requirements. See "Business—Intellectual Property."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

    The Company's gross profit percentages averaged between 8 to 9% through fiscal 1999 and since then have improved marginally by 1 to 2%. The Company's gross profit margins are low compared to many other resellers of information technology products. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins generated by the Company as a result of its reliance on purchasing information technology products from its allied distributors, it is unlikely that the Company will be able to increase product gross profit margins appreciably in its core business of reselling information technology products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of the Company's business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by the Company to maintain its gross profit margins and sales levels could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS RELATED TO DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY PERSONNEL

    The Company believes that its success has been and will continue to be dependent on the services and efforts of its existing senior management and other key personnel. The loss of the services of one or more of any of the Company's existing senior management and other key personnel would have a material adverse effect on the Company's business, financial position, results of operations and cash flows. It should be noted that as of December 31, 2001, the President of the Company and a member of the Board of Directors, Michael R. Shabazian, announced his intention to retire. Thomas Scott, who joined the Company on August 1, 2001 as President and Chief Operating Officer of En Pointe Technologies Sales, Inc., has assumed the responsibilities of Mr. Shabazian.

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

RISKS RELATED TO EXPANSION AND CONTRACTION OF BUSINESS

    For its first six years since inception, the Company experienced rapid growth in net sales, the number of its employees and branch offices, the amount of administrative overhead and the type of services offered. Since then, the Company has had net sales declines of approximately 26% in each of the past two fiscal years. The contraction and expansion of net sales has and will continue to put strains on the Company's management, operational and financial resources. To execute the Company's recovery strategy, the Company expects to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. The Company's ability to manage its recovery effectively will require it to continue to implement and improve its operational, financial and sales systems at both the national and local level, to develop the skills of its managers and supervisors and to hire, train, motivate, retain and effectively manage its employees. There can be no assurance that the Company will be successful in such recovery, and the failure to do so could materially adversely affect the Company's business, financial position, results of operations and cash flows.

    While the Company recently completed an upgrade of its accounting software system, management believes that further improvements and upgrades will be necessary. Failure to implement such improvements may adversely affect timely availability of financial information or the ability to deliver products and services to the Company's customers on a timely basis. The Company believes that such improvements will utilize a considerable amount of the Company's management resources. Failure to hire and retain qualified personnel would have a material adverse effect upon the Company's ability to implement such improvements. There can be no assurance that the Company will be able to successfully implement such improvements and such failure could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH EXPANDING SERVICES CAPABILITIES

    The Company is expanding the nature and scope of its value-added services. There can be no assurance that the value-added services business will be successfully integrated with the Company's information technology products reselling business or that the Company will be able to effectively compete in this market. If the Company is unable to effectively provide value-added services, it may be unable to effectively compete for the business of certain large customers that require the provision of such services as a condition to purchasing products from the Company. In addition, the Company will be subject to risks commonly associated with a value-added services business, including dependence on reputation, volatility of workload and dependence on ability to recruit, retain and properly utilize qualified technical personnel. The expansion of the Company's value-added services required a significant capital investment, including a large increase in the number of technical employees. If the Company is unable to attain sufficient customer orders for value-added services, it will then be unable to fully recover the costs of these investments. Also, a portion of the Company's value-added service revenue may be derived from the performance of services pursuant to fixed-price contracts. As a result, cost overruns due to price increases, unanticipated problems, inefficient project management or inaccurate estimation of costs could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business—Partner Program and Products" and "—Managed and Professional Services."

RISKS RELATED TO VIRTUAL OFFICE MODEL

    The Company's growth was driven, in part, by sales generated through expansion into new geographic markets. The Company opened sales offices in many of the metropolitan markets that the Company believed offered the most potential for sales growth. As a part of the Company's recent restructuring, most of the Company's sales offices are being converted to virtual offices. . Expansion in new markets will be through the virtual model utilizing the new SAP/Microsoft-based e-commerce integrated business system. Sales representatives will work out of their homes utilizing these internet tools. These "remote" Account Executives will be supported by Customer Service Representatives located in Southern California. This model will enable En Pointe to have face-to-face contact with customers without incurring the usual start up costs and further expenses associated with new branch offices. There are no assurances that this model will experience the same success as the branch model has. Such failure could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

    In addition, the Company is unable to assure that any of its present investments will continue to be viable and successful in the future. One of the Company's investment affiliates, SupplyAccess, is in the very competitive business-to-business market, has not obtained profitability, and has limited capital for future operating expenses. Its success may depend upon obtaining either additional financing or profitability, neither of which the Company can assure. The discontinuance of operations of SupplyAccess could have an adverse effect on the Company's business, financial position, results of operations and cash flows.

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

RISKS ASSOCIATED WITH DEPENDENCE ON THIRD-PARTY SHIPPERS

    The Company presently ships products from Ontario, California, primarily by Federal Express Corporation ("FedEx") or United Parcel Service of America, Inc. ("UPS"), and the vast majority of products that the Company sells are drop-shipped for the Company to its customers by the allied distributors via these carriers. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption, or any other reason), could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company or others can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis. See "Business—Distribution."

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

20

ITEM 2.  PROPERTIES

    The Company leases approximately 36,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring June 30, 2006. The Company also leases an approximately 126,000 square foot facility in Ontario, California, which is primarily used for configuration and maintenance services. This facility has been operational since July 1, 1998. At the time the Ontario configuration facility was planned, the Company believed that there would be an emerging "channel assembly" market for resellers, such as the Company, of computer products. However, instead, certain manufacturers began requiring distributors to "co-locate" their final assembly operations at the manufacturer's facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, En Pointe's Board of Directors authorized the Company to sell and leaseback the Ontario Facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June 1999. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence the Company incurred a non-recurring charge of $6.2 million associated therewith. The charge was determined using the "held for use" model contained in SFAS No.121. The Company's intent then was to sublease approximately 45% of the facility space to an unrelated company. However, no such sublease has been executed. The Company continues to evaluate its options with regard to the excess capacity at the Ontario Facility.

    As a part of the Company's June 2001 restructuring that included the conversion of leased sales offices to virtual sales offices, the Company is in the process of closing all of its sales offices, except for its headquarters and New York office. For offices to be closed with long-term leases, subleasees are being sought. In addition to the two remaining sales offices, the Company rents a limited amount of space to accommodate its service operations in various locations and from time to time may rent temporary shared executive office suite space as well as. The following listing identifies the Company's major rental facilities that are intended to remain operational:

FACILITIES:	Sq. Footage:
El Segundo, California, Corporate Headquarters and Sales Office	36,090
Ontario, California, Configuration Facility	126,000
New York, New York, Sales Office	4,895

    Management believes the Company's headquarters, sales offices and configuration facilities are adequate to support its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

    In March of 1999, a jury verdict in the Los Angeles County (California) Superior Court relating to litigation brought by Novaquest Infosystems resulted in the Company owing a total of $1,425,000. Under the court decree, $375,000 was awarded for intentional interference with plaintiffs' prospective economic advantage tort claim, $50,000 was awarded for breach of contract, and $1 million was awarded for punitive damages. The Company has appealed the court decision.

    In addition, in April 2000 the court awarded the plaintiffs attorneys' fees and costs under the breach of contract claim of approximately $1,218,000. The Company objected to the amount of the cost reimbursement allowed for attorneys' fees and appealed the court's ruling. After the appellate court remanded En Pointe's appeal to the trial court for a redetermination of the prevailing party, the lower court subsequently ruled that no party prevailed in this matter. As a result of this ruling, En Pointe was not required to pay Novaquest's legal fees and costs and consequently all such accrued costs of $1.3 million were reversed and are included as a component of non-recurring charges.

    On June 8, 2001, En Pointe filed a demand for arbitration against SupplyAccess, Inc. ("SupplyAccess") with the American Arbitration Association alleging that SupplyAccess had to render certain services under an agreement between the parties. This was necessitated by SupplyAccess's threats to discontinue such contractually obligated services unless En Pointe increased its monthly payments to SupplyAccess. In counterclaims brought on June 28, 2001, SupplyAccess has alleged that En Pointe violated certain provisions of both agreements, seeking more than $2,000,000 in damages. En Pointe has subsequently filed several new claims against SupplyAccess.

    Effective September 21, 2001, En Pointe and SupplyAccess reached a settlement in this matter. Under the terms of the settlement, SupplyAccess sold to En Pointe all enhancements, upgrades, modifications, customizations, and derivative works related to the SAP software used to run En Pointe's business, granted to En Pointe a limited exclusive license to the AccessPointe Web Site (the vehicle through which En Pointe customers access the information provided by En Pointe) and agreed to provide various transition and support services to En Pointe in order to educate En Pointe as to the information required to transition the services performed by SupplyAccess. In exchange, En Pointe agreed to pay SupplyAccess $1,125,000 (which included En Pointe canceling a $750,000 note obligation owed by SupplyAccess) as consideration for the assignment and transfer of the En Pointe SAP Application software all rights title and interest in several pieces of equipment, web servers, and other hardware assets, a $1.00 license fee, and monthly payments of $15,000.

    On November 28, 2001, an action was brought against the Company by Ameriserve Food Distribution, Inc. et al., Debtor and AFD Fund, on behalf of the substantively, consolidated post-confirmation estate of Debtors Ameriserve Food Distribution, Inc., et al., Plaintiff in the United States Bankruptcy Court District of Delaware, Case No. 00-358 (PJW). The plaintiff alleges that En Pointe received $574,069 in preferential transfer payments from Ameriserve Food Distribution, Inc. that the estate of the debtors is entitled to recover. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, En Pointe Technologies Inc. and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that En Pointe and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.

    In January of 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder's derivative complaint alleging that such persons improperly benefited form the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et a., Superior Court of California, County of Los Angeles Case No. YC 039456). The defendants intend to vigorously defend the allegations and believe the case is without merit.

    In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). The En Pointe defendants have filed a Motion to Dismiss, which is set to be heard on February 19, 2002. The En Pointe defendants intend to vigorously defend the allegations.

    In December, 2000 the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties have stipulated to a stay of the case pending the class action. The En Pointe defendants intend to vigorously defend the allegations.

    On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The plaintiff, a former employee, alleges breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. The claim asks for $710,000 in damages, $500,000 in punitive damages, and penalties under the labor code of $150,000. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    In March of 2000, an action was brought against the Company in the Orange County Superior Court contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed on behalf of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. Legal counsel is currently unable to predict the outcome of this litigation. During the past fiscal year, the case has remained dormant.

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

    Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER      MATTERS

    The Company's Common Stock, par value $.001 per share, is quoted on the NASDAQ National Market under the symbol "ENPT." The following table sets forth, for the period indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

	HIGH	LOW
Fiscal 2000
First quarter	$30.000	$7.688
Second quarter	55.000	26.750
Third quarter	41.875	8.500
Fourth quarter	10.500	5.750
Fiscal 2001
First quarter	$9.500	$2.813
Second quarter	5.125	1.000
Third quarter	2.800	1.030
Fourth quarter	3.500	1.170
Fiscal 2002
First quarter (through 12/21/01)	$2.990	$1.220

    On December 21, 2001, the closing sale price for the Common Stock on the NASDAQ National Market was $2.00 per share. As of December 21, 2001, there were 53 stockholders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth has been derived from the Company's Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon are included elsewhere in this Annual Report on Form 10-K.

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

During the June quarter of 2000, the Company deconsolidated Firstsouce and SupplyAccess (see Note 1 to the Consolidated Financial Statements).

	Fiscal Year Ended September 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$365,280	$494,421	$668,270	$567,739	$491,358
Cost of sales	325,792	445,865	614,564	514,168	447,276

Gross profit	39,488	48,556	53,706	53,571	44,082
Operating expenses:
Selling and marketing expenses	29,957	45,308	37,942	34,257	22,340
General and administrative expenses	11,026	22,830	30,775	13,665	10,905
Non-recurring charges	846	2,717	7,917	—	—

Operating (loss) income	(2,341)	(22,299)	(22,928)	5,649	10,837
Interest expense	970	1,718	3,172	2,166	1,239
Gain on sale of investment	(95)	(3,938)	(4,428)	—	—
Other income, net	(269)	(348)	(117)	(237)	(194)
Minority interests	—	(512)	(3,747)	—	—

(Loss) income before taxes and loss reversal income (loss) from affiliates	(2,947)	(19,218)	(17,808)	3,720	9,792
Provision (benefit) for income taxes	86	(535)	(1,214)	1,488	3,961
Loss reversal income (losses) from affiliates	8,392	(702)

Net income (loss)	$5,359	$(19,385)	$(16,594)	$2,232	$5,831

Net income (loss) per share:
Basic	$0.81	$(3.02)	$(2.79)	$0.38	$1.03

Diluted	$0.80	$(3.02)	$(2.79)	$0.37	$1.00

Weighted average shares and share equivalents outstanding (1):
Basic	6,597	6,419	5,942	5,875	5,681

Diluted	6,685	6,419	5,942	6,071	5,811

	As of September 30,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Working capital	$20,229	$22,252	$23,495	$19,831	$24,753
Total assets	$56,015	$101,688	$133,609	$132,567	$90,862
Borrowings under lines of credit and current portion of notes payable	$9,440	$41,251	$62,567	$80,388	$50,890
Long term liabilities and notes payable	$5,431	$5,463	$5,581	$6,602	$463
Stockholders' equity	$22,037	$16,507	$26,271	$31,019	$28,319
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

OVERVIEW

    The Company began operations in March 1993 as a reseller of information technology products. In fiscal 1999, the Company started emphasizing value-added services to its customers. Value-added services accounted for 8.5% and 6.1% of the Company's net sales in fiscal years 2001 and 2000 respectively. The gross profit margins on the value-added services that the Company currently offers are four to five times higher than the gross profit margins on the Company's information technology products reselling business.

    firstsource corp. ("Firstsource", formerly firstsource.com and Purchase Pointe, Inc.), an Internet and call center based business-to-business provider of products, services and information necessary to operate small to medium sized businesses, began operations in June of 1998 as a wholly-owned subsidiary. In July of 1999, a private placement reduced the Company's ownership percentage to 71.4%. Subsequent private placements in fiscal 2000 reduced the Company's ownership further. By May 16, 2000 the voting interest percentage had decreased to 43.5%. Because the Company's voting interest dropped below 50% effective May 16, 2000 and the Company does not otherwise have control, the Company began to account for its investment in Firstsource under the equity method of accounting. Effective April 10, 2001, Firstsource operations ceased and all of the assets of Firstsource were assigned to Sherwood Partners, Inc., (unaffiliated with the Company), as an assignee for the benefit of creditors.

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

    On September 21, 2001, the Company in settlement of a dispute with SupplyAccess, agreed to pay SupplyAccess $1.1 million for the assignment and transfer of the En Pointe SAP application software and certain other listed assets. In so doing, the Company cancelled the balance of the note receivable from SupplyAccess of $750,000 and agreed to assume the IT responsibilities previously assigned to SupplyAccess effective October 1, 2001. As a result of the agreement and the assumption of IT responsibilities, the Company will no longer pay SupplyAccess a flat $500,000 quarterly fee for services.

However, the Company has agreed to make monthly payments to SupplyAccess of $15,000 for the rights to the AccessPointe™ web site and content therein.

    The Company's net sales increased from $110.0 million in fiscal 1994 (the Company's first full year of operations) to $668.3 million in fiscal 1999, representing a compound annual growth rate of 35.1%. The past growth in net sales was principally driven by sales to new customers and increased sales to existing customers as well as geographic expansion through the opening of additional sales offices. However, in fiscal 2000 the Company experienced its first annual decline of $173.8 million in sales due to a softer PC market and difficulties in transitioning to a new business ERP system. Fiscal year 2001 has continued the negative trend with a decline of $129.1 million in net sales. Fiscal 2001 quarterly net sales compared to the respective prior fiscal year quarters have shown a consistent negative trend throughout the fiscal year. Percentage declines commencing with the first quarter of the fiscal year were 13.5%, 22.4%, 23.3%, and 46.0%, respectively. Sequentially net sales declined in every quarter of fiscal 2001 except for the June quarter, which registered a modest 0.8% increase. The Company does not anticipate a reversal of the sales decline until later in fiscal 2002.

    To counter the sales decline, the Company conducted two restructurings of its sales and administrative force in fiscal years 2001 and 2000. Leased sales offices were converted into virtual offices in which employees work from home based offices. Home offices were equipped with DSL lines and the latest in information technology equipment. Full technical and administrative support were committed by corporate headquarters to assist field personnel in improving customer support.

    Also moderating the impact of the sales decline was an overall improvement in gross profit margins rising to 10.8% in fiscal 2001 from 9.8% a year ago, principally from a lessening of competitive pricing and higher margins from the Company's expanding service business. Nevertheless the increase in gross profit margins was insufficient to offset the loss of margins from the sales volume decline and total gross profits declined $9.1 million.

    Operating expenses, exclusive of non-recurring charges, were $41.0 million, a notable reduction from prior year core operating expenses of $50.7 million, which excludes $17.4 million of operating expenses from subsidiaries that were subsequently deconsolidated. Non-recurring charges declined $1.9 million, which combined with the $9.7 decline in other core operating expenses helped to compensate for the $9.1 million gross profits decline and narrowed the operating loss to $2.3 million, a substantial improvement from the $22.3 million operating loss of the prior year, that was burdened with substantial operating losses from its former subsidiaries prior to their deconsolidation.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.2	90.2	92.0

Gross profit	10.8	9.8	8.0
Selling and marketing expenses	8.2	9.2	5.7
General and administrative expenses	3.0	4.6	4.6
Non-recurring charges	0.2	0.5	1.1

Operating loss	(0.6)	(4.5)	(3.4)
Interest expense	0.3	0.4	0.5
Other income, net	(0.1)	(0.8)	(0.7)
Gain on sale of assets	—	(0.1)	—
Minority interest	—	(0.1)	(0.5)

Loss before income taxes and loss reversal income (losses) from affiliates	(0.8)	(3.9)	(2.7)
Benefit for income taxes	—	0.1	0.2
Loss reversal income (losses) from affiliates	2.3	(0.1)	—

Net income (loss)	1.5%	(3.9)%	(2.5)%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

    NET SALES.  Net sales decreased $129.1 million, or 26.1%, to $365.3 million in fiscal 2001 from $494.4 million in fiscal 2000. Approximately a quarter of the $129.1 million decrease results from the fiscal 2000 deconsolidation of former subsidiaries that contributed $34.2 million of the $494.4 million in prior year net sales. The remaining $94.8 million decrease in sales, or 20.6% was attributable to softness in the marketplace and an erosion of customer base. Services revenues increased $0.9 million, or 3.1%, to $31.2 million in fiscal 2001 from $30.2 million in fiscal 2000 and were 8.5% of total net sales versus 6.1% in the prior year. Net sales under the IBM contract accounted for 16.6% of total net sales and 14.7% of total accounts receivable for the 2001 fiscal year compared with 12.8% and 21.4%, respectively, for the prior fiscal year. In absolute dollars IBM net sales decreased $2.7 million to $60.8 million in fiscal 2001 from $63.4 million in fiscal 2000, reflecting the same conditions noted above.

    Fiscal 2001 quarterly net sales compared to the respective prior fiscal year quarters have shown a consistent negative trend throughout the fiscal year. Percentage declines commencing with the first quarter of the fiscal year were 13.5%, 22.4%, 23.3%, and 46.0%, respectively. Sequentially net sales declined in every quarter of fiscal 2001 except for the June quarter, which registered a modest 0.8% increase. The Company does not anticipate a reversal of the sales decline until later in fiscal 2002.

    GROSS PROFIT.  As a result of the decline in net sales, gross profits decreased $9.1 million, or 18.7% to $39.5 million in fiscal 2001 from $48.6 million for 2000. However, gross profits expressed as a percentage of net sales actually increased by one full percentage point to 10.8% in 2001 from 9.8% in 2000. The increase in gross margin percentage is attributable to some lessening of pricing pressures in the industry on information technology products as well as increased margins from the rising service revenues.

    SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $15.4 million, or 33.9% to $30.0 million in fiscal 2001, from $45.3 million in fiscal 2000. Of the $15.4 million decrease, $6.7 million of selling and marketing expenses was attributable to former subsidiaries that were reported on a consolidated basis during the first nine months of prior fiscal year but which were subsequently deconsolidated. Another $5.4 million of the decrease was wage related, in part due to restructuring, including $1.8 million from lower wage cost and $3.6 million from a decrease in sales commissions paid as a result of the decline in net sales volume. As a percentage of net sales, selling and marketing expenses decreased one full percentage point to 8.2% in 2001 from 9.2% in 2000. Most of the one percent decrease represents former subsidiaries expenses that were included in the financial results for the first nine months of the prior fiscal year before deconsolidation.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased $11.8 million, or 51.7% to $11.0 million in fiscal 2001, from $22.8 million in fiscal 2000. Most of the decrease, $10.7 million, is due to the deconsolidation of former subsidiaries, as noted above. As a percentage of net sales, general and administrative expenses declined from 4.6% to 3.0% in fiscal 2001, all of which was attributable to the deconsolidation.

    NON-RECURRING CHARGES.  Non-recurring charges of $0.8 million consist of $1.9 million for restructuring charges, a $0.2 million charge relating to settlement of a law suit, and income of $1.3 million related to a legal suit in which plaintiff attorney fees and costs previously awarded by the court were reversed. Restructuring charges occurred in the June quarter when the workforce was reduced by 64 and nine rental locations were identified for closure or reduced in size. Sales personnel working in the location of the closures were converted to a virtual sales environment under a carefully monitored program of the Company (see Note 4 to the Consolidated Financial Statements). The Company believes that its restructuring will result in lower selling and marketing costs in future quarters. Non-recurring charges declined $1.9 million, or 68.9% to $0.8 million from the $2.7 million reported in fiscal 2000, when a $1.5 million restructuring charge and $1.2 million charge related for plaintiff attorney fees and costs that were awarded by the court (and subsequently on appeal reversed in 2001) were recognized.

    OPERATING LOSS.  Operating loss decreased $20.0 million, or 89.5%, to a loss of $2.3 million in fiscal 2001 from a $22.3 million operating loss in fiscal 2000. Although total operating expenses decreased $29.1 million in fiscal 2001 to $41.8 million from $70.9 million in fiscal 2000, the decrease was insufficient to compensate for the $9.1 million decline in gross profits. Most of the decrease, $17.4 million, can be accounted for by the deconsolidation of former subsidiaries, as noted above. Operating loss, as a percent of net sales, decreased to 0.6% in fiscal 2001 from 4.5% in fiscal 2000.

    INTEREST EXPENSE.  Interest expense decreased $0.7 million, or 43.5% to $1.0 million in fiscal 2001 from $1.7 million in fiscal 2000. Included in interest expense are portions of the lease payments related to the Ontario configuration center that is treated as a financing lease. Such lease payments amounted to $0.6 million in fiscal 2001 and fiscal 2000. The decrease in interest expense was due mainly to the decline in borrowing under the credit lines, due to declining sales volumes. While interest charged under the Company's lines of credit increased in April of 2000 from .25% under prime to 2% over prime, or 2.25%, the prime rate declined 3% during the fiscal year to compensate in large part for the increase in rates. As a result, the Company's weighted average borrowing rate increased only slightly to 9.1% from 8.5% in the prior year.

    GAIN ON SALE OF ASSETS.  Gain on sale of assets decreased $3.8 million to $0.1 from $3.9 million in the prior fiscal year. The prior year $3.9 million gain was attributed to the sale of marketable securities that were acquired in connection with the private placement of a former subsidiary.

    INCOME (LOSSES) FROM AFFILIATES.  As a result of the deconsolidation of two previously consolidated subsidiaries (see Note 1 to the Consolidated Financial Statements), in the June quarter of 2000 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company's investment in its affiliates were recorded. Such losses were in large part reversed in fiscal 2001 and taken to income as the guarantees and obligations were removed or discharged.

    PROVISION FOR INCOME TAXES.  Because the loss reversal income from affiliates of $8.3 million is not subject to tax, and tax adjustments for other differences between book and tax are inconsequential, the Company anticipates a $2.6 tax net operating loss ("NOL") for the 2001 fiscal year. Since there are no longer any open prior years with taxable income to which the NOL may be carried back, no benefit has been recognized for the current year tax loss. The current provision for income taxes relates to certain minimum state income and franchise taxes.

    NET INCOME (LOSS).  Net income was $5.4 million as compared to a net loss of $19.4 million in the prior fiscal year. The improvement in earnings is due to the $8.4 million loss reversal income from affiliates and the $29.1 million decrease in operating expenses. As a percentage of net sales, net income was 1.5%, as compared with a net loss of 3.9% in fiscal 2000.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

    NET SALES.  Net sales decreased $173.9 million, or 26.0%, to $494.4 million in fiscal 2000 from $668.3 million in fiscal 1999. The decrease in sales was attributable to softness in the marketplace and a loss of customer base during implementation of the SAP business system. Net sales under the IBM contract accounted for 12.8% of total net sales and 21.4% of total accounts receivable for the 2000 fiscal year compared with 18.8% and 18.5%, respectively, for the prior fiscal year. In absolute dollars IBM net sales decreased $62.3 million to $63.4 million in fiscal 2000 from $125.7 million in fiscal 1999, reflecting the same conditions noted above. Services revenues increased $7.2 million, or 31.3%, to $30.2 million in fiscal 2000 from $23.0 million in fiscal 1999 and were 6.6% of total net sales versus 3.6% in the prior year.

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

    SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $7.4 million, or 19.4% to $45.3 million in fiscal 2000, from $37.9 million in fiscal 1999. Of the $7.4 million increase, $2.5 million was from increased marketing efforts of Firstsource during the consolidation period with the remainder primarily attributed to hiring additional sales personnel. As a percentage of net sales, selling and marketing expenses increased 3.5% to 9.2% in 2000 from 5.7% in 1999, 2.4% of which was attributed to the decline in the volume of net sales, 0.9% was from increased Firstsource expenses, with the remainder from the cost of additional sales personnel hired.

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

    OPERATING LOSS.  Operating loss decreased $0.6 million, or 2.8%, to a loss of $22.3 million in fiscal 2000 from a $22.9 million operating loss in fiscal 1999. Although total operating expenses decreased $5.7 million in fiscal 2000 to $70.9 million from $76.6 million in fiscal 1999, the decrease did not compensate for the $5.2 million decline in gross profits. The decline in total operating expenses was from the $5.2 million decrease in non-recurring charges explained above. Operating loss, as a percent of net sales, increased to 4.5% in fiscal 2000 from 3.4% in fiscal 1999, due to declining sales volume.

    INTEREST EXPENSE.  Interest expense decreased $1.5 million, or 45.9% to $1.7 million in fiscal 2000 from $3.2 million in fiscal 1999. Of the $1.5 million decrease, $0.6 million related to interest income that was netted in interest expense. The remaining $0.9 million decrease in interest expense was due to the decline in borrowing under the lines of credit

    GAIN ON SALE OF INVESTMENTS.  In conjunction with a SupplyAccess private placement, marketable securities were acquired that produced a gain of $3.9 million upon sale. The securities were acquired on February 23, 2000 with a cost basis of $6.8 million.

    MINORITY INTEREST.  Minority interest represents losses allocated to the minority shareholders as of December 31, 1999, when Firstsource was still a majority owned subsidiary and was eligible to be consolidated with the Company.

    INCOME (LOSSES) FROM AFFILIATES.  As a result of the deconsolidation of two previously consolidated subsidiaries (see Note 1 to the Consolidated Financial Statements), in the June quarter of 2000 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. The Company does not anticipate recognizing further losses from its affiliates since no additional financial support, that would be considered additional investment, is planned for the future.

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

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2001 operating activities provided cash totaling $31.8 million compared with $9.3 million in the prior fiscal year. A decline of $42.0 million in accounts receivable represented the largest single cash producing reconciling item.

    In fiscal 2001, accounts receivable, before allowances for returns and doubtful accounts declined 52.3% mainly due to the 46.0% decline in fourth quarter net sales from those in the prior fiscal year's quarter as well as to improved collection activity. The Company's accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2001 and 2000, was $36.8 million and $79.0 million, respectively. The number of days' sales outstanding in accounts receivable decreased to 37 days from 58 days, as of September 30, 2001 and 2000, respectively. However, when computing the DSO on fourth quarter fiscal 2001 net sales, the number of days' sales outstanding in accounts receivable decreases to only 51 days, compared to 58 days in the prior year.

    Investing activities used cash totaling $0.9 million for fiscal 2001 compared with using $22.1 million cash in the prior year. The cash used from investing activities in fiscal 2001 was for the acquisition of property and equipment.

    Financing activities used net cash totaling $31.9 million in fiscal 2001, while providing cash of $8.6 million in fiscal 2000. Most of the financing cash used was for the repayments of the lines of credit, which was consistent with the 52.3% decline in accounts receivable upon which the financing is based. In the prior fiscal year financing activities provided cash of $8.6 million. Most of the cash provided came from $22.7 million raised from private placement sales of stock by two former subsidiaries.

    As of September 30, 2001, the Company had approximately $1.6 million in cash and working capital of $20.2 million. The Company has a revolving credit facility with IBM Credit Corporation ("IBMCC") that is collateralized by accounts receivable and all other assets of the Company. As of September 30, 2001, such lines of credit provided for maximum aggregate borrowings of approximately $35.0 million, of which approximately $9.4 million was outstanding.

    Interest on outstanding borrowings under the IBMCC line of credit was increased to prime plus 2% effective April 15, 2001 from prime less .25% that was in effect prior to that. Borrowings are collateralized by substantially all of the Company's assets. In addition, the line of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2001 the Company was in compliance with all of the loan covenants.

    The IBMCC financing agreement expired on September 30, 2001, but was extended to January 31, 2002. On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill Capital Corporation ("Foothill"). As part of a separate one year agreement entered into on the same date, IBMCC continues to provide the Company with a 30 day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility will be directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement will provide for an interest rate of one-half of one percent over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The minimum variable interest rate is floored at 6% per annum and at the option of the Company could be based on prime or LIBOR rate. The maximum range for the interest which is based on certain earnings targets is prime plus 1.50% or LIBOR plus 3.75%.

    The Company brought in a new management team that in June of 2000, committed to two restructuring plans (see Note 4 to the Consolidated Financial Statements) that reduced the workforce and replaced brick and mortar offices with virtual offices. While the Company has greatly reduced its former operating losses by the restructuring actions taken, the Company has not yet been able to return to operating profitability and can not assure that it will be successful in doing so in the future. However, management believes that the amount available from borrowings under the new line of credit facility with Foothill and IBMCC will provide sufficient working capital to support the company's operations for the year ending September 30, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. SFAS No. 133 was effective for fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have an impact on results of operations or financial position.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The impact from the adoption of SAB 101 on the Company's consolidated financial statements was not material to the Company's operating results or financial position.

    In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB No. 101. The adoption of EITF No. 00-10 did not have a material impact on the Company's results of operations or its financial position.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations——Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 effective October 1, 2002. The Company does not anticipate any impact resulting from the adoption of SFAS No. 144.

ITEM 7A.  QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit. The Company's line of credit with IBMCC bore interest at the prime rate less 0.25% and was increased to prime plus 2% effective April 15, 2001. Assuming an increase of one-half a percentage point in the lenders' prime rate on October 1, 2001 and the same average borrowings under the lines of credit as during fiscal 2001, interest expense would increase by approximately $15,000 for fiscal year 2002 as compared to fiscal year 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 2002 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" and "CERTAIN TRANSACTIONS" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2002.

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

En Pointe Technologies, Inc.

INDEX TO FINANCIAL STATEMENTS

F–1

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
En Pointe Technologies, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 29, 2001, except for Notes 1 and 3
as to which the date is December 28, 2001

F–2

En Pointe Technologies, Inc.

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,
	2001	2000
ASSETS:
Current assets:
Cash	$1,584	$2,616
Restricted cash	76	73
Accounts receivable, net of allowance for returns and doubtful accounts of $2,602 and $3,317, respectively	36,845	79,022
Inventories, net of allowances of $1,069 and $647, respectively	6,396	9,296
Recoverable taxes	1,842	1,420
Prepaid expenses and other current assets	1,216	1,503

Total current assets	47,959	93,930
Property and equipment, net of accumulated depreciation and amortization	7,843	7,487
Other assets	213	271

Total assets	$56,015	$101,688

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Borrowings under lines of credit	$9,440	$41,198
Accounts payable	8,252	15,631
Accrued legal	2,195	3,164
Accrued employee compensation and benefits	3149	3631
Other accrued liabilities	2,748	3,403
Deferred revenues	1,585	2,639
Other current liabilities	361	1,959
Current portion of notes payable	—	53

Total current liabilities	27,730	71,678
Long term liability	5,431	5,463
Losses in excess of investment in unconsolidated affilitates	817	8,040

Total liabilities	33,978	85,181
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.001 par value: Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value: Shares authorized—40,000,000—2001; 6,656,708 shares issued and 6,554,708 outstanding; 2000; 6,529,354 shares issued and 6,483,737outstanding	7	7
Additional paid-in capital	41,182	40,905
Unearned compensation	(16)	—
Treasury stock, at cost; 102,000 shares and 45,617 shares in 2001 and 2000, respectively	(214)	(518)
Accumulated deficit	(18,922)	(23,887)

Total stockholders' equity	22,037	16,507

Total liabilities and stockholders' equity	$56,015	$101,688

See Notes to Consolidated Financial Statements.

F–3

En Pointe Technologies, Inc.

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2001	2000	1999
Net sales	$365,280	$494,421	$668,270
Cost of sales	325,792	445,865	614,564

Gross profit	39,488	48,556	53,706
Selling and marketing expenses	29,957	45,308	37,942
General and administrative expenses	11,026	22,830	30,775
Non-recurring charges	846	2,717	7,917

Operating loss	(2,341)	(22,299)	(22,928)
Interest expense, net	970	1,718	3,172
Other income, net	(269)	(349)	(117)
Gain on sale of assets	(95)	(3,938)	(4,428)
Minority interest	—	(512)	(3,747)

Loss before income taxes and loss reversal income (losses) from affiliates	(2,947)	(19,218)	(17,808)
Provision (benefit) for income taxes	86	(535)	(1,214)
Loss reversal income (losses) from affiliates	8,392	(702)	—

Net income (loss)	$5,359	$(19,385)	$(16,594)

Net income (loss) per share:
Basic	$0.81	$(3.02)	$(2.79)

Diluted	$0.80	$(3.02)	$(2.79)

Weighted average shares and share equivalents outstanding:
Basic	6,597	6,419	5,942

Diluted	6,685	6,419	5,942

F–4

En Pointe Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Common Stock					(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital	Treasury Stock	Unearned Comp.
	Shares	Amount					Total
Balance at September 30, 1998	5,900	$6	$18,757	$(6)	$—	$12,262	$31,019
Issuance of common stock under stock option and stock purchase plans	163	—	873	—	—	—	873
Issuance of common stock on exercise of warrants	13	—	—	—	—	—	—
Warrants issued for services performed	—	—	300	—	—	—	300
Deferred compensation related to issuance of stock options	—	—	11,875	—	(11,875)	—	—
Amortization of deferred compensation	—	—	—	—	10,389	—	10,389
Income tax benefits related to stock options	—	—	284	—	—	—	284
Treasury stock issued to stock purchase plan	—	—	(6)	6	—	—	—
Effect of equity transactions of subsidiary	—	—	4,813	—	—	—	4,813
Net loss	—	—	—	—	—	(16,594)	(16,594)

Balance at September 30, 1999	6,076	6	36,896	—	(1,486)	(4,332)	31,084
Issuance of common stock under stock option and stock purchase plans	404	1	3,375	—	—	—	3,376
Issuance of common stock on exercise of warrants	49	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1,000)	—	—	(1,000)
Treasury stock issued under stock plans	—	—	(312)	482	—	(170)	—
Income tax benefits related to stock options	—	—	883	—	—	—	883
Effect of deconsolidation	—	—	63	—	1,486	0	1,549
Net loss	—	—	—	—	—	(19,385)	(19,385)

Balance at September 30, 2000	6,529	7	40,905	(518)	—	(23,887)	16,507
Issuance of common stock under stock option and stock purchase plans	127	—	225	—	—	—	225
Deferred compensation	—	—	52	—	(52)	—	—
Amortization of deferred compensation	—	—	—	—	36	—	36
Treasury stock purchased	—	—	—	(253)	—	—	(253)
Treasury stock issued under stock plans	—	—	—	557	—	(394)	163
Net income	—	—	—	—	—	5,359	5,359

Balance at September 30, 2001	6,656	$7	$41,182	$(214)	$(16)	$(18,922)	$22,037

See Notes to Consolidated Financial Statements.

F–5

En Pointe Technologies, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2001	2000	1999
Net income (loss )	$5,359	$(19,385)	$(16,594)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,414	2,278	2,447
Gain on disposal of assets	(95)	(3,938)	(4,428)
Loss on disposal of assets related to restructuring	220	605	—
Impairment loss—Ontario facility	—	—	6,192
Allowance for doubtful accounts	504	2,212	944
(Reversal) allowance for returns and other allowances	(316)	25	78
Allowance for inventory obsolescense	450	249	323
Deferred taxes	—	(119)	(22)
Amortization of deferred compensation	36	—	10,389
Warrants issued for services performed	—	—	300
Minority interest in loss of subsidiary	—	(512)	(3,747)
Loss reversal income from affiliates	(8,341)	—	—
Changes in operating assets and liabilities:
Restricted cash	(3)	(3)	1,879
Marketable securities	—	63	—
Accounts receivable	41,989	14,620	(773)
Inventories	2,450	(1,101)	(1,902)
Refundable taxes	(422)	249	(1,386)
Prepaid expenses and other current assets	287	(1,249)	(557)
Other assets	58	153	(216)
Accounts payable	(7,379)	(956)	6,535
Accrued expenses	(1,792)	1,455	5,945
Other current liabilities and deferred revenues	(2,652)	4,048	6,849
Losses in excess of investments in unconsolidated affiliates	—	10,601	—

Net cash provided by operating activities	31,767	9,295	12,256
Proceeds from sale of property	28	—	5,500
Proceeds from sale of investment	—	10,700	4,990
Proceeds from notes receivable from affiliates	368	2,205	—
Purchase of property and equipment	(1,261)	(2,877)	(4,936)
Net equity in deconsolidated subsidiaries	—	(9,569)	—
Reduction in cash due to deconsolidation	—	(22,603)	—

Net cash (used) provided by investing activities	(865)	(22,144)	5,554
Net repayments under lines of credit	(31,758)	(16,581)	(17,307)
Net proceeds from sale of shares in subsidiary	—	22,656	9,072
Payment on notes payable	(86)	(306)	(6,975)
Net proceeds from sale of common stock under employee plans	163	3,376	873
Treasury stock	(253)	(518)	—

Net cash (used) provided by financing activities	(31,934)	8,627	(14,337)

(Decrease) increase in cash	(1,032)	(4,222)	3,473
Cash at beginning of year	2,616	6,838	3,365

Cash at end of year	$1,584	$2,616	$6,838

See Notes to Consolidated Financial Statements.

F–6

En Pointe Technologies, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2001	2000	1999
Supplemental disclosures of cash flow information:
Interest paid	$1,073	$2,308	$3,172

Income taxes paid (refunded)	$6	$(1,519)	$28

Supplemental schedule of non-cash financing and investing activities:
Cancellation of note receivable from affiliate in exchange for assets	$750

Tax benefit related to stock options		$883	$284

Unrealized gain on equity holdings by former subsidiary		$577

Securities received in exchange for stock by former subsidiary		$9,000

Warrants issued for services performed			$300

Credit to reflect capitalization of Ontario lease			$5,442

See Notes to Consolidated Financial Statements.

F–7

En Pointe Technologies, Inc.

Notes to Consolidated Financial Statements

1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    The Company is a reseller of information technology products and value-added services to large and medium sized companies and government entities with sales and service personnel in 22 markets located throughout the United States. The Company is headquartered in El Segundo, California and was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.

LIQUIDITY AND MANAGEMENT PLANS

    As reflected in the accompanying financial statements, the Company has experienced declining sales in the last two fiscal years and has incurred losses from operations during the fiscal years ended September 30, 2001, 2000, and 1999.

    To counter the sales decline, the Company conducted two restructurings of its sales and administrative force in fiscal years 2001 and 2000. Leased sales offices were converted into virtual offices in which employees work from home based offices. Home offices were equipped with DSL lines and the latest in information technology equipment. Corporate headquarters committed their full technical and administrative support in assisting field personnel to improving customer support. The Company focused its efforts on increasing the sale of services, which yield a higher gross margin than product sales.

    Losses of $10.0 million and $13.7 million incurred in fiscal 2000 and 1999, respectively, were attributable to losses from former subsidiaries. As a result of the Company's voting interest in its former subsidiaries falling under 50%, the Company's former subsidiaries were deconsolidated. The Company began to account for its investments in these former subsidiaries under the equity method of accounting (see Note 1 "Investment in Affiliates"). At September 30, 2001 the Company has no future obligations to provide financial support to these affiliates.

    To meet its future financing needs, on December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill Capital Corporation ("Foothill") and IBMCC. As part of the agreement, IBMCC continues to provide the Company with a 30-day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility will be directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the $20 million flooring line. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement will provide for an interest rate of one-half of one percent over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The minimum variable interest rate is at 6% per annum and at the option of the Company could be based on prime or LIBOR rate. The maximum range for the interest which is based on certain earnings targets is prime plus 1.50% or LIBOR plus 3.75%.

    In spite of the efforts made by the Company's management team to improve operations, there can be no assurance that management's plans will be successful in improving profitability. However, management believes that the amount available under the new line of credit facility with both Foothill and IBMCC will provide sufficient working capital for the year ending September 30, 2002.

F–8

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

DECONSOLIDATION

    During the fiscal year 2000, Firstsource, a previously wholly owned subsidiary, completed a series of private placements that aggregated 8,630,197 shares of convertible preferred stock (ranging in prices from $3.50 per share to $4.19 per share). With the increase in shares outstanding, as of May 16, 2000, the Company's 6,645,000 shares of common stock in Firstsource represented a 43.5% voting interest. Effective May 16, 2000, because the Company did not otherwise have control of Firstsource, the Company began to account for its investment in Firstsource under the equity method of accounting.

    In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc. ("SupplyAccess"), to address the larger corporate customers' needs to find product on the internet at the most favorable prices. SupplyAccess was designed as an internet portal charging transaction fees to the seller. The Company transferred its Information Technology (IT) department and related computer equipment and software to SupplyAccess in exchange for a $5.5 million note receivable. There was no gain or loss recognized on this transaction. Concurrently it was agreed that for a flat quarterly fee of $500,000 SupplyAccess would provide the Company with IT services and would allow Company customers access to its fulfillment engine. During the years ended September 30, 2001 and 2000, the Company paid SupplyAccess $1,977,341 and $2,000,000, respectively, for such IT services.

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

    During the periods prior to the reduction in the Company's voting interest to below 50%, the Company consolidated the operating results and assets and liabilities of Firstsource and SupplyAccess. At the dates of deconsolidation, the Company did not recognize the gain of approximately $10.0 million resulting from the accumulated losses recognized in excess of the Company's ownership interest in the former subsidiaries. The gain was deferred due primarily to the Company's continued guarantee of certain debt obligations and other commitments, which are considered to be an increase in the Company's investment basis ("adjusted basis") under the equity method of accounting

INVESTMENT IN UNCONSOLIDATED AFFILIATES

    The Company had recognized accumulated losses in excess of the Company's ownership interest in the former subsidiaries during the periods in which the former subsidiaries were consolidated. As of September 30, 2001 and 2000, the Company's adjusted basis under the equity method of accounting had been reduced to zero. In accordance with the equity method of accounting, the Company has suspended recognition of equity method losses after its adjusted basis was reduced to zero. Any future losses generated are monitored but not reported. Equity method income is recognized in future periods

F–9

only after the Company's share of equity method income equals previously unreported equity method losses accumulated during periods in which recognition of equity method losses were suspended. During the years ended September 30, 2001 and 2000, En Pointe recognized income from affiliates of $8,392,000 and losses from affiliates of $702,000, respectively.

    The following summarizes the most recent combined financial information available of the unconsolidated affiliates (in thousands):

	September 30, 2001 and for the Year then Ended SupplyAccess	September 30, 2000 and for the Year then Ended Firstsource and SupplyAccess
	(Unaudited)	(Unaudited)
Current assets	$3,806	$38,591
Non-current assets	$6,912	$11,257
Current liabilities	$3,927	$17,376
Non-current liabilities	$1,123	$3,776
Shareholders' equity	$5,668	$28,696
Net revenue	$3,549	$67,603
Net loss	$(17,976)	$(28,391)

    Effective April 10, 2001, all of the assets of Firstsource were assigned to Sherwood Partners, Inc., as an assignee for the benefit of creditors of Firstsource and operations ceased. Therefore, only operations for SupplyAccess have been reported for fiscal 2001.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less estimated volume purchase incentives and other purchase rebates received by the Company from its vendors.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

F–10

RESTRICTED CASH

    Restricted cash at September 30, 2001 and 2000 represents deposits maintained for certain government tax agencies.

INVENTORIES

    Inventories consist principally of merchandise being configured for customer orders and merchandise paid for by the Company but not yet shipped by its vendors to the Company's customers, and are stated at the lower of cost (specific identification method) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the remaining lease term or their estimated useful lives. Upon sale, any gain or loss is included in the statement of operations. Maintenance and minor replacements are charged to operations as incurred.

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

ADVERTISING

    The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2001, 2000, and 1999 advertising expense was approximately $299,000, $3,343,000, $1,955,000, respectively.

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

F–11

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

    For the years ended September 30, 2001, 2000 and 1999, one of the Company's customers accounted for approximately 17%, 13% and 19% of net sales, respectively. At September 30, 2001 and 2000 that customer accounted for 15% and 21% of accounts receivable, respectively. No other single customer accounted for 10% or more of net sales.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations.

    For the year ended September 30, 2001 and 2000, purchases from three vendors accounted for 63% and 48% of total purchases, respectively.

TREASURY STOCK

    The Company uses the specific identification method for accounting for treasury stock. During the fiscal year, the Company purchased 120,000 shares for approximately $253,000, and subsequently, issued approximately 64,000 shares for employee stock benefit plans for approximately $163,000. At September 30, 2001, there remained approximately 102,000 treasury shares with a cost of approximately $214,000.

STOCK BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value of the Company's stock for accounting purposes and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

VENDOR PROGRAMS

    The Company receives volume incentives and purchase rebates from certain manufacturers related to sales of certain products, which are recorded as a reduction of cost of goods sold when earned. The Company also receives manufacturer reimbursement for certain training, promotional and marketing activities that offset the expenses incurred by the Company.

EARNINGS PER SHARE

    Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common

F–12

share equivalents, consisting of stock options and warrants, are not included in the calculation to the extent they are antidilutive.

COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income." establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 2001, 2000 and 1999.

SEGMENT REPORTING

    The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 emphasizes a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. See Note 14, "Segment Information".

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement requires the recognition of all derivatives as either assets, or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. SFAS No. 133 was effective for fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 did not have an impact on results of operations or financial position.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), providing the SEC's view with respect to the application of generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The impact from the adoption of SAB 101 on the Company's consolidated financial statements was not material to the Company's operating results or financial position.

    In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. In addition, EITF No. 00-10 requires that shipping and handling fees and costs in financial statements for prior periods presented for comparative purposes be reclassified. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB No. 101. The adoption of EITF No. 00-10 did not have a material impact on the Company's results of operations or its financial position.

F–13

    In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 effective October 1, 2002. The Company does not anticipate any impact resulting from the adoption of SFAS No. 144.

2   PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	September 30,
	2001	2000
Computer equipment and software	$8,072	$6,112
Office equipment and other	1,306	1,195
Leasehold improvements	474	436
Capitalized lease (see Note 6)	5,073	5,442

	14,925	13,185
Less: Accumulated depreciation and amortization	(7,082)	(5,698)

	$7,843	$7,487

    Depreciation expense was $1,414,000, $2,278,000 and $2,296,000 for the years ended September 30, 2001, 2000, and 1999 respectively.

3   LINES OF CREDIT

    At September 30, 2001 and 2000, the Company had outstanding borrowings of $9,440,000 and $41,198,000, respectively, under lines of credit with various financial institutions.

    At September 30, 2001 and 2000, the line of credit agreements provides financing for cash advances and flooring of up to $35 million and $83 million, respectively. Under the flooring agreement, there is an interest free period of approximately 30 days, depending on the product sold. Thereafter, and for all cash advances made, the annual interest rates for borrowings are prime plus 2% (beginning April 1, 2001) and prime less .25% prior.

    Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line

F–14

of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial ratios. At September 30, 2001 the Company was in compliance with the various debt covenants contained in financing agreement.

    The Company's $35 million dollar line of credit is with IBM Credit Corporation ("IBMCC") and expired on September 30, 2001. IBMCC has extended the line until January 30, 2002. On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill. As part of a separate one year agreement entered into on the same date, IBMCC continues to provide the Company with a 30-day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility will be directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement will provide for an interest rate of one-half of one percent over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The minimum variable interest rate is at 6% per annum and at the option of the Company could be based on prime or LIBOR rate. The maximum range for the interest which is based on certain earnings targets is prime plus 1.50% or LIBOR plus 3.75%.

    The prime rate of interest was 6.50%, and 9.50% at September 30, 2001 and 2000, respectively, and the weighted average interest rates for the years ended September 30, 2001, 2000 and 1999 were 9.11%, 8.49%, and 7.63%, respectively. Interest expense for the years ended September 30, 2001, 2000 and 1999 was $1,002,000, $2,308,000, and $3,172,000 respectively.

4   NON-RECURRING CHARGES

    Non-recurring charges of $846,000 for the fiscal year ended September 30, 2001 include restructuring charges of $1,876,000, a legal settlement of $225,000, less reversal of plaintiff legal fees that were recorded in the prior year as a result of an adverse judgment of $1,255,000 (See Note 13). Non-recurring charges for the fiscal year ended September 30, 2000 include a provision for litigation of $1,173,000 related to an adverse judgment received on a legal matter (see Note 13), and restructuring charges of $1,544,000.

    In June 2001, the Company underwent its second restructuring, part of its plan to convert from fixed sales offices to virtual sales offices. In executing the restructure, the workforce was reduced by sixty-four employees and nine rental locations were either identified for closure and will be converted to virtual sales locations or will be reduced in size.

    In June 2000, the Company underwent its initial restructuring charge as a result of reorganizing certain aspects of its business. Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company's core business. In executing the restructure, the workforce was reduced by one hundred and five employees and independent contractors at various levels. Five offices were also closed and converted to virtual sales locations.

F–15

    The following table summarizes the restructuring charges and the remaining reserves associated with the two restructurings:

	Beginning Accrual October 1, 2000	Expensed Through September 30, 2001	Cash Payments	Remaining Accrual September 30, 2001
	(In Thousands)
Separation costs for terminated employees	$19	$175	$194	$—
Facilities closing and downsizing	165	1,701	603	1,263

	$184	$1,876	$797	$1,263

	Beginning Accrual October 1, 1999	Expensed Through September 30, 2000	Cash Payments	Remaining Accrual September 30, 2000
	(In Thousands)
Separation costs for terminated employees	$—	$928	$909	$19
Facilities closing and downsizing	—	616	451	165

	$—	$1,544	$1,360	$184

    The results of operations for the year ended September 30, 1999 included non-recurring charges of $7,917,000. The charges consist of a provision for litigation of $1,725,000 related to an adverse judgment received on a legal matter (see Note 13), and an impairment loss of $6,192,000 related to the Company's Ontario facility (See Note 6)

5   GAIN ON SALE OF ASSETS

    In fiscal 2000, in conjunction with a former subsidiary's private placement, marketable securities were acquired that produced a gain of $3,938,000 upon sale. The securities were acquired on February 23, 2000 with a cost basis of $6,800,000.

    For fiscal 1999, the gain on sale of assets resulted from the sale of shares held by the Company in Shopping.com. Net proceeds received were $4,990,000 on an adjusted carrying value of the shares of $562,000.

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

F–16

    The aggregate non-cancellable and annual future minimum lease payments for the term up to which the Company may terminate the lease for the Ontario facility are as follows (in thousands):

2002	$583
2003	601
2004	618
2005	635
2006	656
2007 and thereafter	566

$3,659

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

    For the year ended September 30, 2001, 2000 and 1999, Ontario facility rent expense, which is characterized as financing lease under SFAS No. 98, was approximately $568,000, $551,000 and $148,000, respectively.

7   EMPLOYEE BENEFIT PLAN

    The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

8   INCOME TAXES

    The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2001	2000	1999
Current:
Federal	$—	$(368)	$(1,240)
State	86	(48)	48

	86	(416)	(1,192)

Deferred:
Federal	—	(119)	(53)
State	—	—	31

	—	(119)	(22)

	$86	$(535)	$(1,214)

F–17

    The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Year Ended September 30,
	2000	2000	1999
Federal statutory rate	34%	(34)%	(34)%
State taxes, net of federal benefits	2	—	1
Expenses not currently deductible	—	22	19
Losses providing no tax benefits	—	23	14
Minority interest	—	1	(7)
Net operating loss carryback	—	7	—
Affilate income not subject to tax	(52)	—	—
Valuation allowances	18	(22)	—

	2%	(3)%	(7)%

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of $5.9 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands).

	September 30,
	2001	2000	1999
Deferred tax assets:
Accounts receivable and allowance for returns	$1,590	$1,406	$1,187
Expenses not currently deductible	1,338	870	468
Depreciation	350	69	—
Net operating loss	2,565	2,732	—
Affiliate losses not currently deductible	310	267	—
State income taxes	—	—	—

	6,153	5,344	1,655
Deferred tax liabilities:
Discount on receivables	(303)	(681)	(957)
Depreciation	—	—	(817)

	(303)	(681)	(1,774)
Net deferred tax asset (liability)	5,850	4,663	$(119)
Valuation allowance	(5,850)	(4,663)	—
	—	—

Deferred tax liability	$—	$—	$(119)

F–18

    The Company has the following Federal net operating loss ("NOL") available:

Year NOL Incurred	NOL Amount	Expiration Date
2000	$4,713	2020
2001	2,615	2021

	$7,328

    Since the fiscal 2000 NOL is attributable to the exercise of stock options by employees, any realization of income tax benefits from the $4,713 NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

9   COMMITMENTS AND CONTINGENCIES

    The Company leases office facilities and various types of office equipment. These leases extend over a period of up to five years, many of which contain renewal options and/or escalation clauses. These are accounted for as operating leases.

    Estimated future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2001 were approximately as follows (in thousands):

2002	$2,459
2003	1,882
2004	1,342
2005	1,144
2006	846
2007 and thereafter	—

$7,673

    Rent expense for the years ended September 30, 2001, 2000, and 1999 under all operating leases was approximately $1,794,000, $2,273,000 and $2,296,000 respectively.

F–19

10  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2001	2000	1999
Net income (loss)	$5,359	$(19,385)	$(16,594)

Denominator:
Weighted-average shares outstanding	6,597	6,419	5,942
Effect of dilutive securities:
Dilutive potential of options and warrants	88	—	—

Weighted-average shares and share equivalents outstanding	6,685	6,419	5,942

Basic income (loss) per share	$0.81	$(3.02)	$(2.79)

Diluted income (loss) per share	$0.80	$(3.02)	$(2.79)

    The dilutive potential of stock options and warrants, which include 324,004 shares and 69,090 shares respectively for the years ended September 30, 2000 and 1999, has been excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

11  STOCK OPTIONS AND WARRANTS

    In March 1996, the Company instituted a qualified (Incentive Stock Option Plan) and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. As of September 30, 2001 and 2000, the shares available for grant under the plan were 512,985 and 88,604, respectively.

F–20

    The following is a summary of stock option activity:

	Non Qualified	Incentive	Total Exercise Value (In Thousands)	Price Range Per Share
Outstanding at September 30, 1998	153,668	940,587	$10,720	$6.40-$14.38
Granted	10,000	334,000	2,062	$4.62-$6.31
Exercised	(87,167)	(41,775)	(916)	$6.40-$9.50
Cancelled	—	(413,505)	(5,125)	$6.31-$14.38

Outstanding at September 30, 1999	76,501	819,307	6,741	$4.62-$10.45
Granted	10,000	100,250	1,589	$12.50-$36.40
Exercised	(69,834)	(298,909)	(2,872)	$4.63-$10.25
Cancelled	—	(57,136)	(434)	$6.31-$12.25

Outstanding at September 30, 2000	16,667	563,512	5,024	$4.62-$36.40
Granted	880,000	377,250	2,430	$1.25-$7.37
Exercised	(9,000)	(161)	(15)	$1.56-$6.50
Cancelled	—	(181,541)	(1,350)	$1.94-$12.25

Outstanding at September 30, 2001	887,667	759,060	$6,089	$1.25-$36.40

	Weighted Options Exercisable	Average Exercise Price	Remaining Contractual Life
September 30, 1999	294,332	$7.60	6.75
September 30, 2000	301,588	$8.24	6.80
September 30, 2001	523,099	$5.64	7.98

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended September 30,
	2001	2000	1999
Net income (loss) as reported	$5,359	$(19,385)	$(16,594)
Net income (loss) pro forma	$4,257	$(20,716)	$(18,089)
Basic earnings (loss) per share as reported	$0.81	$(3.02)	$(2.79)
Diluted earnings (loss) per share as reported	$0.80	$(3.02)	$(2.79)
Basic income (loss) per share pro forma	$0.65	$(3.23)	$(3.04)
Diluted income (loss) per share pro forma	$0.64	$(3.23)	$(3.04)

F–21

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
Year ended September 30, 1999	0%	75%	5.12%	5.0
Year ended September 30, 2000	0%	99%	6.28%	5.0
Year ended September 30, 2001	0%	99%	3.70%	5.0

    In May 1999 Firstsource, a former subsidiary, adopted a stock option plan. During the year ended September 30, 1999, Firstsource issued options to purchase 4,196,500 shares of its common stock at exercise prices of $0.13 to $7.00 per share. Of those options granted, options to purchase 3,233,061 shares of common stock were exercisable at September 30, 1999.

    In connection with the stock options granted by Firstsource, the Company recorded unearned deferred compensation of $11,801,000. In September 1999 Firstsource modified the vesting schedule of stock options outstanding to accelerate vesting. During the fiscal year ended September 30, 1999 $10,315,000 was expensed, of which approximately $9,600,000 was due to the accelerated vesting.

12  EMPLOYEE STOCK PLAN

    The Company has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 172,145 shares of the Company's common stock at September 30, 2001. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period.

13  LITIGATION

    In March of 1999, a jury verdict in the Los Angeles County (California) Superior Court relating to litigation brought by Novaquest Infosystems resulted in the Company owing a total of $1,425,000. Under the court decree, $375,000 was awarded for intentional interference with plaintiffs' prospective economic advantage tort claim, $50,000 was awarded for breach of contract, and $1 million was awarded for punitive damages. The Company has appealed the court decision.

    In addition, in April 2000 the court awarded the plaintiffs attorneys' fees and costs under the breach of contract claim of approximately $1,218,000. The Company objected to the amount of the cost reimbursement allowed for attorneys' fees and appealed the court's ruling. After the appellate court remanded En Pointe's appeal to the trial court for a redetermination of the prevailing party, the lower court subsequently ruled that no party prevailed in this matter. As a result of this ruling, En Pointe was not required to pay Novaquest's legal fees and costs and consequently all such accrued costs of $1.3 million were reversed and are included as a component of non-recurring charges.

    On June 8, 2001, En Pointe filed a demand for arbitration against SupplyAccess, Inc. ("SupplyAccess") with the American Arbitration Association alleging that SupplyAccess had to render certain services under an agreement between the parties. This was necessitated by SupplyAccess's threats to discontinue such contractually obligated services unless En Pointe increased its monthly

F–22

payments to SupplyAccess. In counterclaims brought on June 28, 2001, SupplyAccess has alleged that En Pointe violated certain provisions of both agreements, seeking more than $2,000,000 in damages. En Pointe has subsequently filed several new claims against SupplyAccess.

    Effective September 21, 2001, En Pointe and SupplyAccess reached a settlement in this matter. Under the terms of the settlement, SupplyAccess sold to En Pointe all enhancements, upgrades, modifications, customizations, and derivative works related to the SAP software used to run En Pointe's business, granted to En Pointe a limited exclusive license to the AccessPointe Web Site (the vehicle through which En Pointe customers access the information provided by En Pointe) and agreed to provide various transition and support services to En Pointe in order to educate En Pointe as to the information required to transition the services performed by SupplyAccess. In exchange, En Pointe agreed to pay SupplyAccess $1,125,000 (which included En Pointe canceling a $750,000 note obligation owed by SupplyAccess) as consideration for the assignment and transfer of the En Pointe SAP Application software all rights title and interest in several pieces of equipment, web servers, and other hardware assets, a $1.00 license fee, and monthly payments of $15,000.

    On November 28, 2001, an action was brought against the Company by Ameriserve Food Distribution, Inc. et al., Debtor and AFD Fund, on behalf of the substantively, consolidated post-confirmation estate of Debtors Ameriserve Food Distribution, Inc., et al., Plaintiff in the United States Bankruptcy Court District of Delaware, Case No. 00-358 (PJW). The plaintiff alleges that En Pointe received $574,069 in preferential transfer payments from Ameriserve Food Distribution, Inc. that the estate of the debtors is entitled to recover. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, En Pointe Technologies Inc. and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that En Pointe and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.

    In January of 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder's derivative complaint alleging that such persons improperly benefited form the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et a., Superior Court of California, County of Los Angeles Case No. YC 039456). The defendants intend to vigorously defend the allegations and believe the case is without merit.

    In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). The En Pointe defendants have filed a Motion to Dismiss, which is set to be heard on February 19, 2002. The En Pointe defendants intend to vigorously defend the allegations.

    In December, 2000 the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made

F–23

misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties have stipulated to a stay of the case pending the class action. The En Pointe defendants intend to vigorously defend the allegations.

    On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The plaintiff, a former employee, alleges breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. The claim asks for $710,000 in damages, $500,000 in punitive damages, and penalties under the labor code of $150,000. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is in its preliminary stage.

    In March of 2000, an action was brought against the Company in the Orange County Superior Court contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed on behalf of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. Legal counsel is currently unable to predict the outcome of this litigation. During the past fiscal year, the case has remained dormant.

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

F–24

    The accounting policies of the segments are the same as those described in Note 1 "Organization and Summary of Significant Accounting Policies" included in this report on Form 10-K for the year ended September 30, 2001. The Company evaluates the performances (Segment Profit) of its segments and allocates resources to them based on earnings after income taxes. During the quarter ended June 30, 2000, the Company began to account for its investments in Firstsource and SupplyAccess under the equity method of accounting (see Note 1).

    The tables below present information about reported segments for the years ended September 30, 2000 and 1999. For the year ended September 30, 2001 the Company only operated in one segment.

Year Ended September 30, 2000 (in thousands):	En Pointe Technologies, Inc.	Firstsource	SupplyAccess	Total
Net sales	$460,237	$34,184	$—	$494,421
Gross profit	$45,473	$3,083	$—	$48,556
Other income	$439	$(106)	$16	$349
Interest expense	$1,727	$(49)	$40	$1,718
Depreciation and amortization	$1,592	$214	$472	$2,278
Other noncash items	$2,040	$865	$—	$2,905
Gain on sale of investment	$—	$—	$3,938	$3,938
Nonrecurring charges	$2,717	$—	$—	$2,717
Income tax benefit	$540	$(5)	$—	$535
Segment (loss) profit	$(9,409)	$(10,368)	$392	$(19,385)
Segment assets	$101,688	$—	$—	$101,688
Additions to long-lived assets	$1,043	$—	$—	$1,043
Year Ended September 30, 1999 (in thousands):	En Pointe Technologies, Inc.	Firstsource	SupplyAccess	Total
Net sales	$638,270	$30,000	$—	$668,270
Gross profit	$51,633	$2,073	$—	$53,706
Other income	$46	$71	$—	$117
Interest expense	$2,914	$258	$—	$3,172
Depreciation and amortization	$2,142	$305	$—	$2,447
Other noncash items	$3,789	$10,668	$—	$14,457
Gain on sale of investment	$4,428	$—	$—	$4,428
Nonrecurring charges	$7,917	$—	$—	$7,917
Income tax benefit	$1,214	$—	$—	$1,214
Segment (loss) profit	$(2,930)	$(13,664)	$—	$(16,594)
Segment assets	$122,777	$10,832	$—	$133,609
Additions to long-lived assets	$4,640	$801	$—	$5,441

    The Company operates in only one geographic segment.

F–25

15  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected financial information for the quarterly periods in the fiscal years ended September 30, 2001 and 2000 is presented below (in thousands, except per share amounts):

	Fiscal 2001 Quarter Ended
	September	June	March	December
Net sales	$66,625	$90,766	$90,083	$117,806
Gross profit	7,601	10,186	11,170	10,531
Net income	151	3,250	837	1,121
Diluted net income per share	0.02	0.49	0.13	0.17
	Fiscal 2000 Quarter Ended
	September	June		March		December
Net sales	$123,680	$118,372		$116,136		$136,233
Gross profit	12,962	10,948		11,539		13,107
Net income (loss)	2,434	(10,468	)(a)	(5,507	)(b)	(5,844	)(c)
Diluted net income (loss) per share	0.37	(1.60	)(a)	(0.87	)(b)	(0.96	)(c)
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

F–26

VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning of Period	Charges (Reversals) to Cost and Expenses	Deductions	Balance At End of Period
Year Ended September 30, 2001 (in thousands):
Allowance for doubtful accounts	$2,395	$437	$(551)	$2,281
Allowance for returns	$484	$(316)	$135	$303
Allowance for price discrepancy	$438	$66	$(486)	$18
Allowance for inventory valuation	$647	$450	$—	$1,097

	$3,964	$637	$(902)	$3,699

Year Ended September 30, 2000 (in thousands):
Allowance for doubtful accounts	$1,642	$2,377	$(1,624)	$2,395
Allowance for returns	$567	$—	$(83)	$484
Allowance for price discrepancy	$82	$357	$(1)	$438
Allowance for inventory valuation	$423	$224	$—	$647

	$2,714	$2,958	$(1,708)	$3,964

Year Ended September 30, 1999 (in thousands):
Allowance for doubtful accounts	$1,191	$944	$(493)	$1,642
Allowance for returns	$489	$78	$—	$567
Allowance for price discrepancy	$295	$—	$(213)	$82
Allowance for inventory valuation	$100	$323	$—	$423

	$2,075	$1,345	$(706)	$2,714

F–27

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.
BY:	/s/ BOB DIN Attiazaz "Bob" Din, Chairman Of The Board And Chief Executive Officer (Principal Executive Officer)

    Dated: December 28, 2001

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

Signature	Title	Date

/s/ ATTIAZAZ `BOB' DIN Attiazaz `Bob' Din	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2001
/s/ MICHAEL R. SHABAZIAN Michael R. Shabazian	Director President and Chief Operating Officer	December 28, 2001
/s/ KEVIN D. AYERS Kevin D. Ayers	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 28, 2001
/s/ NAUREEN DIN Naureen Din	Director	December 28, 2001

/s/ ZUBAIR AHMED Zubair Ahmed	Director	December 28, 2001
/s/ MARK BRIGGS Mark Briggs	Director	December 28, 2001
/s/ VERDELL GARROUTTE Verdell Garroutte	Director	December 28, 2001
/s/ BARRY M. ABELSON Barry M. Abelson	Director	December 28, 2001

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
3.3
Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form 10-K filed January 18, 2001).
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
10.19
Lease dated April 2001 between Pacific Corporate Towers LLC and the Registrant for the property located at 100 N. Sepulveda Blvd., 19the Floor, El Segundo, California. (Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed August 14, 2001).
10.20	Employment Agreement between the Registrant and Michael R. Shabazian, dated, July 1, 2001.
10.21	Separation Agreement between the Registrant and Michael R. Shabazian, dated, December 2001.
10.22	Employment Agreement between the Registrant and Thomas Scott, dated, August 1, 2001.
10.23	Employment Agreement between the Registrant and Kevin Elliott, dated, September 19, 2001.

10.24	Assignment and license agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001.
10.25	Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated December 28, 2001, naming the Company as a guarantor.
10.26	Inventory Financing Agreement between En Pointe Technologies Sales, Inc. and IBM Credit Corporation dated December 28, 2001.
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP.

QuickLinks

EN POINTE TECHNOLOGIES, INC. FORM 10-K YEAR ENDED SEPTEMBER 30, 2001 Table of Contents
PART I
FORWARD LOOKING STATEMENTS
PART II
PART III
PART IV
En Pointe Technologies, Inc. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
En Pointe Technologies, Inc. Consolidated Balance Sheets (In Thousands Except Share and Per Share Amounts)
En Pointe Technologies, Inc. Consolidated Statements of Operations (In Thousands Except Per Share Amounts)
En Pointe Technologies, Inc. Consolidated Statements of Stockholders' Equity (In Thousands)
En Pointe Technologies, Inc. Consolidated Statements of Cash Flows (In Thousands)
En Pointe Technologies, Inc. Consolidated Statements of Cash Flows (In Thousands)
En Pointe Technologies, Inc. Notes to Consolidated Financial Statements
SIGNATURES
POWER OF ATTORNEY
Index to Exhibits