Form 10-Q
period 2001-12-31
EN POINTE TECHNOLOGIES INC
filed 2002-02-14
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware

75-2467002

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization):

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California	90245
(Address of principal executive offices)	(ZIP CODE)

(310) 725-5200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

As of February 14, 2002, 6,654,756 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	September 30,
	2001	2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$4,818	$1,584
Restricted cash	76	76
Accounts receivable, net	51,787	36,845
Inventories, net	8,584	6,396
Recoverable taxes	1,796	1,842
Prepaid expenses and other current assets	905	1,216
Total current assets	67,966	47,959

Property and equipment, net of accumulated depreciation and amortization	7,540	7,843

Other assets	861	213
Total assets	$76,367	$56,015

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Borrowings under lines of credit	$16,919	$9,440
Accounts payable	22,210	8,252
Accrued liabilities	8,572	8,092
Other current liabilities	1,879	1,946
Total current liabilities	49,580	27,730
Long term liability	5,503	5,431
Losses in excess of investment in unconsolidated affilitates	596	817
Total liabilities	55,679	33,978

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,166	41,166
Treasury stock	(4)	(214)
Accumulated deficit	(20,481)	(18,922)
Total stockholders’ equity:	20,688	22,037
Total liabilities and stockholders’ equity	$76,367	$56,015

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended
	December 31,
	2001	2000
Net sales	$74,100	$117,806
Cost of sales	66,834	107,275
Gross profit	7,266	10,531

Selling and marketing expenses	5,754	7,381
General and administrative expenses	3,100	2,662
Operating (loss) income	(1,588)	488

Interest expense, net	160	346
Other income, net	(58)	(60)
(Loss) income before income taxes and loss reversal income from affiliates	(1,690)	202
Provision for income taxes	15	81
Loss reversal income from affiliates	221	1,000
Net (loss) income	$(1,484)	$1,121
Net (loss) income per share:
Basic	$(0.22)	$0.17
Diluted	$(0.22)	$0.17

Weighted average shares outstanding:
Basic	6,607	6,551
Diluted	6,607	6,552

See Notes to Condensed Consolidated Financial Statements

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended
	December 31,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(1,484)	$1,121
Adjustments to reconcile net (loss) income to net cash (used) provided by operations:
Deferred rent expense	92	—
Depreciation and amortization	446	357
Loss reversal income from affiliates	(221)	(1,000)
Allowance for doubtful accounts, returns, and inventory	12	(144)
Net change in operating assets and liabilities	(3,078)	11,435
Net cash (used) provided by operating activities	(4,233)	11,769

Cash flows from investing activities:
Proceeds from sale of property	—	18
Purchase of property and equipment	(127)	(133)
Net cash used by investing activities	(127)	(115)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	7,479	(13,417)
Payment on notes payable	(20)	(23)
Proceeds from sales of stock to employees	135	249
Net cash provided (used) by financing activities	7,594	(13,191)

Increase (decrease) in cash	$3,234	$(1,537)

Supplemental disclosures of cash flow information:
Interest paid	$211	$387
Income taxes paid	$—	$6
Non-cash financing and investing activities:
Tax benefit related to stock options		$69

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and General Information

          In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at December 31, 2001, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2001 and 2000 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2001.

          The preparation of financial statements in conformity with generally accepted accounting principles  requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable, inventory valuation, unreimbursed product returns, net realizable value of rebates, and the liability for legal claims and associated costs. Actual results could differ from those estimates.

Note 2 — Computation of Earnings Per Share

	Three Months Ended
	December 31,
(In Thousands Except Per Share Amounts)	2001	2000
Net (loss) income	$(1,484)	$1,121

Weighted-average shares outstanding	6,607	6,551
Effect of dilutive securities:
Dilutive potential of options and warrants	—	1
Weighted-average shares and share equivalents outstanding
	$6,607	$6,552

Basic (loss) income per share	$(0.22)	$0.17
Diluted (loss) income per share	$(0.22)	$0.17

The dilutive potential of stock options, which include 30,116 shares for the three months of fiscal 2001, has been excluded from the calculation of diluted loss per share in 2001 because the effect of their inclusion would have been anti-dilutive.

Note 3 — Loss Reversal Income And Losses Of Unconsolidated Affiliates

Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  The Company has recognized losses in prior quarters in excess of its investment in affiliates principally because of certain debt guarantees made to lenders of its affiliates.  Those losses generally were reversed and reported as income as the Company was relieved of its debt guarantees, except for the deferral of profit on sales to affiliates and for estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house.  However, during the quarter ended December 31, 2001, after assumption of the in-house IT responsibilities, the Company reported its IT transition costs in operations, thereby allowing the excess loss of approximately $0.2 million of income to be recognized.

Note 4 — Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting these standards.

In August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, ‘‘Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.’’ The Company is required to adopt SFAS No. 144 effective October 1, 2002. The Company does not anticipate any impact resulting from the adoption of SFAS No. 144.

Note 5 - Litigation

The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc.  The settling parties agreed to stipulate to reverse and vacate the November 7, 2001 Superior Court judgment relating to litigation brought by NovaQuest InfoSystems (case No. BC 170234).  Under the terms of the settlement agreement, the Company will make various payments to representative parties of NovaQuest totaling $1,200,000, which has been previously accrued, in discharge of the litigation claim.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          (ii) any statements preceded by, followed by or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “should,” “could,” or similar expressions; and

          (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.  Factors that might cause such a difference include, but are not limited to:  (i) A significant portion of the Company’s sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain allied distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to find inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x)Delays in product development, (xi)The Company’s dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company’s stock price, (xiii) Delays in the receipt of orders or in the shipment of products,  (xiv) Any delay in execution and implementation of the Company’s system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products,  (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution,  (xix) General business conditions in the economy, and (xx) The ability of the Company to prevail in litigation.

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Form 10-K and Annual Report as of September 30, 2001.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2001	2000
Net sales	100.0%	100.0%
Cost of sales	90.2	91.1
Gross profit	9.8	8.9
Selling and marketing expenses	7.7	6.2
General and administrative expenses	4.2	2.3
Operating (loss) income	(2.1)	0.4
Interest expense	0.3	0.3
Other income, net	(0.1)	(0.1)
(Loss) income before taxes and loss reversal income from affiliates	(2.3)	0.2
Provision for income taxes	—	0.1
Loss reversal income from affiliates	0.3	0.9
Net (loss) income	(2.0% )	1.0%

Comparison of the Results of Operations for the Three Months ended December 31, 2001 and 2000

NET SALES.  Net sales decreased $43.7 million, or 37.1% to $74.1 million in the first quarter of fiscal 2002 from $117.8 million in the first quarter of fiscal 2001.  The sales decline reflects continued weak demand for IT products in the marketplace and is expected to continue into the March 2002 quarter with net sales anticipated to be in line with the December 2001 quarter.  Some measure of improvement was noted in net sales from that of the prior sequential quarter with net sales increasing by $7.5 million or 11.2% from the September 30, 2001 quarter.

Service revenues decreased $1.1 million, or 13.8% to $6.8 million in the first quarter of fiscal 2002 from the $7.9 million recorded in the prior fiscal year quarter and were 9.2% of total net sales versus 6.7% in the prior fiscal year quarter.  Net sales under the IBM contract declined $14.6 million in the first quarter of fiscal 2002 to $6.7 million from $21.3 million in the first quarter of fiscal 2001 and accounted for 9.1% of total net sales in the first quarter of fiscal 2002 compared with 18.0% in the prior fiscal year quarter.  The decline in net sales under the IBM contract was due in large part to capital budget-spending freezes by IBM beginning in April 2001, followed by further tightening in October 2001.  At present there is no indication when net sales under the IBM contract will recover or when the negative trend may discontinue.

During the first quarter of fiscal 2002, net sales to one major customer were $11.7 million and represented 15.8% of total net sales.  It is not anticipated that the Company will repeat sales of this magnitude with this customer on any regular quarterly basis.  Net sales to County and City government entities in Los Angeles were $10.4 million or 14.0% of total net sales during the quarter ended December 31, 2001.

GROSS PROFIT.  Total gross profits decreased $3.2 million, or 31.0% to $7.3 million in the first quarter of fiscal 2002 from $10.5 million in prior fiscal year quarter.  Service gross profits also dipped modestly to $2.3 million for the first quarter of fiscal 2002 from $2.9 million in the prior fiscal year quarter, which expressed as a percentage of net sales represented a decrease of 2.4% in gross margin from 36.8% to 34.4%.  While service sales were only 9.2% of total net sales during the first quarter of fiscal 2002, service margins contributed a disproportionate 32.1% of the total $7.3 million gross margin.

As a percentage of net sales, overall gross profits increased 0.9% to 9.8% in the quarter ended December 31, 2001 from 8.9% in the prior fiscal year quarter with product margins accounting for all of the improvement, increasing to 7.3%, or 0.4% from the 6.9% recorded in the prior fiscal year quarter.  Even with the improvement in product margins, product margins were somewhat restrained and would have been approximately 1% higher in the first quarter of fiscal 2002 had it not been for a very large software licensing order of $10.9 million that sold at less than normal profit margins.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $1.6 million, or 22.0% to $5.8 million in the first quarter of fiscal 2002, from $7.4 million in prior fiscal year quarter.  Of the $1.6 million decline in selling and marketing, approximately $1.4 million is labor related reflecting both less commission costs because of declining sales as well as cost benefits realized from the restructuring done in June of 2001.  Because of the decline in sales volume, when selling and marketing expenses are expressed as a percentage of net sales, selling and marketing expenses increased by 1.5% to 7.7% for the quarter ended December 31, 2001, which is indicative of a lower base in which to spread certain fixed costs.  However, selling and marketing expenses in the first quarter of fiscal 2002 were substantially lower than the prior sequential quarter’s $7.6 million which were 11.4% of net sales for that quarter.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses increased $0.4 million, or 16.5% to $3.1 million in the first quarter of fiscal 2002, from $2.7 million in the prior fiscal year quarter.  The $0.3 million increase can be attributed to wage related costs including severance costs for the retiring President as well as costs associated with the hiring of additional management personnel.  When G&A expenses are expressed as a percentage of net sales, G&A expenses increased by 1.9% to 4.2% in the quarter ended December 31, 2001.  Most of the 1.9% increase results from the decline in sales volume, which because of a lower base in which to spread fixed costs tolerates less fixed costs before driving up the percentage rate.  G&A expenses in the prior sequential quarter were $2.9 million representing 4.3% of net sales for the quarter, and were slightly lower than the current quarter ended December 31, 2001.

OPERATING LOSS.  An operating loss of $1.6 million was recognized in the first quarter of fiscal 2002 compared with $0.5 million operating income in the prior fiscal year quarter.  The operating loss in the first quarter of fiscal 2002 was due to the $3.2 million decrease in gross profits noted above, lessened in part by a $1.2 million reduction of operating expenses.  Because of aforementioned reduced gross profits, the operating loss as a percentage of net sales was 2.1% in the first fiscal quarter of 2002 compared with operating income of 0.4% percent of net sales in the prior year’s fiscal 2001 quarter.

INTEREST EXPENSE.  Interest expense decreased $0.1 million, or 53.8% to $0.2 million in the first quarter of fiscal 2002 from $0.3 million in the prior fiscal year quarter.  The decline in interest expense is attributed primarily to decreased average borrowing during the quarter under the credit lines due to the decline in sales revenues.

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

Although the Company has an approximate $7.3 million net operating loss (“NOL”) carry forward from the prior fiscal years, $4.7 million of the NOL is attributable to the exercise of stock options by employees in which any future tax benefits are considered an adjustment of additional paid-in capital.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate loss previously recognized.  See Note 3 for a full explanation of the transactions that occurred during the reporting period.

NET INCOME (LOSS).  The Company reported a $1.5 million net loss in the first quarter of fiscal 2002 compared with net income of $1.1 million in the prior fiscal year quarter.  The net loss is the result of a decline in gross profits resulting from declining net sales compensated, in part, by a reduction in operating expenses.

Liquidity and Capital Resources

During the three months ended December 31, 2001 operating activities used cash of $4.2 million compared with providing cash of $11.8 million in the prior fiscal year period.  While the net loss of $1.5 million for the first quarter of fiscal 2002 contributed to the use of cash by operations, another $2.3 million of the cash used in the current fiscal period can be attributed to an increase in inventories resulting from additional in transit inventory.  In transit inventory represents product that has been ordered by customers and is in the process of being configured or shipped, but has not been received or accepted by the customer.  As such, in transit inventory can be generally characterized as highly liquid inventory that will turn into immediate additional sales and accounts receivable in the following quarter.

The Company’s accounts receivable balance at December 31, 2001 and September 30, 2001, was $51.8 million and $36.8 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 64 days from 51 days, as of December 31, 2001 and September 30, 2001, respectively.  However, a disproportionate amount of sales were booked in the last month of the quarter, distorting the ratio higher than normal.  Inventories increased $2.3 million, from $6.4 million at September 30, 2001 to $8.6 million at December 31, 2001.  However, approximately 73% of the $8.6 million of inventory at December 31, 2001 can be characterized as in transit inventory representing sales orders that are in the process of being filled.

Investing activities used cash of $0.1 million during the three months ended December 31, 2001, which was approximately the same as used in the prior year fiscal period.

Financing activities provided net cash totaling $7.6 million during the three months ended December 31, 2001, most of which was attributable to net borrowings under the Company’s lines of credit to carry the increase in accounts receivable and inventories.  In the prior fiscal period, the opposite condition existed as net repayments under the Company’s lines of credit accounted for most of $13.2 million of cash used.

As of December 31, 2001, the Company had approximately $4.8 million in cash and working capital of $18.4 million. The Company also has a new $30.0 million revolving credit facility collateralized by accounts receivable and all other assets of the Company with Foothill Capital Corporation (‘‘Foothill’’), as discussed below, of which approximately $16.9 million was outstanding as of December 31, 2001.  However, most of the borrowings during the first quarter of fiscal 2002 were still under the Company’s existing line of credit with IBM Credit Corporation (“IBMCC “), which bore interest at prime plus 2%.

On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill. As part of a separate one year agreement that was entered into at the same time, IBMCC continues to provide the Company with a 30 day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility will be directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement will provide for an interest rate of 0.5% over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The minimum variable interest rate is floored at 6% per annum and at the option of the Company could be based on prime or the LIBOR rate. The maximum range for the interest which is based on certain earnings targets is prime plus 1.50% or LIBOR plus 3.75%.

Total borrowings under the Foothill and IBMCC line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company’s assets.  Borrowings are limited to specific percentages of the Company’s accounts receivable and inventory balances. The line of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial positions. At December 31, 2001 the Company was in compliance with the various debt covenants contained in the financing agreements.

In addition to securing adequate longer term financing with Foothill, the Company has also addressed profitability issues.  The Company brought in new management teams that committed to several restructuring plans that reduced the workforce and replaced brick and mortar offices with virtual offices, including the latest workforce reduction in January of 2002.  While the Company has greatly reduced its former operating losses by the restructuring actions taken, the Company has not yet been able to return to operating profitability and can not assure that it will be successful in doing so in the future.  However, management believes that the amount available from borrowings under the new line of credit facilities with Foothill and IBMCC will provide sufficient working capital to support the Company’s operations for the year ending September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit.  The Company’s line of credit with IBMCC bore interest at the prime rate prime plus 2% and includes 30-days interest free inventory flooring financing.  The IBMCC line of credit was the primary source of borrowing throughout most of the first quarter of fiscal year 2002.

At the end of December 2001, the Company switched its primary working capital financing to Foothill, whose maximum interest rates are less than IBMCC, but is without an interest free flooring period.  IBMCC continues to provide the 30-day interest free flooring, but requires Foothill to guarantee any Company borrowings for which Foothill charges an additional 1%.

Under the new lending arrangement with Foothill, the Company’s borrowing rate is based on prime and is floored at 6%.  With prime rate currently at 4.75%, there would be no effect on the Company for increases in the prime rate up to 1.25%.  It is not anticipated, given the current economic conditions, that increases in the prime rate would exceed 1.25% in the current fiscal year.  Therefore, interest rate fluctuations are not considered to be a  material market risk for the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc.  The settling parties agreed to stipulate to reverse and vacate the November 7, 2001 Superior Court judgment relating to litigation brought by NovaQuest InfoSystems (case No. BC 170234).  Under the terms of the settlement agreement, the Company will make various payments to representative parties of NovaQuest totaling $1,200,000, which has been previously accrued, in discharge of the litigation claim.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits.
None.

b.	Reports on Form 8-K.
No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

	By :	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2002