Form 10-Q
period 2002-03-31
EN POINTE TECHNOLOGIES INC
filed 2002-05-15
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware

75-2467002
(State or other jurisdiction of incorporation or organization):	(I.R.S. Employer Identification No.)

100 N. Sepulveda Blvd., 19th Floor
El Segundo, California	90245
(Address of principal executive offices)	(ZIP CODE)

(310) 725-5200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

As of May 14, 2002, 6,721,827 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2002	September 30, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$4,542	$1,584
Restricted cash	77	76
Accounts receivable, net	35,747	36,845
Inventories, net	6,593	6,396
Recoverable taxes	3,211	1,842
Prepaid expenses and other current assets	728	1,216
Total current assets	50,898	47,959

Property and equipment, net of accumulated depreciation and amortization	7,613	7,843

Other assets	694	213
Total assets	$59,205	$56,015

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Borrowings under lines of credit	$14,145	$9,440
Accounts payable	10,973	8,252
Accrued liabilities	5,002	8,092
Other current liabilities	1,792	1,946
Total current liabilities	31,912	27,730
Long term liability	5,483	5,431
Losses in excess of investment in unconsolidated affilitates	376	817
Total liabilities	37,771	33,978

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,166	41,166
Treasury stock	(4)	(214)
Accumulated deficit	(19,735)	(18,922)
Total stockholders’ equity	21,434	22,037
Total liabilities and stockholders’ equity	$59,205	$56,015

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Net sales:
Product	$50,703	$81,785	$118,014	$191,718
Service	6,588	8,298	13,377	16,172
Total net sales	57,291	90,083	131,391	207,890
Cost of sales:
Product	46,234	73,277	108,613	175,577
Service	3,963	5,636	8,418	10,611
Total cost of sales	50,197	78,913	117,031	186,188
Gross profit:
Product	4,469	8,508	9,401	16,141
Service	2,625	2,662	4,959	5,561
Total gross profit	7,094	11,170	14,360	21,702

Selling and marketing expenses	5,877	7,673	11,631	15,055
General and administrative expenses	2,916	2,837	6,016	5,499
Legal settlement recovery	(848)	—	(848)	—
Operating (loss) income	(851)	660	(2,439)	1,148

Interest expense, net	185	291	346	637
Other income, net	(63)	(57)	(121)	(117)
(Loss) income before income taxes and loss reversal income from affiliates	(973)	426	(2,664)	628
(Benefit) provision for income taxes	(1,500)	(43)	(1,485)	38
Loss reversal income from affiliates	220	368	441	1,368
Net income (loss)	$747	$837	$(738)	$1,958
Net income (loss) per share:
Basic	$0.11	$0.13	$(0.11)	$0.30
Diluted	$0.11	$0.13	$(0.11)	$0.30

Weighted average shares outstanding:
Basic	6,655	6,567	6,631	6,559
Diluted	6,656	6,592	6,631	6,589

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(738)	$1,958
Adjustments to reconcile net (loss) income to net cash (used) provided by operations:
Deferred rent expense	94	—
Depreciation and amortization	934	713
Loss reversal income from affiliates	(441)	(1,368)
Decrease in allowances for doubtful accounts, returns, and inventory	(184)	(119)
Net change in operating assets and liabilities	(877)	25,873
Net cash (used) provided by operating activities	(1,212)	27,057

Cash flows from investing activities:
Proceeds from sale of property	—	18
Purchase of property and equipment	(628)	(277)
Net cash used by investing activities	(628)	(259)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	4,705	(27,044)
Purchase of treasury stock	—	(39)
Payment on long term liability	(42)	(46)
Proceeds from sales of stock to employees	135	249
Net cash provided (used) by financing activities	4,798	(26,880)

Increase (decrease) in cash	$2,958	$(82)

Supplemental disclosures of cash flow information:
Interest paid	$339	$700
Income taxes paid	$—	$6

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at March 31, 2002 , and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2002  and 2001 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the six months ended March 31, 2002  are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, product returns, vendor returns, price discrepancy, rebate reserves, inventories, restructuring costs, sales tax, other contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 – Computation of Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands Except Per Share Amounts)	2002	2001	2002	2001
Net income (loss)	$747	$837	$(738)	$1,958

Weighted average shares outstanding	6,655	6,567	6,631	6,559
Effect of dilutive securities:
Dilutive potential of options	1	25	—	30
Weighted average shares and share equivalents outstanding	$6,656	$6,592	$6,631	$6,589

Basic income (loss) per share	$0.11	$0.13	$(0.11)	$0.30
Diluted income (loss) per share	$0.11	$0.13	$(0.11)	$0.30

Note 3 – Loss Reversal Income and Losses of Unconsolidated Affiliates

Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of its equity investment and to the extent of its contingent exposure to losses from debt guarantees and other indirect investments in its affiliates.  The Company has recognized losses in prior quarters in excess of its investment in affiliates principally because of certain debt guarantees made to lenders of its affiliates.  In addition, since the Company could not recognize profit on past sales to affiliates to the extent of its ownership in those entities, upon the termination of ownership in the affiliates, such profits are being recognized.

As the Company was relieved of its debt guarantees, those losses generally were reversed and reported as income except for the retention of a portion of the income for the establishment of certain reserves for losses on past transactions with the affiliates as well as estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house.  For the quarter ended March 31, 2002 the Company recognized $220,000 of income from the reversal of these losses, including $341,000 of profit on past sales to affiliates (referenced above) reduced by a $121,000 estimated loss on a lease guarantee with its former affiliate.  Total income from reversal of losses for the current period year-to-date amounted to $441,000, including $221,000 from the prior quarter.

Note 4 – Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

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

Note 5 – Litigation

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

On February 6, 2002 a settlement agreement and release was entered into.  The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000.  Under the terms of the settlement agreement, the Company made various payments to representative parties of  the plaintiff totaling $1,200,000 in discharge of the litigation claim.  The Company recorded the settlement of this litigation as legal settlement recovery income less certain other litigation related income from insurance reimbursement (see Item 2, LEGAL SETTLEMENT RECOVERY) that resulted in a total recovery of $848,000.

Note 6 – Restructure

In June 2000, the Company underwent its initial restructuring charge as a result of reorganizing certain aspects of its business.  Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company’s core business.  In executing the restructure, the workforce was reduced by 105 employees and independent contractors at various levels.  Five offices were also closed and converted to virtual sales locations.

In June 2001, the Company underwent its second restructuring, as a part of its plan to convert from fixed sales offices to virtual sales offices.  In executing the restructure, the workforce was reduced by 64 employees and nine rental locations were either identified for closure and will be converted to virtual sales locations or will be reduced in size.

The following table summarizes the restructuring charges and the remaining reserves associated with the two restructurings:

	Beginning Accrual October 1, 2001	Expensed Through March 31, 2002	Cash Payments	Remaining Accrual March 31, 2002
	(In Thousands)

Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	1,263	—	459	804
	$—	$—	$459	$804

Note 7 – Income Taxes

The Company files a consolidated federal income tax return, while for most of its state tax returns files separately on behalf of its wholly-owned subsidiary that engages in business in the various states.  For the current fiscal quarter, the Company has recognized a net $1.5 million federal income tax credit.  The credit is based on the tax bill, “Job Creation and Worker Assistance Act of 2002”, that was signed into law on March 9, 2002.  Under the bill, two benefits accrue to the Company, which were not previously available.  First, a net operating loss (“NOL”) that arises in taxable years ending in 2001 and 2002 may be carried back 5 years instead of the 2 years that was previously in effect under the old tax law.  Secondly, NOLs no longer are limited to 90 percent of the Alternative Minimum Taxable Income.

As a direct result of the enactment of the tax bill, the Company is now able to carry back any NOL arising from the current fiscal year as well as any NOL arising from the prior fiscal year to recover taxes from two fiscal years that were previously closed to carry backs, namely the fiscal years ended September 30, 1997 and 1996.  All of the tax benefits for the losses of the prior year and the current six months have been recognized in their entirety in the second quarter.  Those tax refund benefits amounted to $2.0 million (which includes $0.9 million for the prior fiscal year) and have been reduced by approximately $0.5 million related to a prior year amended income tax return.  In addition to the tax credits reported in the current quarter, there remains approximately $2.4 million of available taxable income in the carry back fiscal year ended September 30, 1997 to which any additional current year losses, if any, can be carried back for refunds up to $0.8 million.

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

(ii) any statements preceded by, followed by or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “should,” “could,” “projects,” “potential,” or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.  Factors that might cause such a difference include, but are not limited to:  (i) A significant portion of the Company’s sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain allied distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to maintain inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x) Delays in product development, (xi)The Company’s dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company’s stock price, (xiii) Delays in the receipt of orders or in the shipment of products,  (xiv) Any delay in execution and implementation of the Company’s system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products,  (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution,  (xix) General business conditions in the economy, and (xx) The ability of the Company to prevail in litigation.

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

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue recognition.  Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant vendor obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns.

Allowance for doubtful accounts. The Company’s estimate of its allowance for doubtful accounts related to trade receivables is based on two methods.  First, the Company evaluates specific accounts over 90 days outstanding and applies various levels of risk analysis to these accounts to determine a satisfactory risk category  to which given percentages  are applied to establish a reserve.  Second, a general reserve is established for all other accounts over 90 days outstanding, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.

Product returns.  In general, the Company follows a strict policy of duplicating the terms of its vendor or manufacturers’ product return policies.  However, in certain cases the Company must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations.  To establish a reserve for returns, outstanding Return Merchandise Authorizations (“RMA”) are reviewed.  Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved.  In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales.

Vendor returns.  After product has been returned to vendors under authenticated RMAs, the Company reviews such outstanding receivables from its vendors and establishes a reserve on product that will not qualify for refund based on a review of specific vendor receivables.

Price discrepancy.  Whenever the price invoiced by vendors differs from that quoted on the Company’s purchase order, a price discrepancy is noted from which a vendor receivable is created.  Reserves are established to cover those receivables that the Company estimates will not be collectible from its vendors.

Rebates.  Rebates result principally from satisfying various manufacturer sales quotas under certain incentive programs .  Rebate programs are subject to audit by the manufacturer as to whether the sales requirements were actually fulfilled.  The Company establishes reserves to cover any losses resulting from subsequent audits and the return of funds, based on historical patterns of audit results.

Inventory.  Although the Company employs a virtual inventory model that generally limits its exposure to inventory losses, with certain large customers the Company contractually obligates itself to product availability terms that require maintaining physical inventory, as well as configured product.  Such inventory is generally confined to a very limited range of product that applies to specific customers or contracts.  Included in the Company’s inventory is product that has been returned by customers but is not acceptable as returnable by the vendor.  As a result, the Company exposes itself to losses from such inventory that requires reserves for losses to be established.  The Company records reserves on all returned product and inventory that is over six months old.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net sales:
Product	88.5%	90.8%	89.8%	92.2%
Services	11.5	9.2	10.2	7.8
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	7.8	9.4	7.2	7.7
Services	4.6	3.0	3.8	2.7
Total gross profit	12.4	12.4	11.0	10.4
Selling and marketing expenses	10.3	8.6	8.9	7.2
General and administrative expenses	5.1	3.1	4.6	2.6
Legal settlement recovery	(1.5)	—	(0.6)	—
Operating (loss) income	(1.5)	0.7	(1.9)	0.6
Interest expense, net	0.3	0.3	0.3	0.4
Other income, net	(0.1)	(0.1)	(0.1)	(0.1)
(Loss) income before taxes and loss reversal income from affiliates	(1.7)	0.5	(2.1)	0.3
(Benefit) for income taxes	(2.6)	—	(1.1)	—
Loss reversal income from affiliates	0.4	0.4	0.3	0.6
Net income (loss)	1.3%	0.9%	(0.7)%	0.9%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2002 and 2001

NET SALES.  Net sales decreased $32.8 million, or 36.4%, to $57.3 million in the second quarter of fiscal 2002 from $90.1 million in the second quarter of fiscal 2001.  The sales decline reflects continued weak demand for IT products in the marketplace and is expected to continue into the June 2002 quarter.  Net sales declined $16.8 million, or 22.7%, from the $74.1 million recorded in the December 31, 2001 quarter.

Service revenues decreased $1.7 million, or 20.6%, to $6.6 million in the second quarter of fiscal 2002 from the $8.3 million recorded in the prior fiscal year quarter and were 11.5% of total net sales versus 9.2% in the prior fiscal year quarter.  Net sales under the IBM contract declined $13.1 million in the second quarter of fiscal 2002 to $5.1 million from $18.2 million in the second quarter of fiscal 2001 and accounted for 9.0% of total net sales in the second quarter of fiscal 2002 compared with 20.2% in the prior fiscal year quarter.  The continuing decline in net sales under the IBM contract has been due in large part to capital budget-spending freezes by IBM beginning in April 2001, followed by further tightening in October 2001.  At present there is no indication when net sales under the IBM contract will recover or when the negative trend may discontinue.

During the second quarter of fiscal 2002, net sales to Los Angeles County were $7.0 million or 12.3% of total net sales.  Net sales to the City of Los Angeles were $6.9 million or 12.1% of total net sales.  The combined percentage of net sales to both City and County government entities in Los Angeles was 24.4%.

Net sales for the six months decreased $76.5 million, or 36.8% to $131.4 million from $207.9 million in the prior fiscal year period.  Service revenues decreased $2.8 million, or 17.3% to $13.4 million from $16.2 million in the prior fiscal year period.  Net sales under the IBM contract were $11.9 million and accounted for 9.0% of total consolidated net sales for the first six months of fiscal 2002 compared with $39.5 million or 19.0% of total net sales in the prior fiscal year period.  Net sales to the City and County of Los Angeles for the year-to-date period were $12.6 million and $11.7 million and accounted for 9.6% and 8.9% of total net sales, respectively.

GROSS PROFIT.  Total gross profits decreased $4.1 million, or 36.5% to $7.1 million in the second quarter of fiscal 2002 from $11.2 million in prior fiscal year quarter.  The decline in gross profits was concentrated in the product segment of the business with product gross profits accounting for $4.0 million of the $4.1 million decrease.  Approximately two thirds of that decline is attributable to declining sales volume with the remainder due to a 1.6% decline in the gross profits percentage realized on IT products.

Service gross profits dipped only slightly to $2.6 million for the second quarter of fiscal 2002 from $2.7 million in the prior fiscal year quarter.  However, the service gross margin percentage sales improved 7.7% from 32.1% to 39.8%.  Contributed gross profits from service net sales represented 37.0% of the $7.1 million in quarterly gross profits verses 63.0% contributed by product net sales.

As a percentage of net sales, gross profits in the quarter ended March 31, 2002 were 12.4%, which was the same level of profitability as the 12.4% of the prior fiscal year quarter.  The gross profit percentage for the current quarter improved 2.6% from the 9.8% recorded in the quarter ending December 31, 2001.

Total gross profits for the six months ending March 31, 2002 followed a similar declining pattern to that of the first quarter, with total gross profits decreasing $7.3 million, or 33.8% to $14.4 million from the $21.7 million reported in the comparable prior fiscal year period.  When expressed as a percentage of net sales, the gross profits percentage improved modestly to 11.0% from the 10.4% reported in the prior comparable fiscal period.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $1.8 million, or 23.4% to $5.9 million in the second quarter of fiscal 2002, from $7.7 million in prior fiscal year quarter.  Most of the decrease in selling and marketing expense, is labor related and follows the trend set in the prior quarter of less commission costs because of declining sales augmented by the cost benefits realized from the restructuring done in June of 2001.  Because of the decline in sales volume, when selling and marketing expenses are expressed as a percentage of net sales, selling and marketing expenses increased by 1.7% to 10.3% for the quarter ended March 31, 2002, which is indicative of a lower base on which to spread fixed costs.  Selling and marketing expenses in the second quarter of fiscal 2002 were comparable to the prior sequential quarter’s $5.8 million which were 7.8% of net sales for that quarter.

For the six months ended March 31, 2002, selling and marketing expenses decreased $3.5 million, or 22.7% to $11.6 million, from the $15.1 million of the prior fiscal period.  The decrease was reflective of the labor trends noted above.  Because of declining sales volume, when selling and marketing expenses are expressed as a percentage of net sales, an increase is noted of 1.7% from the 7.2% reported in the comparable period of the prior fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses showed a slight increase of $0.1 million, or 2.8% to $2.9 million in the second quarter of fiscal 2002, from $2.8 million in the comparable prior fiscal year quarter.  The increase can be attributed to an increase in rent expense under the new lease agreement for the corporate headquarters facility offset in part by a net reduction in costs for outside IT services.  Another contributing factor to total G&A expenses was $0.2 million of severance paid to a former officer of the Company.  When G&A expenses are expressed as a percentage of net sales, G&A increased by 2.0% to 5.1% in the second quarter of fiscal 2002 from that of the comparable prior fiscal year quarter.  Most of the 2.0% increase results from the decline in sales volume, which because of a lower base on which to spread fixed costs.  G&A expenses declined slightly from the $3.1 million reported in the prior December 2001 quarter.

For the six months ended March 31, 2002, general and administrative expenses increased $0.5 million, or 9.4% to $6.0 million, from $5.5 million in the prior fiscal period.  As a percentage of net sales, general and administrative expenses increased to 4.6% from 2.6% in the prior fiscal period, with most of the increase again due to declining sales volume.

LEGAL SETTLEMENT RECOVERY.  The Company recognized $0.8 million of income resulting from the settlement of a litigation claim.  The Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million.  In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million.

OPERATING LOSS.  An operating loss of $0.9 million was recognized in the second quarter of fiscal 2002 compared with $0.7 million operating income in the comparable prior fiscal year quarter.  The operating loss in the second quarter of fiscal 2002 was due to the $4.1 million decrease in gross profits noted above, lessened in part by a $2.6 million reduction of operating expenses.  Because of the aforementioned gross profits reduction, the operating loss as a percentage of net sales was 1.5% in the second fiscal quarter of 2002 compared with operating income of 0.7% percent of net sales in the comparable prior year’s fiscal 2001 quarter.  The year-to-date six month period of fiscal 2002 followed a similar trend as was noted above for the second quarter.

INTEREST EXPENSE.  Interest expense decreased $0.1 million, or 36.3% to $0.2 million in the second quarter of fiscal 2002 from $0.3 million in the prior fiscal year quarter.  Most of the interest expense incurred represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long term liability.  Interest expense incurred under the Foothill Capital Corporation (‘‘Foothill’’) financing agreement consisted principally of IBM Credit Corporation (“IBMCC”) borrowings, which offers interest free flooring for the first 30 days.  Foothill, however, charges 1% during the 30 day free flooring period for acting as guarantor to IBMCC and in addition charges 6% for unused credit line and float.  The decline in interest expense is attributed to both a decrease in effective interest rates and a decrease in the average borrowing during the quarter under the credit lines due to declining sales revenues.  The year-to-date six month period of fiscal 2002 followed the same trend as noted above for the second quarter.

BENEFIT FOR INCOME TAXES.    For the current fiscal quarter, the Company has recognized a net $1.5 million federal income tax credit.  The credit is based on the tax bill, “Job Creation and Worker Assistance Act of 2002”, that was signed into law on March 9, 2002.  As a direct result of the enactment of the tax bill, the Company is now able to carry back any NOL arising from the current fiscal year as well as any NOL arising from the prior fiscal year to recover taxes from two fiscal years that were previously closed to carry backs, namely the fiscal years of September 30, 1997 and 1996.  All of the tax benefits for the losses of the prior year and the current six months have been recognized in their entirety in the second quarter.  Those tax refund benefits amounted to $2.0 million (which includes $0.9 million for the prior fiscal year) and have been reduced by approximately $0.5 million related to a prior year amended return.  In addition to the tax credits reported in the current quarter, there remains approximately $2.4 million of available taxable income in the carry back fiscal year of September 30, 1997 to which additional current year losses, if any, can be carried back for refunds up to $0.8 million.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate loss previously recognized.  See Note 3 for a full explanation of the transactions that occurred during the current year reporting periods.

NET INCOME (LOSS).  Net income decreased $0.1 million, or 10.7%, to $0.7 million in the second quarter of fiscal 2002 from $0.8 million in the second quarter of fiscal 2001. The $0.7 million of net income was related to the new tax bill put into effect on March 9, 2002.  Without the $2.0 million tax benefit from the new bill discussed above, the Company would have reported a net loss of $1.3 million or $0.19 per share for the quarter.

For the six months ended March 31, 2002, the Company reported a $0.7 million net loss compared with net income of $2.0 million in the comparable prior fiscal year period.  The net loss is the result of a decline in gross profits resulting from declining net sales compensated, in part, by a reduction in operating expenses.

Liquidity and Capital Resources

During the six months ended March 31, 2002 operating activities used cash of $1.2 million compared with cash provided of $27.1 million in the prior fiscal year period.  The net loss of $0.7 million for the first six months of fiscal 2002 was the principal reason for the use of cash by operations increased by $0.5 million of adjustments.

The Company’s accounts receivable balance at March 31, 2002 and September 30, 2001, was $35.7 million and $36.8 million, respectively. The number of days’ sales outstanding in accounts receivable declined slightly to 50 days from 51 days, as of March 31, 2002 and September 30, 2001, respectively.  Inventories increased $0.2 million, from $6.4 million at September 30, 2001 to $6.6 million at March 31, 2002.

Investing activities used cash of $0.6 million during the six months ended March 31, 2002, a small increase over the $0.3 million, which was used in the comparable prior year fiscal period.

Financing activities provided net cash totaling $4.8 million during the six months ended March 31, 2002, most of which was attributable to net borrowings under the Company’s lines of credit. The additional net borrowings of $4.7 million were made principally under the new flooring agreement in place at the end of December 2001. Under the new flooring agreement, approximately $3.0 million of cash has accumulated due to the lengthening of repayment terms that allow repayments to be due generally on net 30-day terms rather than as accounts receivable cash is collected. In the prior fiscal period, the opposite condition existed as net repayments under the Company’s lines of credit accounted for most of $26.9 million of cash used.

In addition to the recorded financing debt noted above, the Company is also committed to off-balance sheet obligations which is represented by various operating leases for office facilities and various types of office equipment, as disclosed in its most recent Form 10-K.  To date there have been no adverse changes to the amounts previously reported.

As of March 31, 2002, the Company had approximately $4.5 million in cash and working capital of $19.0 million. The Company also has a new $30.0 million revolving credit facility collateralized by accounts receivable and all other assets of the Company with Foothill, as discussed below, of which approximately $14.1 million was outstanding as of March 31, 2002.  At March 31, 2002 the Company had additional borrowings available of approximately $6.1 million after taking into consideration the borrowing limitations under its financing agreements.

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

Total borrowings under the Foothill and IBMCC line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company’s assets.  Borrowings are limited to specific percentages of the Company’s accounts receivable and inventory balances. The line of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial positions. One of its covenants require that “earnings before interest, taxes, depreciation, and amortization” (“EBITDA”) be no greater than a negative $2.0 million on a cumulative, year-to-date basis.  At March 31, 2002 the Company was in compliance with the EBITDA covenant and the various other debt covenants contained in the financing agreements.  The EBITDA covenant for future quarters anticipates improved operations and confines EBITDA cumulative losses to $1.0 million in the next quarter and none in the final quarter of the fiscal year.  If the current three and six months sales trend continues, which is possible, it is likely that the Company will not meet its future quarter’s EBITDA covenants, and will be in default under its loan agreement.

In addition to securing adequate longer term financing with Foothill, the Company has also addressed profitability issues.  The Company brought in new management teams that committed to several restructuring plans, including the latest workforce reduction in January of 2002, that reduced the workforce and replaced some of the brick and mortar offices with virtual offices. While the Company has reduced its former operating losses by the restructuring actions taken, the Company has not yet been able to return to operating profitability and cannot assure that it will be successful in doing so in the future.  Quarterly net sales have continued in a consistent negative trend since the first quarter of the fiscal year 2000 and, while the Company is addressing this issue and has expectations that sales will improve, there is no assurance that this trend can be reversed.  However, management believes that the amount available from borrowings under the line of credit facilities with Foothill and IBMCC will provide sufficient working capital to support the Company’s operations for the year ending September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit.  The Company has its primary working capital financing with Foothill, whose agreement excludes an interest free flooring period.  However IBMCC, in a separate lending agreement, continues to provide their 30-day interest free flooring at prime plus 2%, with the stipulation that Foothill guarantees any Company borrowings.  For the guarantee to IBMCC, Foothill charges En Pointe an additional 1% on outstanding balances.

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

On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc.  The settling parties agreed to stipulate to reverse and vacate the November 7, 2001 Superior Court judgment relating to litigation brought by NovaQuest InfoSystems (case No. BC 170234) in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000.  Under the terms of the settlement agreement, the Company made various payments to representative parties of NovaQuest totaling $1,200,000 in discharge of the litigation claim.  The Company recorded the settlement of this litigation as legal settlement recovery income less certain other litigation related income from insurance reimbursement (see MDA section) that resulted in a total recovery of $848,000.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on March 15, 2002.  The stockholders elected all of the Company’s nominees for director who constitute the entire Board of Directors.  However, as was announced at the stockholders’ meeting, one of the nominees, James Lowry, withdrew his name as a candidate for director, leaving six elected directors and one vacancy.  The Board of Directors has identified and appointed another Director, Walter Larkins III, to fill the vacancy.

The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2002 and approved an increase in the number of shares issuable under the Employee Stock Purchase Plan.  The votes were as follows:

1.               Election of Directors:

	Votes For	Withheld
Barry Abelson	6,205,415	77,469
Zubair Ahmed	6,196,205	86,679
Mark Briggs	6,205,405	77,479
Attiazaz “Bob” Din	6,188,705	94,179
Naureen Din	6,188,705	94,179
Verdell Garroutte	6,204,205	78,679
James Lowry	6,207,415	75,469

2.               Approve the amendment to the Company’s Employee Stock Purchase plan to increase the total number of shares purchasable under that plan from 750,000 to 1,000,000.

For	6,100,274
Against	171,059
Abstain	11,551

3.               Ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year ending September 30, 2002

For	6,198,255
Against	83,114
Abstain	1,515

Item 6.  Exhibits and Reports on Form 8-K

a.               Exhibits.

None.

b.              Reports on Form 8-K.

On January 22, 2002, the Company filed a report on Form 8-K and announced that the shareholders of SupplyAccess, Inc. (“SupplyAccess”) recently approved the transfer of assets to a liquidator for the benefit of creditors, effective January 17, 2002.  The Company owned approximately 39% of the voting securities of SupplyAccess.   As a result of the entry into liquidation of SupplyAccess, the Company has received out of escrow a copy of the source code for the AccessPointe Web Site™ (the vehicle through which the Company’s customers access the information provided by En Pointe) which it licenses from SupplyAccess.  En Pointe has the right to utilize the source code until September 21, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

By:	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2002