Form 10-Q
period 2002-06-30
EN POINTE TECHNOLOGIES INC
filed 2002-08-14
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

As of August 14, 2002, 6,721,827 shares of Common Stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2002	September 30, 2001
	(Unaudited)
ASSETS:
Current assets:
Cash	$6,931	$1,584
Restricted cash	69	76
Accounts receivable, net	37,649	36,845
Inventories, net	8,167	6,396
Recoverable taxes	2,494	1,842
Prepaid expenses and other current assets	845	1,216
Total current assets	56,155	47,959

Property and equipment, net of accumulated depreciation and amortization	7,348	7,843

Other assets	636	213
Total assets	$64,139	$56,015

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Borrowings under lines of credit	$15,770	$9,440
Accounts payable	15,991	8,252
Accrued liabilities	5,438	8,092
Other current liabilities	1,726	1,946
Total current liabilities	38,925	27,730
Long term liability	5,461	5,431
Losses in excess of investment in unconsolidated affilitates	196	817
Total liabilities	44,582	33,978

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	41,225	41,166
Treasury stock	(4)	(214)
Accumulated deficit	(21,671)	(18,922)
Total stockholders' equity	19,557	22,037
Total liabilities and stockholders' equity	$64,139	$56,015

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Net sales:
Product	$57,832	$83,189	$175,846	$274,907
Service	6,312	7,577	19,689	23,749
Total net sales	64,144	90,766	195,535	298,656
Cost of sales:
Product	54,307	75,657	162,920	251,234
Service	3,785	4,923	12,203	15,534
Total cost of sales	58,092	80,580	175,123	266,768
Gross profit:
Product	3,525	7,532	12,926	23,673
Service	2,527	2,654	7,486	8,215
Total gross profit	6,052	10,186	20,412	31,888

Selling and marketing expenses	5,758	7,292	17,389	22,347
General and administrative expenses	2,666	2,650	8,682	8,149
Non-recurring charge (income)	—	1,861	(848)	1,861
Operating loss	(2,372)	(1,617)	(4,811)	(469)

Interest expense, net	166	240	512	877
Other income, net	(100)	(70)	(221)	(187)
Loss before income taxes and loss reversal income from affiliates	(2,438)	(1,787)	(5,102)	(1,159)
(Benefit) provision for income taxes	(322)	(37)	(1,807)	1
Loss reversal income from affiliates	180	5,000	621	6,368
Net (loss) income	$(1,936)	$3,250	$(2,674)	$5,208
Net (loss) income per share:
Basic	$(0.29)	$0.49	$(0.40)	$0.79
Diluted	$(0.29)	$0.49	$(0.40)	$0.75

Weighted average shares outstanding:
Basic	6,698	6,620	6,639	6,579
Diluted	6,698	6,627	6,639	6,951

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(2,674)	$5,208
Adjustments to reconcile net (loss) income to net cash (used) provided by operations:
Deferred rent expense	94	—
Depreciation and amortization	1,380	1,059
Loss reversal income from affiliates	(621)	(6,368)
Gain from disposal of assets	—	(6)
Allowances for doubtful accounts, returns, and inventory	199	159
Net change in operating assets and liabilities	1,302	19,006
Net cash (used) provided by operating activities	(320)	19,058

Cash flows from investing activities:
Proceeds from sale of property	—	30
Purchase of property and equipment	(793)	(605)
Net cash used by investing activities	(793)	(575)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	6,330	(20,572)
Purchase of treasury stock	—	(39)
Payment on long term liability	(64)	(53)
Proceeds from sales of stock to employees	194	373
Net cash provided (used) by financing activities	6,460	(20,291)

Increase (decrease) in cash	$5,347	$(1,808)

Supplemental disclosures of cash flow information:
Interest paid	$525	$945
Income taxes (refunded) paid	$(819)	$6

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at June 30, 2002, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2002 and 2001 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2001.

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

Note 2 – Computation of Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 31,
(In Thousands Except Per Share Amounts)	2002	2001	2002	2001
Net income (loss)	$(1,936)	$3,250	$(2,674)	$5,208

Weighted average shares outstanding	6,698	6,620	6,639	6,579
Effect of dilutive securities:
Dilutive potential of options	—	7	—	372
Weighted average shares and share equivalents outstanding	$6,698	$6,627	$6,639	$6,951

Basic income (loss) per share	$(0.29)	$0.49	$(0.40)	$0.79
Diluted income (loss) per share	$(0.29)	$0.49	$(0.40)	$0.75

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

As the Company was relieved of its debt guarantees, those losses generally were reversed and reported as income except for the retention of a portion of the income for the establishment of certain reserves for losses on past transactions with the affiliates as well as estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house.  For the quarter ended June 30, 2002 the Company recognized $180,000 of income from the reversal of such losses that related to the reversal of certain estimates for losses, of which approximately $120,000 was provided during the quarter ended March 31, 2002, from guarantees of leases for one of its former affiliates, which are no longer considered necessary due to favorable resolutions of the liability.

Total income from reversal of losses for the nine months of the current fiscal year amounted to $621,000, which includes $321,000 of profit on past sales to affiliates (referenced above), $239,000 of estimated costs in transitioning IT services the related costs for which were already incurred and reported in operations in the first quarter of the current fiscal year, and $61,000 for lease guarantees for one of its former affiliates.

Note 4 – Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company must adopt this standard on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB  Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical  Corrections” (“SFAS No. 145”), which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt.  SFAS No. 44 sets forth industry-specific transitional guidance that did not apply to En Pointe. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc.  The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000.  Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim.  The Company recorded the settlement of this litigation as non-recurring charge (income) less certain other litigation related income from insurance reimbursement (see Part II, Item 1, LEGAL PROCEEDINGS) that resulted in a total recovery of $848,000.

On July 19, 2002 a settlement agreement was reached with AmeriServe Food Distribution, Inc. et al., Debtor and AFD Fund, on behalf of the substantively, consolidated post-confirmation estate of Debtors AmeriServe Food Distribution, Inc., et al., Plaintiff in the United States Bankruptcy Court District of Delaware, Case No. 00-358 (PJW).  The plaintiff had alleged that En Pointe received $574,069 in preferential transfer payments.  In final settlement the Company agreed to pay $25,000 to the AFD Fund.  The full cost of the settlement was accrued and reported in the current June 2002 quarter.

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

In June 2001, the Company underwent its second restructuring, as a part of its plan to convert from fixed sales offices to virtual sales offices.  In executing the restructure, the workforce was reduced by 64 employees and nine rental locations were either identified for closure and were converted to virtual sales locations or reduced in size.

The following table summarizes the restructuring charges and the remaining reserves associated with the two restructurings:

	Beginning Accrual October 1, 2001	Expensed Through June 30, 2002	Cash Payments	Remaining Accrual June 30, 2002
	(In Thousands)

Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	1,263	—	623	640
	$1,263	$—	$623	$640

Note 7 – Income Taxes

The Company files a consolidated federal income tax return, while for most of its state tax returns files separately on behalf of its wholly-owned subsidiary that engages in business in the various states.  For the second quarter of the current fiscal year, the Company recognized a net $1.5 million federal income tax credit.  The credit was based on the tax bill, “Job Creation and Worker Assistance Act of 2002”, that was signed into law on March 9, 2002.  Under the bill, two benefits accrue to the Company, which were not previously available.  First, a net operating loss (“NOL”) that arises in taxable years ending in 2001 and 2002 may be carried back 5 years instead of the 2 years that was previously in effect under the old tax law.  Secondly, NOLs no longer are limited to 90 percent of the Alternative Minimum Taxable Income.

As a direct result of the enactment of the tax bill, the Company has carried back  NOLs arising from the current fiscal year as well as NOLs arising from the prior fiscal year to recover taxes from the two fiscal years ended September 30, 1997 and 1996.  All of the tax benefits for the losses of the prior year as well as for the first six months of the current fiscal year were recognized in their entirety in the second quarter.  Those tax refund benefits amounted to $2.0 million (which includes $0.9 million for the prior fiscal year) and have been reduced by approximately $0.5 million related to a prior year amended income tax return.  In addition to those $2.0 million of tax credits reported in the second quarter, there was another $0.3 million of available refundable taxes from the fiscal year ended September 30, 1997, all of which was recognized in this current June quarter.

Note 8 – Lines of Credit

In the March fiscal 2002 quarter, the Company estimated that it was possible that if the loss trends noted in and through the March 2002 quarter continued, that the Company would be unable to meet its EBITDA covenants under its lines of credit with Foothill Capital Corporation (‘‘Foothill’’) and IBM Credit Corporation (“IBMCC”).  To avert such a default, the Company renegotiated its lines of credit and signed an amendment to the loan agreement with Foothill on July 30, 2002.

In consideration for easing the EBITDA covenants, Foothill increased the margin charged over the prime rate by 0.50% whenever EBITDA is less than $2.0 million, measured on a cumulative rolling four quarter basis, to 2.00% from 1.50%.  For EBITDA greater than or equal to $2.0 million but less than $4.0 million the margin charged over prime increased by 0.25% to 1.25% from 1.00%.

IBMCC agreed to change its EBITDA covenants to match the revised covenants contained in the Foothill loan agreement and signed an amendment to its loan agreement to such effect on August 8, 2002.

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

Rebates.  Rebates result principally from satisfying various manufacturer sales quotas under certain incentive programs. Rebate programs are subject to audit by the manufacturer as to whether the sales requirements were actually fulfilled.  The Company establishes reserves to cover any losses resulting from subsequent audits and the return of funds, based on historical patterns of audit results.

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

Comparisons of Financial Results

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net sales:
Product	90.2%	91.7%	89.9%	92.0%
Services	9.8	8.3	10.1	8.0
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	5.5	8.3	6.6	7.9
Services	3.9	2.9	3.8	2.8
Total gross profit	9.4	11.2	10.4	10.7
Selling and marketing expenses	8.9	8.0	8.9	7.6
General and administrative expenses	4.2	2.9	4.4	2.7
Non-recurring charge (income)	0.0	2.1	(0.4)	0.6
Operating loss	(3.7)	(1.8)	(2.5)	(0.2)
Interest expense, net	0.3	0.3	0.3	0.3
Other income, net	(0.2)	(0.1)	(0.1)	(0.1)
Loss before taxes and loss reversal income from affiliates	(3.8)	(2.0)	(2.7)	(0.4)
Benefit for income taxes	(0.5)	—	(1.0)	—
Loss reversal income from affiliates	0.3	5.6	0.3	2.1
Net (loss) income	(3.0)%	3.6%	(1.4)%	1.7%

Comparison of the Results of Operations for the Three Months and Nine Months ended June 30, 2002 and 2001

NET SALES.  Net sales decreased $26.7 million, or 29.3%, to $64.1 million in the third quarter of fiscal 2002 from $90.8 million in the third quarter of fiscal 2001.  The sales decline reflects continued weak capital spending by corporations, which in turn affects the demand for IT products and services.  While adverse comparisons with the net sales of prior fiscal year quarters are expected to continue into the September 2002 quarter, some possible signs of a sales decline reversal have appeared.  The June 2002 quarter registered an increase in net sales of $6.8 million, a 12% improvement over the March 2002 quarter.  The improved June 2002 quarterly results over the March 2002 quarter was a departure from the decline in the quarterly net sales present in four of the last six consecutive quarters.

Service revenues decreased $1.3 million, or 16.7%, to $6.3 million in the third quarter of fiscal 2002 from the $7.6 million recorded in the prior fiscal year quarter and were 9.8% of total net sales versus 8.3% in the prior fiscal year quarter.  Service revenues for the quarter were slightly down $0.3 million from the $6.6 million of the March sequential quarter.

Product revenues decreased $25.4 million, or 30.5%, to $57.8 million in the third quarter of fiscal 2002 from the  $83.2 million recorded in the prior fiscal year quarter and were 90.2% of the total net sales versus 91.7% in the prior fiscal year quarter.  However, product revenues for the quarter increased $7.1 million from the $50.7 million of the March sequential quarter.

In a continuation of the decline noted in previous reports, net sales under the IBM contract were $7.8 million (12.1% of total net sales) in the third quarter of fiscal 2002, which was $3.7 million less than the $11.6 million (12.8% of total net sales) recorded in the third quarter of fiscal 2001.  However, as with the change noted in the sequential growth of total net sales, a similar change in trend was evident from the $2.7 million improvement in net sales in the June 2002 quarter over that of the immediate prior March 2002 quarter.  While the capital budget-spending freeze mentioned in prior quarters remains in effect at IBM, other companies unrelated to IBM that are included under the IBM purchases agreement began placing orders.  In addition, En Pointe believes that it is the only minority accredited core supplier under the IBM contract.  This has helped to boost sales as well as En Pointe’s improved system integration linkages that streamlines the order placing process.

Net sales to the County of Los Angeles in the June 2002 quarter decreased $1.4 million to $8.7 million (13.6% of total net sales) from $10.1 million (11.2% of total net sales) in the prior fiscal year June quarter.  Net sales to the City of Los Angeles in the June 2002 quarter decreased $1.8 million to $6.6 million (10.3% of total net sales) from $8.4 million (9.2% of total net sales) in the prior fiscal year June quarter.  However, the combined percentage of net sales to total net sales to both City and County government entities in Los Angeles during such period increased 3.5% to 23.9%, as compared with 20.4% in the prior fiscal year June quarter.  Compared with the March 2002 quarter net sales to the City of Los Angeles declined $0.3 million to $6.6 million, while net sales to the County of Los Angeles increased $1.7 million to $8.7 million.

Net sales for the nine months ended June 30, 2002 decreased $103.2 million, or 34.5% to $195.5 million from $298.7 million in the prior fiscal year period.  Service revenues decreased $4.0 million, or 17.1% to $19.7 million from $23.7 million in the prior fiscal year period.  Product revenues decreased $99.1 million, or 36.0% to $175.8 million from $274.9 million in the prior fiscal year period.  Net sales under the IBM contract were $19.5 million and accounted for 10.0% of total consolidated net sales for the first nine months of fiscal 2002 compared with $51.1 million or 17.1% of total net sales in the prior fiscal year period.  Net sales to the City and County of Los Angeles for the year-to-date period were $19.2 million and $20.3 million, respectively, and accounted for 9.8% and 10.4% of total net sales, respectively.

GROSS PROFIT.  Total gross profits decreased $4.1 million, or 40.6% to $6.1 million in the third quarter of fiscal 2002 from $10.2 million in prior fiscal year quarter.  The decline in gross profits was concentrated in the product segment of the business with product gross profits accounting for $4.0 million of the $4.1 million decrease.  Product gross margins for the June 2002 quarter slipped a full 3.0% from the prior fiscal year June quarter to 6.1%.  The decline in gross profits can be attributed to the Company’s more aggressive pricing strategy for capturing market share, including a large volume of Microsoft software sales at relatively low margins, as well as some softening in rebate income that is dependent on volume sales and manufacturer/vendor availability.

Service gross profits held steady at $2.6 million for the third quarter of fiscal 2002 compared with $2.7 million in the prior fiscal year quarter, with service gross margins improving to 40.0% from 35.0%.  The increase in service gross margins is due to fixed fee type contracts wherein the labor expense required to service such contracts was less than the prior fiscal quarter.  Management believes that June 2002 quarter’s 40% margins are a few percentage points above targeted margins of 35% to 37% and may not be repeatable.  Contributed gross profits from service net sales in the June 2002 quarter represented 41.8% of the $6.1 million in quarterly gross profits verses 58.2% contributed by product net sales.  As a percentage of net sales, overall gross profits in the quarter ended June 30, 2002 were 9.4%, down from the 11.2% of the prior fiscal year quarter and a decline of 3.0% from the 12.4% recorded in the quarter ended March 31, 2002.

Total gross profits for the nine months ended June 30, 2002 followed a similar declining pattern to that of the third quarter, with total gross profits decreasing $11.5 million, or 36.0% to $20.4 million from the $31.9 million reported in the comparable prior fiscal year period.  Margins, expressed as a percentage of net sales, held relatively stable at 10.4% compared with the 10.7% reported in the prior comparable fiscal period, an indication that most of the $11.5 million of gross profit erosion was attributed to the drop in sales volume.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $1.5 million, or 21.0% to $5.8 million in the third quarter of fiscal 2002, from $7.3 million in prior fiscal year quarter.  Most of the decrease in selling and marketing expense, is labor related and follows the trend set in the prior quarter of less commission costs because of declining sales augmented by the cost benefits realized from the restructuring in June of 2001, resulting in subsequent cost savings.  Because of the decline in sales volume, when selling and marketing expenses are expressed as a percentage of net sales, selling and marketing expenses increased by 0.9% to 8.9% for the quarter ended June 30, 2002, which is indicative of a lower base on which to spread fixed costs.  When compared with the March 2002 sequential quarter, selling and marketing expenses were slightly less than the $5.9 million reported in the prior period.

For the nine months ended June 30, 2002, selling and marketing expenses decreased $4.9 million, or 22.2% to $17.4 million, from the $22.3 million of the prior fiscal period.  The decrease was reflective of the labor trends noted above.  Because of declining sales volume, when selling and marketing expenses are expressed as a percentage of net sales, an increase is noted of 1.3% in the nine month period ended June 30, 2002 from the 7.6% reported in the comparable period of the prior fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses were $2.7 million in the third quarter of fiscal 2002, and remained relatively unchanged from the comparable prior fiscal year quarter.  The majority of the Company’s G&A expenses consist of the three following types of costs:  wage related expenses (42%), facility related expenses (22%), and communication related expenses (10%).  When G&A expenses are expressed as a percentage of net sales, G&A expenses increased by 1.3% to 4.2% in the third quarter of fiscal 2002 from that of the comparable prior fiscal year quarter.  Most of the 1.3% increase resulted from the decline in sales volume, that provides less base upon which to spread fixed costs.  G&A expenses declined $0.2 million from the $2.9 million reported in the prior March 2002 quarter.

For the nine months ended June 30, 2002, G&A expenses increased $0.6 million, or 6.5% to $8.7 million, from $8.1 million in the prior fiscal period.  A significant portion of such increase can be attributed to severance expenses for two former executive officers.  As a percentage of net sales, G&A expenses increased to 4.4% from 2.7% in the prior fiscal period, with most of the increase again due to declining sales volume.

NON-RECURRING CHARGE (INCOME).  For the nine months ended June 30, 2002, the Company recognized $0.8 million of income resulting from the settlement of a litigation claim.  The Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million.  In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million.

In the third quarter of fiscal year 2001, the Company incurred approximately $1.9 million of charges related to its restructuring in June of 2001 that called for the closure of certain office facilities and the trimming of personnel.

OPERATING LOSS.  The operating loss increased $0.8 million, or 46.7% to $2.4 million in third quarter of fiscal 2002 from $1.6 million in the comparable prior fiscal year quarter.  The operating loss in the third quarter of fiscal 2002 was due to the $4.1 million decrease in gross profits noted above that could not be compensated for by the $3.4 million reduction in operating expenses.  In part due to reduced sales volume, the operating loss expressed, as a percentage of net sales was 3.7% in the third fiscal quarter of 2002 compared with 1.8% in the comparable fiscal 2001 quarter.

For the nine months ended June 30, 2002, the operating loss widened by $4.3 million, or 925.8%, to $4.8 million from the $0.5 million in the comparable period in the prior fiscal year.  The increased year-to-date operating loss during fiscal 2002 was due to the $11.5 million decrease in gross profits that exceeded the decrease in operating costs of $7.1 million

INTEREST EXPENSE, NET.  Net interest expense remained stable at $0.2 million in the third quarter of fiscal 2002 and 2001.  Most of the interest expense incurred by the Company represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long-term liability.  Interest expense incurred under the Foothill financing agreement consisted principally of IBMCC borrowings, which offers interest free flooring for the first 30 days.  Foothill, however, charges 1% during the 30 day free flooring period for acting as guarantor to IBMCC and in addition charges 6% for float and 0.3% for any unused credit line.  The year-to-date interest expense for fiscal 2002 was $0.4 million less than that of the prior fiscal year period, due to the change in financing terms under the Foothill agreement.

BENEFIT FOR INCOME TAXES.    For the third fiscal quarter of 2002, the Company recognized a net $0.3 million federal income tax benefit, which is a continuation of the $2.0 million tax benefit initially recorded in the prior 2002 fiscal quarter.  The benefit is based on the tax bill, “Job Creation and Worker Assistance Act of 2002”, that was signed into law on March 9, 2002.  As a direct result of the enactment of the tax bill, the Company has carried back NOLs arising from the current fiscal year as well as NOLs arising from the prior fiscal year to recover taxes from the two fiscal years ended September 30, 1997 and 1996.  See Note 7 - Income Taxes.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.  See Note 3 for a full explanation of the transactions that occurred during the current year reporting periods.

NET (LOSS) INCOME.  For the June 2002 fiscal quarter, the Company recognized a $1.9 million loss compared with reported net income of $3.3 million in the third quarter of fiscal 2001.  The $5.2 million shift from a net income to a net loss during such periods can be attributed principally to two factors.  The first factor was the $0.8 million increase in the operating loss, as discussed above.  The second factor was due to a decrease by $4.8 million of the loss reversal income from affiliates in the June 2002 fiscal quarter as compared to the quarter ended June 30, 2001.

For the nine months ended June 30, 2002, the Company reported a $2.7 million net loss compared with net income of $5.2 million in the comparable prior fiscal year period.  The $7.9 million change from net income to net loss during such period is primarily the result of a $4.3 million increase in operating loss, a $1.8 million increase in benefit for income taxes, and the $5.7 million reduction of loss reversal income during the nine months ended June 30, 2002 as compared to the same period in fiscal 2001.

Liquidity and Capital Resources

During the nine months ended June 30, 2002 operating activities used cash of $0.3 million compared with cash provided of $19.1 million in the prior fiscal year period.  The principal reason for the use of cash by operations was due to the $7.5 million decrease in earnings and absence of any significant decrease in accounts receivable to match the $29.7 million decrease recorded in the prior year.

The Company’s accounts receivable balance at June 30, 2002 and September 30, 2001, was $37.6 million and $36.8 million, respectively. The number of days’ sales outstanding in accounts receivable increased slightly to 53 days from 51 days, as of June 30, 2002 and September 30, 2001, respectively.

Inventories increased $1.8 million, from $6.4 million at September 30, 2001 to $8.2 million at June 30, 2002.  Eighty to ninety percent of the Company’s reported inventory balances consist of in transit inventory, representing sales orders that are in the process of being filled.  Much of the remaining ten to twenty percent is product ordered by customers in the process of configuration before shipment and billing.  The $1.8 million increase in inventory can be attributed to $1.3 million of additional in transit inventory with the remaining increase representing a reduction of inventory valuation reserves.

Investing activities, principally related to the purchase of computer, software, and other investment technology products used cash of $0.8 million during the nine months ended June 30, 2002, a slight increase over the $0.6 million that was used in the comparable prior year fiscal period.

Financing activities provided net cash totaling $6.5 million during the nine months ended June 30, 2002, most of which was attributable to net borrowings under the Company’s lines of credit.  The net borrowings of $6.3 million were made under the new flooring agreement in place at the end of December 2001.  Under the new flooring agreement process, cash accumulates due to the lengthening of repayment terms that allow repayments to be due generally on net 30-day terms rather than as accounts receivable cash is collected.  This temporary cash accumulation creates a net borrowing position until payment is eventually made.  In the prior fiscal period, the opposite condition existed as net repayments under the Company’s lines of credit accounted for most of $20.6 million of cash used.

In addition to the recorded financing debt noted above, the Company is also committed to off-balance sheet obligations which is represented by various operating leases for office facilities and various types of office equipment, as disclosed in its most recent Form 10-K.  To date there have been no adverse changes to the amounts previously reported.  The Company has no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

As of June 30, 2002, the Company had approximately $6.9 million in cash and working capital of $17.2 million. The Company also has a $30.0 million revolving credit facility collateralized by accounts receivable and all other assets of the Company with Foothill, as discussed below, of which approximately $15.8 million was outstanding as of

June 30, 2002, all of which is outstanding against the IBMCC credit line.  At June 30, 2002 the Company had additional borrowings available of approximately $3.9 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill. As part of a separate one year agreement that was entered into at the same time, IBMCC continues to provide the Company with 30-day free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement provided for an interest rate of 0.5% over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The variable interest rate at the option of the Company could be based on the prime rate or the LIBOR rate. Under the July 30, 2002 amendment to the Foothill agreement (See Note 8, Amendment to Lines of Credit), the maximum rate for the interest, which is based on certain targets related to “earnings before interest, taxes, depreciation and amortization (“EBITDA”), was increased 0.5% to prime rate plus 2.00% or the LIBOR rate plus 4.25%.

Total borrowings under the Foothill and IBMCC line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company’s assets.  Borrowings are limited to specific percentages of the Company’s accounts receivable. The line of credit agreements contain various covenants, which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain financial positions.

As cautioned in the March fiscal 2002 quarter, the Company estimated that it was possible that if the loss trends noted in and through the March 2002 quarter continued, that the Company would be unable to meet its June 2002 quarter EBITDA covenants under its existing lines of credit with Foothill and IBMCC, respectively, and would be in default under the terms of such agreements.  To avert such a default, the Company renegotiated its lines of credit to ease the EBITDA covenant requirements and signed an amendment to the loan agreement with Foothill on July 30, 2002 and then subsequently with IBMCC on August 8, 2002.   In conjunction with the amendment to the IBMCC loan agreement, an amendment to the existing intercreditor agreement was also executed by the parties.  Under the new covenants for both loan agreements, the EBITDA for nine months ended June 30, 2002 cannot exceed a negative $3.0 million.  Thereafter, EBITDA is measured on a cumulative rolling four quarter basis ending on the last day of each fiscal quarter, with the September 30, 2002 quarter being set at a negative $3.8 million, the December 31, 2002 quarter a negative $2.3 million, the March 31, 2003 quarter a negative $1.5 million, the June 30, 2003 quarter a positive $1.2 million, the September 30, 2003 quarter a positive $2.5 million, with all fiscal quarters thereafter remaining at the same positive $2.5 million.

At June 30, 2002 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.  However, should the current three and nine months earnings trend continue, which is possible, the Company may not meet its future quarter’s EBITDA covenants, in which event it would be in default under its amended loan agreements.

In addition to securing financing with Foothill, the Company has also addressed profitability issues.  The Company brought in management teams that committed to several restructuring plans, including the latest workforce reduction in January of 2002 that reduced the workforce and replaced some of the brick and mortar offices with virtual offices. While the Company has reduced its former operating losses by the restructuring actions taken, the Company has not yet been able to return to operating profitability and cannot assure that it will be successful in doing so in the future.

Quarterly net sales, when measured against those of the same period in the prior fiscal year have been in a continual double digit percentage decline since last quarter of fiscal year 1999, and, while the Company is addressing this issue and has expectations that sales will improve, there is no assurance that the trend can be reversed.  However, management believes that the amount available from borrowings under the line of credit facilities with Foothill and IBMCC will provide sufficient working capital to support the Company’s operations for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates, primarily as a result of its borrowings under lines of credit.  The Company has its primary working capital financing agreement with Foothill.  Foothill’s agreement excludes any interest free flooring period.  However IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings.  For the guarantee to IBMCC, Foothill charges the Company an additional 1% on outstanding balances.  Through judicious use of its IBMCC free flooring, the Company has been able to largely limit its interest charges to 1% in the past.  Future anticipated growth of sales may require, however, use of the Foothill line with the expectation of incurring higher rates of interest to accommodate that growth.

Under the new lending arrangement with Foothill, as amended, the Company’s borrowing rate is based on the prime rate (currently 4.75%) and is floored at 6.75%.  With the current weak economic conditions, the Company does not believe that there is a significant risk of the Federal Reserve increasing interest rates so as to affect the Company’s borrowing rate.  Even assuming a prime rate increase, the Company’s ability to finance a major portion of its sales with free flooring would to a large extent mitigate any increase.

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

On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc.  The settling parties agreed to stipulate to reverse and vacate the November 7, 2001 Superior Court judgment relating to litigation brought by NovaQuest InfoSystems (case No. BC 170234) in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000.  Under the terms of the settlement agreement, the Company made various payments to representative parties of NovaQuest totaling $1,200,000 in discharge of the litigation claim.  The Company recorded the settlement of this litigation as legal settlement recovery income less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

On July 19, 2002 a settlement agreement was reached with AmeriServe Food Distribution, Inc. et al., Debtor and AFD Fund, on behalf of the substantively, consolidated post-confirmation estate of Debtors AmeriServe Food Distribution, Inc., et al., Plaintiff in the United States Bankruptcy Court District of Delaware, Case No. 00-358 (PJW).  The plaintiff had alleged that En Pointe received $574,069 in preferential transfer payments.  In final settlement the Company agreed to pay to the AFD Fund $25,000.  The full cost of the settlement was accrued and reported in the current June 2002 quarter.

Item 6.  Exhibits and Reports on Form 8-K

a.             Exhibits.

None.

b.            Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

	By:	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2002

CERTIFICATION OF PERIODIC REPORT

Each of the undersigned, Attiazaz Din, Chairman of the Board and Chief Executive Officer, and Kevin D. Ayers, Chief Financial Officer of En Pointe Technologies, Inc., certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)           the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Attiazaz Din
August 14, 2002	Attiazaz Din, Chairman of the Board and
Chief Executive Officer

/s/ Kevin D. Ayers
August 14, 2002	Kevin D. Ayers, Chief Financial Officer