Form 10-K
period 2002-09-30
EN POINTE TECHNOLOGIES INC
filed 2002-12-27
CIK 1010305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-28052

EN POINTE TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2467002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 NORTH SEPULVEDA BOULEVARD, 19TH FLOOR, EL SEGUNDO, CALIFORNIA 90245 (Address of principal executive offices)
Registrant's telephone number, including area code: (310) 725-5200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.001 per share
(Title Of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of December 20, 2002, was approximately $3,606,930.

        The number of outstanding shares of the Registrant's Common Stock as of December 20, 2002 was 6,721,827.

DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2003): PART III, ITEMS 10-13.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2002

PART I

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: "ITEM 1. BUSINESS— FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS," AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

        References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe Technologies, Inc. and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Technologies Ventures, Inc., and The Xyphen Corporation. The following registered trademarks of the Company are mentioned or referred to in this Annual Report: En Pointe Technologies(r) and the Building Blocks design.

ITEM 1. BUSINESS

GENERAL

        En Pointe Technologies, Inc., originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996. The Company is a national provider of information technology products (hardware and software) and value-added services with a customer base consisting primarily of large and medium sized companies and government entities. The Company uses proprietary and non-proprietary software and systems to drop-ship materials, repair and operation products to its customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States. This software allows En Pointe to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining inventory. In addition to seeking efficiencies and growth in its traditional large-enterprise focused core business, En Pointe continues to devote resources to the development of its professional services infrastructure. En Pointe is represented in approximately 22 sales and service markets throughout the United States, and maintains a value-added integration facility in Ontario, California that is ISO 9001:2000 certified.

        En Pointe provides its customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and related technology products. One of the Company's available tools, AccessPointetm, is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of the Company's suppliers of information technology products. AccessPointetm provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking. The direct links to the Company's suppliers, enhance the Company's capacity to provide its customers with automated direct access to an extensive range of products at competitive prices.

BUSINESS MODEL

        En Pointe's virtual inventory business model has been developed and enhanced over time, but since its inception in 1993, its core concepts have remained the same. The model's essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the leveraging of its virtual inventory model and its allied distributor relationships. The Company's highly sophisticated and customized SAP, enterprise resource planning system allows it to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level. Additionally, the Company has tightly integrated product purchasing and customer invoicing into its information systems to expedite procurement and billing. AccessPointetm, an eBusiness platform, provides En Pointe and its customers with up-to-date product information and streamlines the procurement process. The completely integrated eBusiness information-technology architecture helps the Company maintain effective online communication links with its sales representatives, selected suppliers, and many of its customers. AccessPointetm is available free of charge to En Pointe's customers. Additionally, AccessPointetm can be licensed for a fee as a hosted or non-hosted solution to complement existing procurement processes.

        The Company continues to focus on cost control in its business model and strives to maintain a low-cost overhead structure through the automation of many of its management and operating functions. The day-to-day customer support function is shared between a centralized staff at headquarters and local account management to improve field response yet maintain direct access to all back office functions and senior management. Increased local coverage has fueled efforts to identify new opportunities. The Company believes that time in front of customers is the top priority for all account managers, account executives, and senior management to build long lasting relationships and identify business solutions for existing and new customers.

        En Pointe's product sales are conducted from physical and virtual locations, located in approximately 22 markets in 21 states. The Company's service business is offered nationally and is managed and resourced by its in-house technical staff using limited engagements of contracted third party service providers. The Company believes in seeking for new, secondary markets where there is a business case to support a group of individuals or a specific account opportunity.

        In May, 2002, En Pointe Technologies, Inc. was certified as a minority-controlled company by the National Minority Supplier Development Council. The certification is considered valuable because many large buying organizations—private enterprise accounts and state and local government agencies—have supplier diversity initiatives that require certain purchases to be made from certified minority controlled companies.

        An integral component of the Company's business model is its ability to access an extensive inventory of information technology products stocked by its suppliers through its integrated supply chain information systems that are key features of AccessPointetm. Additionally, the intelligent purchasing feature of the software allows the Company's purchasing department to place multiple line item orders automatically from multiple sources at the lowest possible price, maximizing the fill rate and increasing the potential profitability on each order.

        The data provided by the Company's customized information system allows its sales representatives to design each customer's orders according to their particular needs. Product can be delivered directly from suppliers to the customer or aggregated at En Pointe's configuration facility located in Ontario, California. En Pointe simplifies the ordering, staging, and delivery process through supply chain management for any size order. En Pointe's configuration facility is located close to its major suppliers' warehouse locations for convenient same day pick-up of orders. This provides the configuration facility with the flexibility to meet stringent service level agreements and still function economically by limiting inventory to customer ordered product. The configuration facility tests and loads systems with predefined customer images. Systems are then shipped ready-to-install, saving customers money in downstream deployment costs. Just-in-time configuration works well with the Company's information system by identifying which of its suppliers can supply the desired product at the best price when needed from different products offered from multiple suppliers.

        A distinct advantage of the Company's business model is the economy achieved by the conservation of working capital through leveraging a virtual inventory model that engages the extensive warehousing, purchasing, distribution functions, marketing, and information-technology functions of its suppliers. Since inception, the Company has been an innovator in using the drop shipping capabilities of its suppliers whenever product configuration is not required. Drop shipping avoids the costs and risks associated with maintaining inventory, enabling the Company to quickly adapt its product offerings to changing market demands. As product proliferation has occurred, the Company's limited inventory position has given it a competitive advantage with respect to price and availability on a broad range of products. The Company believes its business model allows it to have the capacity to increase sales with minimal capital investment. En Pointe can also utilize the infrastructure of its suppliers for marketing efforts with its existing customers through e-mail advertising and marketing campaigns targeted at total technology solutions.

        The Company also offers managed services that usually involve multi-year desktop and server support contracts for specified periods of time. They are provided to a few large national accounts by dedicated on-site resources trained and certified to provide installations, moves, adds, changes, desktop and server support, and break-fix services.

eBusiness

        En Pointe's eBusiness offering is supported by its Internet procurement system, AccessPointetm, catalog-content management, service management tools and back-office systems, each of which are integral parts of its business. The continuing development and function of the Company's information systems is therefore crucial to En Pointe's success.

        AccessPointetm allows En Pointe to integrate into other companies' procurement systems and provids real time links to content, price and availability of products. AccessPointetm electronically links En Pointe's back- office systems to its suppliers and customers. The application provides direct on-line access to hundreds of millions of dollars of information-technology inventory, representing over 200,000 sku's from over 1,000 manufacturers, and can be used to set up private exchanges across a range of information-technology categories.

        Attributes of AccessPointetm eBusiness offering include:

  •
  Hosted or non-hosted implementation

  •
  Sophisticated content/catalog capability

  •
  Complex workflow based on business rules

  •
  Integration to eProcurement, enterprise resource planning and asset management systems

  •
  Intelligent purchasing which provides on screen sourcing suggestions based on pricing and availability

  •
  Real-time pricing and availability on selected items

  •
  Ability to create, communicate and enforce corporate standards including multi-manufacturer configurations

  •
  Reporting of inventory including serial numbers and asset tag numbers

  •
  Logistics tracking, incorporating tracking information from United Parcel Service of America, Inc. and Federal Express Corporation;

  •
  XML, EDI and "punch out" capable

  •
  Display and management of other materials, repair and operation product catalogs beyond information-technology

        AccessPointetm is available to customers as a tool to access information and procure information-technology products and services from En Pointe. In addition, AccessPointetm can be licensed as a procurement application, independent of product purchasing from En Pointe. The application can be hosted or installed in a customer's data center.

        To fully leverage the potential of AccessPointetm, The Xyphen Corporation (dba "ContentWare"), a wholly-owned subsidiary, was formed in February 2002. The subsidiary focuses on the catalog content management aspects of eBusiness. Managing content in electronic systems is difficult for most companies, however, En Pointe has developed tools and expertise in this area that allows content to be managed more effectively. ContentWare provides its software applications to customers through licensing agreements. To date sales from such licensing arrangements have not been significant.

        Service management tools are built on a Clarify platform. This customer relationship management application allows complex projects to be managed efficiently. Not only can En Pointe control and manage its services engagements, but also makes available, via the web, service information to its customers.

        The back office is built around the highly scalable SAP enterprise resource planning system that has been customized to accommodate En Pointe's needs. The system provides the kind of detailed and complex information necessary to manage a national sales organization.

MANAGED AND PROFESSIONAL SERVICES

        En Pointe provides a full range of information technology life-cycle services, including the following:

  •
  Needs assessment to solution design

  •
  Image development

  •
  Configuration

  •
  Deployment

  •
  Support and

  •
  System refresh and disposal services

        The Company employs best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business. For the three fiscal years ended in 2002, net sales from the services provided 10.5%, 8.5% and 6.1% respectively of the Company's total net sales.

        The Company has historically focused more on its managed services business than its professional services opportunities because managed services usually involve multi-year desktop and server support contracts for specified periods of time. These engagements typically result in relatively consistent revenue streams that enable the Company to make strategic long-term investments to expand its service offerings and organizational infrastructure. Professional services, on the other hand, tend to require higher levels of investment without the relative predictability of managed services agreements.

        Managed services are provided to large national accounts by dedicated on-site resources trained and certified to provide installations, moves, adds, changes, desktop and server support, and break-fix services. Five large customers accounted for approximately 97% of the Company's total service revenues for the 2002 fiscal year. En Pointe does its own technical recruiting for these positions, to better control the quality of its staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geography requirements of its customers.

        En Pointe's enterprise help desk services are offered either on-site at the customer location or through its centralized call center. The Company maintains a technically trained staff that resolves problems during the initial phone call, thereby decreasing customer down time and increasing end user productivity. This also reduces the need to dispatch technicians for on-site visits, which reduces the overall costs of customer support.

        The Company views professional services as an area of potential growth. These services include desktop and server support; messaging; storage; wireless, broadband and other network support; and security. While the Company has not invested significantly in this area relative to its managed services practice, customer demand for these services appears to be increasing and the Company will respond to opportunities when it can leverage its existing infrastructure or when it complements an existing customer support agreement.

        En Pointe uses Clarify, an industry-leading customer relationship management system, to create and track its service calls and to manage service parts. This system measures and reports initial response times, on-site arrival times, and call closure or resolution times. From voluminous call ticket data, this system compiles and calculates the corresponding service levels so that the Company can be measured against industry standards, Company objectives, and customer commitments. This enables the Company to improve its processes to achieve greater levels of customer satisfaction.

COMPETITION

        En Pointe operates in the highly competitive sales segment of the information technology industry, and competes with a large number and variety of resellers of information technology products. Increasingly, the competition also includes hardware manufacturers and national computer retailers that have commenced marketing directly to end-users. Many of these companies compete principally on the basis of price and may have lower costs than En Pointe, allowing them to offer the same products and services for less. Many of En Pointe's competitors are of equal size or smaller and sell to regional markets, or are larger, and sell on a national scope with substantially greater financial, technical, and marketing resources available.

        Dell Computer Corporation ("Dell") and Gateway, Inc.("Gateway") initially launched the manufacturer "direct" model and were successful in gaining market share. Other manufacturers (e.g. International Business Machines Corporation ("IBM"), and Hewlett-Packard Company ("HP")) have adopted the direct model, to some degree, to actively market directly to customers. This has had the effect of reducing the role of distributors and resellers, particularly in the enterprise accounts, which is a large percentage of the Company's traditional target market. The "direct" business model also infringes on some of the traditional value-added reseller capabilities in the areas of multi-vendor solutions, integration and image loading, and web-enabled procurement processes, once again reducing the available market share.

        En Pointe's business model emphasizes comprehensive solution offerings with services wrapped around hardware and software products, attracting mainly enterprise organizations, government and to a lesser extent, mid-market customers. With the sales channel continuing to consolidate, absorbing those companies that combine face-to-face direct selling with web-based models; En Pointe believes that its dual business model will survive, as it embraces both comprehensive and web-based types of selling venues, allowing the Company to cater to various customer preferences. The Company believes that it differentiates itself from its competitors by its eBusiness systems, services flexibility, and scalability to customer needs. See "Factors Which May Affect Future Operating Results—Risks Associated with Competition."

GETTING PRODUCT TO THE CUSTOMER

        The distribution of information technology products requires considerable investment in inventory, production control systems, and the development and maintenance of distribution channels. Resellers who assume these functions incur capital costs associated with the warehousing of products, including the costs of leasing warehouse space, maintaining inventory and tracking systems, and employing personnel to perform all the associated tasks. Furthermore, resellers who stock inventory risk obsolescence costs, which En Pointe believes may be significant due to the rapid product innovation that characterizes this market. These overhead and "touch" costs require expenses that the Company believes more than offset the lower price advantages offered for purchasing at volume discounts and holding for future sale.

        En Pointe's business model eliminates many overhead and "touch" costs and substantial risks by leveraging the operational strengths of its suppliers, who have developed extensive warehousing, purchasing and distribution functions. As a result, the Company's continuing strategy is to limit its product inventory and the associated capital costs, allowing it to accept lower gross profit margins than many of its competitors.

        By relying on the processing strengths of its suppliers, En Pointe is able to concentrate on developing its information systems and focus on more customer-oriented activities: researching, specifying, and delivering solutions. After helping a customer select the most appropriate technology, En Pointe's sales staff uses the Company's information systems to determine the best combination of price and availability for a wide variety of information technology products.

        En Pointe's ability to fill and deliver orders with a high level of speed and accuracy is a key benefit of the Company's business model. Its sophisticated systems, which include all order processing functions, enable the Company to review, approve, and electronically transmit orders to the proper supplier(s) within minutes of receiving them from customers. Most orders for in-stock product are picked, staged, and drop-shipped directly to the customer from the suppliers within 24 hours of receipt of an order, and on the same business day for orders received by 1 P.M. PST. The Company usually electronically obtains order delivery information the day following shipment from its major suppliers. It then uses that information to produce an invoice, which is often sent to the customer electronically. The standard delivery, based on product availability, is within two to three business days. Custom configuration usually adds a few more business days to the shipping time.

GETTING PRODUCT FROM THE SUPPLIER

        En Pointe's staff has the ability to access the current inventory and availability records of its suppliers, so it can quickly determine which supplier can best fill an order at a given price. Furthermore, if any one supplier is unable to fill all of a customer's requirements, En Pointe is generally able to split the order among multiple sources. This increases the same-day fill rate, reduces back orders, and shrinks the time to complete an order. En Pointe's suppliers maintain warehouses throughout the country, and their individual stocking levels are updated and readily available through En Pointe's systems. This allows En Pointe's staff to determine where the product is available for shipment, better gauging the delivery time to the customer's door.

        En Pointe and its suppliers utilize various carriers, including industry giants UPS and FedEx, to deliver product. Again taking advantage of a vendor's particular expertise, the Company integrates the carriers' tracking system facility into its own systems to closely monitor shipments and provide delivery status for its customers. This provides an audit trail for the customer to update order status, by tying the customer purchase order to an En Pointe invoice and a subsequent proof of delivery.

        En Pointe purchases most of its products from major distributors such as Synnex, Tech Data Corporation("Tech Data"), and Ingram Micro Inc. ("Ingram Micro"), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell, and Microsoft Corporation ("Microsoft"). These are suppliers who have the requisite system strengths and integration capabilities that enable En Pointe's automated systems to function efficiently. The Company has successfully implemented its business strategy due in large part to these system synergies and to its close relationships with its suppliers. Equally significant to the success of its supplier relationships has been the volume of business En Pointe generates, as this volume has allowed En Pointe to negotiate more favorable terms with its suppliers. See "Business—Factors Which May Affect Future Operating Results—Risks Associated with Dependence on Distributors and Manufacturers."

PRODUCTS

        The majority of En Pointe's sales have been information technology products. The Company currently makes available to its customers an extensive selection of products at what it believes to be a competitive combination of price and availability. The Company currently offers over 200,000 information technology products from over 1,000 manufacturers, including IBM, HP, Compaq, Dell, Cisco Systems, Inc, Fujitsu Limited, Apple Computer, Inc., 3Com Corporation, Microsoft, Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation and Nortel Networks Corporation. The Company is also one of a few Microsoft Certified Large Account Resellers. Products offered by the Company include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies. Products manufactured by HP (now merged with Compaq) and IBM accounted for approximately 28% and 14%, respectively, of the Company's product sales in fiscal 2002.

INTELLECTUAL PROPERTY

        The Company's ability to effectively compete in its market will depend significantly on its ability to protect its intellectual property. The Company does not have patents on any of its technology, which the Company believes to be material to its future success. En Pointe relies primarily on trade secrets, proprietary knowledge and confidentiality agreements to establish and protect its rights in its intellectual property, and to maintain its competitive position. There can be no assurance that others may not independently develop similar or superior intellectual property, gain access to the Company's trade secrets or knowledge, or that any confidentiality agreements between the Company and its employees will provide meaningful protection for the Company in the event of any unauthorized use or disclosure of its proprietary information.

        In September 2001, SupplyAccess, Inc. ("SupplyAccess"), a former affiliate of the Company granted to En Pointe a limited, exclusive license to use its AccessPointetm web site and content. Upon liquidation of SupplyAccess in February 2002, the Company was able to acquire full rights to AccessPointetm as well as the intellectual property rights to all of SupplyAccess's software, copyrights, trade secrets and other proprietary.

        The Company conducts its business under the trademark and service mark "En Pointe Technologies" as well as its logo, "AccessPointetm" and other marks. It has been issued registrations for its "En Pointe Technologies" and "Building Blocks" marks in the United States and has pending registrations in Canada, Mexico and the European Community. En Pointe does not believe that its operations are dependent upon any of its trademarks or service marks. It also sells products and provides services under various trademarks, service marks, and trade names that are the properties of owners other than the Company. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Business—Factors Which May Affect Future Operating Results—Risks Associated With Dependence on Technology".

SEGMENT INFORMATION

        See Note 14 to the Consolidated Financial Statements, "Segment Information", for financial information regarding the Company's operating segments.

EMPLOYEES

        As of September 30, 2002, En Pointe employed approximately 489 individuals. This included approximately 172 sales, marketing and related support personnel, 235 service and support personnel, 16 warehousing/manufacturing/test personnel and 66 employees in administration and finance. The Company believes that its ability to recruit and retain highly skilled technical and other management personnel will be critical to its ability to execute its business model and growth strategy. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved; the Company may encounter competitive, technological, financial, economic and business challenges making it more difficult than expected to continue to sell it products and services; the Company may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or the economy, or in the Company's operations or business; and any or all of these factors may affect the Company's ability to continue its current sales rate or may result in lower sales volume than currently experienced.

        Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the Company's continuing downward sales trends exacerbated by the current prolonged downturn in capital spending, (ii) continued operating losses incurred by the Company straining capital and borrowing resources and putting the Company under risk of breaking loan covenants related to minimal acceptable operating levels, (iii) limited availability of alternative credit facilities, (iv) low margin business and (v) a significant portion of the Company's sales continuing to be to certain large customers. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K.

        The reader should carefully consider the following risks. In addition, keep in mind that the risks described below are not the only risks faced. The risks described below are only the risks that the Company currently believes are material to its business. However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair business operations.

RISKS RELATED TO REVERSAL OF CONTRACTION OF BUSINESS

        For its first six years since inception, the Company experienced rapid growth in net sales, the number of its employees and branch offices, the amount of administrative overhead and the type of services offered. Since then, the Company has had net sales declines of approximately 27% in each of the past three fiscal years. The effort to reverse the contraction of net sales has and will continue to put strains on the Company's management, operational and financial resources. To execute the Company's recovery strategy, the Company expects to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. The Company's ability to manage its recovery effectively will require it to continue to implement and improve its operational, financial and sales systems at both the national and local level, to develop the skills of its managers and supervisors and to hire, train, motivate, retain and effectively manage its employees. There can be no assurance that the Company will be successful in such recovery, and the failure to do so could materially adversely affect the Company's business, financial position, results of operations and cash flows.

ECONOMIC CONDITIONS HAVE AFFECTED AND COULD CONTINUE TO NEGATIVELY IMPACT REVENUES AND PROFITS.

        Revenue growth depends on the overall demand for information technology spending. The downturn in the United States has and may continue to result in cutbacks by customers in the purchase of information technology products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the current downturn continues or increases in severity, the Company believes demand for its products and services, and therefore future revenues, could be further adversely impacted.

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON ASSET BASED FINANCING

        The Company's business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, the Company relies primarily on lines of credit that are collateralized by substantially all of the Company's assets. As a result, the amount of credit available to the Company may be adversely affected by numerous factors beyond the Company's control, such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of the Company's creditors. Any decrease or material limitation on the amount of capital available to the Company under its lines of credit and other financing arrangements, particularly its interest-free flooring, may limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, may have a material adverse effect on the Company's business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates may increase the cost of financing to the Company and have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will continue to be available to the Company in the future or available under terms acceptable to the Company. The inability of the Company to have continuous access to such financing at reasonable costs could materially adversely impact the Company's business, financial position, results of operations and cash flows. As of September 30, 2002, the Company had outstanding borrowings under its credit facilities of $12.4 million out of a total availability under its credit facilities of $30.0 million.

        On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill Capital Corporation ("Foothill"). As part of a separate one-year agreement entered into on the same date, as amended November 21, 2002, IBM Credit Corporation ("IBMCC") continues to provide the Company with a 30-day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. Initially, the Foothill agreement provided for an interest rate of one-half of one percent over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets.

        In its March 2002 fiscal quarter, the Company estimated that it was possible that if the loss trends noted in and through the March 2002 quarter continued, that the Company would be unable to meet its EBITDA covenants under its lines of credit with Foothill Capital Corporation ("Foothill") and IBM Credit Corporation ("IBMCC"). To avert such a default, the Company renegotiated its lines of credit and signed an amendment to the loan agreement with Foothill on July 30, 2002. In consideration for easing the EBITDA covenants, Foothill increased the margin charged over the prime rate by 0.50% whenever EBITDA is less than $2.0 million, measured on a cumulative rolling four quarter basis, to 2.00% from 1.50% (effectively flooring the minimum variable interest rate at 6.75% per annum). For EBITDA greater than or equal to $2.0 million but less than $4.0 million the margin charged over prime increased by 0.25% to 1.25% from 1.00%. IBMCC agreed to change its EBITDA covenants to match the revised covenants contained in the Foothill loan agreement and signed an amendment to its loan agreement to such effect on August 6, 2002.

        Foothill may terminate its loan agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term (e.g. breach of financial covenants) is defined in such agreement. In the event of such termination, the outstanding borrowings under the Foothill loan agreement become immediately due and payable in their entirety and the Company may be subject to early termination fees of up to 3% of the loan amount. The termination of the Foothill loan agreement and the subsequent inability of the Company to secure a replacement credit facility on terms and conditions similar to those contained in such agreement could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

        The Company's gross profit percentages averaged between 8 to 9% through fiscal 1999 and since then have improved marginally by 1 to 2%. The Company's gross profit margins are low compared to many other resellers of information technology products. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins generated by the Company as a result of its reliance on purchasing information technology products from its suppliers, it is unlikely that the Company will be able to increase product gross profit margins appreciably in its core business of reselling information technology products. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of the Company's business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by the Company to maintain its gross profit margins and sales levels could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH IBM AND OTHER LARGE CUSTOMERS.

        For the years ended September 30, 2002, 2001 and 2000, net sales to IBM and certain IBM customers under the Company's current contract with IBM accounted for approximately 10%, 17% and 13% respectively, of the Company's net sales. Another major customer, Los Angeles County, accounted for 11% and 8% in net sales for years ended September 30, 2002 and 2001, respectively. For the year ended September 30, 2002, the Company's service sales were highly concentrated with two major customers accounting for 60% of service sales and the top five customers accounting for 97% of total service sales. The Company's contracts for the provision of products or services, including its contract with IBM, are generally non-exclusive agreements that are terminable by either party upon 30 days notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH COMPETITION

        The segment of the information technology industry in which the Company operates is highly competitive. The Company competes with a large number and wide variety of resellers and providers of information technology products and services, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, national computer retailers and manufacturers which have commenced their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than the Company, which allow them to offer the same products and services at lower prices. Many of the Company's competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than does the Company. The Company competes with, among others, CompuCom Systems, Inc., Dell, Elcom International, Inc, Gateway, Inc., Pomeroy Computer Resources, Inc., CDW Computer Centers, Inc., IBM, HP/Compaq, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., and certain distributors. The Company expects to face additional competition from new market entrants in the future.

        Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and the Company expects pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continue to provide competitive prices, superior product selection and quick delivery response time in addition to developing a core competency in performing value-added services in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business—Competition."

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

RISKS RELATED TO VIRTUAL OFFICE MODEL

        The Company's growth was driven, in part, by sales generated through expansion into new geographic markets. The Company opened sales offices in many of the metropolitan markets that the Company believed offered the most potential for sales growth. As a part of the Company's past restructuring, some of the Company's sales offices were converted to virtual offices. Expansion in future new markets may be partially accomplished through the virtual model utilizing the SAP/Microsoft-based e-commerce integrated business system. Under such a model, sales representatives work out of their homes utilizing internet tools, and are supported by customer service representatives located in Southern California. This model enables En Pointe to have face-to-face contact with customers without incurring the usual start-up costs and further expenses associated with new branch offices. There are no assurances that this model will experience the same success as has the branch model. A failure in the virtual office model could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

        A key element of the Company's past success and future business strategy involves the maintaining of alliances with certain suppliers of information technology products and services, including, Synnex, Tech Data, Microsoft and Ingram Micro. These alliances enable the Company to make available to its customers a wide selection of products without subjecting the Company to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from four suppliers, Synnex, Tech Data, Microsoft and Ingram Micro accounted for 71% of the Company's aggregate purchases in fiscal 2002. Certain suppliers provide the Company with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, the Company directly competes with certain suppliers for many of the same customers and therefore there can be no assurance that any such allied distributor will not use its position as a key supplier to the Company to pressure the

Company from directly competing with it. Substantially all of the Company's contracts with its suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to the Company. The termination or interruption of the Company's relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect the Company's business, financial position, results of operations and cash flows. See "Business—Getting Product to the Customer."

        Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the suppliers, which in turn may limit the number of units available to the Company for resale to its customers. Because of these limitations, there can be no assurance that the Company will be able to offer popular new products or product enhancements to its customers in sufficient quantity or in a timely manner to meet demand. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from such manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the suppliers. As well, certain manufacturers provide the Company with substantial incentives in the form of allowances, training, financing, rebates, discounts, credits and cooperative advertising, which incentives directly affect the Company's operating income. There can be no assurance that the Company will continue to receive such incentives and authorizations in the future and any reduction in these incentives could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers.

        Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers or the failure of the Company to gain sufficient access to such new products or product enhancements could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

        Evolution of the distribution process in the information technology industry has put pressure on gross profit margins, and has adversely affected a number of distributors of information technology products, including certain suppliers. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect the Company's distributors. Because the Company's overall business strategy depends on the Company's relationships with the suppliers, the Company's business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and suppliers in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because the Company's business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to the Company, which could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION

        The information technology industry is undergoing significant change. The industry has become more accepting of large-volume, cost-effective channels of distribution. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers in an effort to increase efficiency and gain market share. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of information technology products requires the

Company to sell a greater number of products to achieve the same level of net sales and gross profit. The exacerbation of such trends could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, the historically high rate of growth of the information technology industry has slowed dramatically recently and if the trend continues, it may have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Furthermore, new methods of distributing and selling information technology products, such as on-line shopping services and catalogs published on CD-ROM, have evolved and may further develop in the future. Hardware and software manufacturers have sold, and may in the future further intensify their efforts to sell, their products directly to end-users. From time to time, certain vendors have instituted programs for the direct sale of large orders of hardware and software to certain major corporate customers. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate and influence current and future distribution trends, any of these distribution methods or competitive programs, if successful, could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY

        In the past, the Company's ability to effectively compete in its market depended significantly on its ability to protect its proprietary technology. The Company relied primarily on trade secrecy and confidentiality agreements in order to establish and protect its rights in its proprietary technology. There was no assurance that the existing methods for protecting the Company's proprietary technology would be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor could any assurance be given that the Company would have been able to achieve or maintain a meaningful technological advantage. However, the extent of the Company's reliance on proprietary technology has been significantly reduced by the replacement of its legacy systems with a customized version of SAP (not proprietary), and a sophisticated open architecture web-commerce application based on Microsoft Site Server, Commerce Edition. While some of the web application coding is proprietary, the ability to reverse-engineer that code exists. The Company would be required to incur substantial costs in seeking enforcement of any such residual proprietary rights against infringers. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. The Company's competitive position now relies much more on its implementation of open standards, customized applications which support the valuable e-commerce distribution experience that it has gained in the fulfillment of large entity customer requirements.

        While the Company upgraded its accounting software system in its 2000 fiscal year, management believes that further improvements and upgrades will be necessary. Failure to implement such improvements may adversely affect timely availability of financial information or the ability to deliver products and services to the Company's customers on a timely basis. The Company believes that such improvements will utilize a considerable amount of the Company's management resources. Failure to hire and retain qualified personnel would have a material adverse effect upon the Company's ability to implement such improvements. There can be no assurance that the Company will be able to successfully implement such improvements and such failure could have a material adverse impact on the Company's business, financial position, results of operations and cash flows.

        See "Business—Intellectual Property."

RISKS ASSOCIATED WITH EXPANDING SERVICES CAPABILITIES

        The Company is expanding the nature and scope of its value-added services. Presently approximately 97% of the Company's value-added services are concentrated in five large customers. The loss of any one large customer would have a material impact on the Company's service revenues and efforts to expand. There can be no assurance that the value-added services business will be successfully integrated with the Company's information technology products reselling business or that the Company will be able to effectively compete in this market. If the Company is unable to effectively provide value-added services, it may be unable to effectively compete for the business of certain large customers that require the provision of such services as a condition to purchasing products from the Company. In addition, the Company will be subject to risks commonly associated with a value-added services business, including dependence on reputation, volatility of workload and dependence on ability to recruit, retain and properly utilize qualified technical personnel. The expansion of the Company's value-added services required a significant capital investment, including a large increase in the number of technical employees. If the Company is unable to attain sufficient customer orders for value-added services, it will then be unable to fully recover the costs of these investments. Also, a portion of the Company's value-added service revenue may be derived from the performance of services pursuant to fixed-price contracts. As a result, cost overruns due to price increases, unanticipated problems, inefficient project management or inaccurate estimation of costs could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. See "Business—Business Model" and "—Managed and Professional Services."

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

RISKS ASSOCIATED WITH ACQUISITIONS OF AND INVESTMENTS IN COMPLEMENTARY BUSINESSES

        One element of the Company's growth strategy may include expanding its business through strategic acquisitions and investments in complementary businesses. The Company has not had significant acquisition or investment experience, and there can be no assurance that the Company will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or integrate acquired businesses into its operations. Acquisitions and investments involve numerous risks, including but not limited to failure to achieve anticipated operating results, difficulties in the assimilation of the operations, services, products, vendor agreements, and personnel of the acquired company, the diversion of management's attention and other resources from other business concerns, entry into markets in which the Company has little or no prior experience, and the potential loss of key employees, customers, or contracts of the acquired company. Acquisition and investments could also conflict with restrictions in the Company's agreements with existing or future lenders, distributors or manufacturers. The Company is unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. The Company's failure to successfully manage any potential acquisitions or investments in complementary businesses could have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

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

RISKS ASSOCIATED WITH BUSINESS INTERRUPTION AND DEPENDENCE ON CENTRALIZED FUNCTIONS

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

RISKS ASSOCIATED WITH DEPENDENCE ON THIRD-PARTY SHIPPERS

        The Company presently ships products from Ontario, California, primarily by Federal Express Corporation or United Parcel Service of America, Inc., and the vast majority of products that the Company sells are drop-shipped for the Company to its customers by its suppliers via these carriers. Changes in shipping terms, or the inability of these third-party shippers to perform effectively (whether as a result of mechanical failure, casualty loss, labor stoppage, other disruption, or any other reason), could have a material adverse effect on the Company's business, financial position, results of operations and cash flows. There can be no assurance that the Company or others can maintain favorable shipping terms or replace such shipping services on a timely or cost-effective basis. See "Business—Getting Product to the Customer"

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

        The directors, executive officers and principal stockholders of the Company and their affiliates beneficially own, in the aggregate, approximately 33% of the outstanding common stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of the Company's directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of the Company's management and the conduct of the Company's business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could affect the market price of its common stock.

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

        Fiscal 2002 quarterly net sales compared to the respective prior fiscal year quarters have shown a consistent negative trend throughout the fiscal year. Percentage declines commencing with the first quarter of the fiscal year were 37.1%, 36.4%, 29.3%, and 7.7%, respectively. Sequentially, net sales declined in the second and fourth quarters of fiscal 2002.

        The Company's quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and the Company's value-added services; adoption of internet commerce models; introduction of new hardware and software technologies; introduction of new value-added services by the Company and its competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses, including costs from turnover of sales personnel; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable or inventory; and general competitive and economic conditions. In addition, a substantial portion of the Company's net sales in each quarter results from orders booked in such quarter. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

        As has occurred in the past it is possible that in future periods, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the market price of its common stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL VOLATILITY OF STOCK PRICE

        Factors such as the announcement of acquisitions by the Company or its competitors, quarter-to-quarter variations in the Company's operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of the common stock. Moreover, trading volumes in the Company's common stock have been low historically and could exacerbate price fluctuations in the common stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's common stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

        The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of the outstanding voting stock of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the market price of its common stock.

ITEM 2. PROPERTIES

        The Company leases approximately 24,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring June 30, 2006. The Company also leases an approximately 126,000 square foot facility in Ontario, California, which is primarily used for configuration and maintenance services. This facility has been operational since July 1, 1998. At the time the Ontario configuration facility was planned, the Company believed that there would be an emerging "channel assembly" market for resellers, such as the Company, of computer products. However, instead, certain manufacturers began requiring distributors to "co-locate" their final assembly operations at the manufacturer's facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, En Pointe's Board of Directors authorized the Company to sell and leaseback the Ontario facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June 1999 and the resulting lease expires in 2014. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence the Company incurred a non-recurring charge of $6.2 million associated therewith. The charge was determined using the "held for use" model contained in SFAS No.121. The Company intended to and eventually did in early calendar 2002 sublease approximately 45% of the facility space to an unrelated company.

        As a part of a restructuring plan in June 2001, the Company committed to the conversion of most of its leased sales offices to virtual sales offices. However, with the change in management in March 2002, the Company abandoned the conversion of three of its eight sales offices slated for closure and continues to use four other offices. Currently the Company operates from branch offices in New York City, New York; Chicago, Illinois; Denver, Colorado; Draper, Utah; Dallas, Texas; Atlanta, Georgia and Santa Ana, California.

        Management believes the Company's headquarters, sales offices and configuration facilities are adequate to support its current level of operations.

ITEM 3. LEGAL PROCEEDINGS

        On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. The Company recorded the settlement of this litigation as non-recurring charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

        On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations. The En Pointe defendants filed a declaratory relief claim challenging the arbitarbility of First Union's claims against Din and the Company (En Pointe Technologies, Inc., et al v. First Union, United States District Court, San Diego, Case No. 02 CV 1246 K (RBB)). The Court ruled that the claims must be arbitrated.

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

        In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe Defendants. The motion to Dismiss was granted with leave to amend. Plaintiffs have filed their amended complaint and a response is due in January 2003. The En Pointe defendants intend to continue to vigorously defend the allegations.

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

        On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The plaintiff, a former employee, alleges breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. The claim asks for $710,000 in damages, $500,000 in punitive damages, and penalties under the labor code of $150,000. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is set for trial in May 2003.

        In March of 2000, an action was brought against the Company in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past two years. Legal counsel is currently unable to predict the outcome of this litigation.

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

	HIGH	LOW
Fiscal 2001
First quarter	$9.500	$2.813
Second quarter	5.125	1.000
Third quarter	2.800	1.030
Fourth quarter	3.500	1.170
Fiscal 2002
First quarter	$2.990	$1.220
Second quarter	2.390	1.200
Third quarter	1.390	0.860
Fourth quarter	1.800	0.700
Fiscal 2003
First quarter (through 12/20/02)	$1.150	$0.320

        On December 20, 2002, the closing sale price for the Common Stock on the NASDAQ National Market was $.80 per share. As of December 20, 2002, there were 63 stockholders of record of the Common Stock.

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

Equity Compensation Plan Information

        The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company's existing equity compensation plans as of September 30, 2002. En Pointe's sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by the Company's stockholders, and is listed separately below. En Pointe does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of September 30, 2002 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of September 30, 2002 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,242,016	$5.64	892,606
Employee Stock Purchase Plan	—	—	350,007
Equity compensation plans not approved by security holders	—	—	—
Total	1,242,016	$5.64	1,242,613

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000 have been derived from the Company's Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon appear in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. All other financial data included in "Item 6. Selected Financial Data" presented in this Form 10-K have been derived from audited financial statements of the Company.

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

During the June quarter of 2000, the Company deconsolidated Firstsource and SupplyAccess (see Note 1 to the Consolidated Financial Statements).

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$257,043	$365,280	$494,421	$668,270	$567,739
Cost of sales	229,505	325,792	445,865	614,564	514,168

Gross profit	27,538	39,488	48,556	53,706	53,571
Operating expenses:
Selling and marketing expenses	23,631	29,957	45,308	37,942	34,257
General and administrative expenses	10,783	11,026	22,830	30,775	13,665
Non-recurring (income) charges	(918)	846	2,717	7,917	—

Operating (loss) income	(5,958)	(2,341)	(22,299)	(22,928)	5,649
Interest expense	686	970	1,718	3,172	2,166
Other income, net	(364)	(269)	(348)	(117)	(237)
Gain on sale of assets	—	(95)	(3,938)	(4,428)	—
Minority interests	—	—	(512)	(3,747)	—

(Loss) income before taxes and income (loss) from affiliates	(6,280)	(2,947)	(19,218)	(17,808)	3,720
(Benefit) provision for income taxes	(2,182)	86	(535)	(1,214)	1,488
Income (loss) from affiliates	674	8,392	(702)

Net (loss) income	$(3,424)	$5,359	$(19,385)	$(16,594)	$2,232

Net (loss) income per share:
Basic	$(0.51)	$0.81	$(3.02)	$(2.79)	$0.38

Diluted	$(0.51)	$0.80	$(3.02)	$(2.79)	$0.37

Weighted average shares and share equivalents outstanding(1):
Basic	6,666	6,597	6,419	5,942	5,875

Diluted	6,666	6,685	6,419	5,942	6,071

	As of September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital	$16,846	$20,229	$22,252	$23,495	$19,831
Total assets	$52,200	$56,015	$101,688	$133,609	$132,567
Borrowings under lines of credit and flooring	$12,421	$9,440	$41,251	$62,567	$80,388
Long term liabilities and notes payable	$5,433	$5,431	$5,463	$5,581	$6,602
Stockholders' equity	$18,823	$22,037	$16,507	$26,271	$31,019

(1)
See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FACTORS IN PERFORMANCE

        For an understanding of the significant factors that influenced the Company's performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements presented in this Form 10-K.

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

        Allowance for doubtful accounts.    The Company's estimate of its allowance for doubtful accounts related to trade receivables is based on two methods. First, the Company evaluates specific accounts over 90 days outstanding and applies various levels of risk analysis to these accounts to determine a satisfactory risk category to which given percentages are applied to establish a reserve. Second, a general reserve is established for all other accounts over 90 days outstanding, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.

        Product returns.    In general, the Company follows a strict policy of duplicating the terms of its vendor or manufacturers' product return policies. However, in certain cases the Company must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations ("RMA") are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales.

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

        Inventory.    Although the Company employs a virtual inventory model that generally limits its exposure to inventory losses, with certain large customers the Company contractually obligates itself to product availability terms that require maintaining physical inventory, as well as configured product. Such inventory is generally confined to a very limited range of product that applies to specific customers or contracts. Included in the Company's inventory is product that has been returned by customers but is not acceptable as returnable by the vendor. As a result, the Company exposes itself to losses from such inventory that requires reserves for losses to be established. The Company records reserves on all returned product and inventory that is over six months old.

OVERVIEW

        The Company initially began its operations in March of 1993 as a reseller of information technology products. In fiscal 1999, the Company began offering value-added services to its customers. Gradually value-added services represented a larger percentage of total net sales, accounting for 10.5% and 8.5% of the Company's net sales in fiscal years 2002 and 2001, respectively. The gross profit margins on the value-added services that the Company currently offers are significantly higher than the gross profit margins on the Company's information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that in part offset a portion of the increased margin.

        In the Company's initial operating years, net sales increased at a compound annual growth rate of 35.1% increasing from $110.0 million in fiscal 1994 to $668.3 million in fiscal 1999. Seasonal trends were not prominent in the Company's business, although the March quarter was historically regarded as one of the least promising quarters. The past growth in net sales was principally driven by a robust economy and information technology market that accommodated the Company's business model and allowed it to expand geographically through the opening of sales offices. However, in fiscal 2000 the Company experienced its first annual decline of $173.8 million in sales due to a softer information technology market and difficulties in transitioning to a new ERP business system. Fiscal years 2002 and 2001 have continued the negative trend with declines of $108.3 and $129.1 million, respectively, in net sales. Since the December quarter of 1999, quarterly net sales consistently declined for twelve consecutive quarters when compared to prior fiscal year quarters. The quarterly rate of decline for the four quarters of the current 2002 fiscal year, while still negative, appears to be lessening to some degree with the percentage decline narrowing to a single-digit 7.7% in the September quarter as compared with increasing larger percentage declines of 29.3%, 36.4%, and, 37.1% for the earlier sequential quarters.

        In fiscal years 2001 and 2000 in response to declining sales, the Company conducted two restructurings of its sales and administrative force. Some leased sales offices were converted into virtual offices in which employees work from home-based offices with additional technical and administrative support supplied by corporate headquarters to assist field personnel in customer support.

        Operating expenses, exclusive of non-recurring charges, were $34.4 million, a continued reduction from prior year core operating expenses of $41.0 million. Non-recurring charges declined $1.7 million, which combined with the $6.6 million decline in other operating expenses lessened the impact of the $12.0 million gross profits decline and resulting in an operating loss of $6.0 million.

        Because the Company's business model involves the resale of information technology products held in inventory by certain distributors, the Company does not maintain significant amounts of inventory on hand for resale. The Company typically does not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or shipped to the Company's configuration center in Ontario, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of the Company's net sales in any quarter result from orders received in that quarter. Although the Company maintains a relatively small amount of inventory in stock for resale, it records as inventory the merchandise being configured and products purchased from distributors and shipped, but not yet received and accepted by customers.

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

        In June of 1998, firstsource corp. ("Firstsource", formerly firstsource.com and Purchase Pointe, Inc.), a wholly-owned subsidiary, began operations as an Internet based business-to-business provider of products and services. From a series of private placements of equity capital, the Company's voting interest in May 2000 dropped below 50%. With the Company not otherwise having effective control over Firstsource, the Company began accounting for its investment in its former subsidiary under the equity method of accounting. On April 10, 2001, Firstsource ceased operations entirely and all of its assets were assigned to Sherwood Partners, Inc. (unaffiliated with the Company), as an assignee for the benefit of creditors.

        In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc. ("SupplyAccess"). SupplyAccess was designed as an internet portal charging transaction fees to the seller. The Company transferred its information technology department and related computer equipment and software to SupplyAccess in exchange for a $5.5 million note receivable. No gain or loss was recognized on the transaction. Concurrently it was agreed that SupplyAccess would provide the Company with information technology services and would allow Company customers access to its fulfillment engine for the initial year for a flat quarterly fee of $500,000.

        In a series of private placements of equity capital that began in February 2000 that were undertaken to raise additional capital, the Company's voting interest was eventually reduced to 38.69%. With the Company's interest dropping below 50% and not otherwise having control over its former subsidiary, the Company began in April of 2000 accounting for its SupplyAccess investment under the equity method of accounting.

        On September 21, 2001, the Company in settlement of a dispute with SupplyAccess, agreed to pay SupplyAccess $1.1 million for the assignment and transfer of the En Pointe SAP application software and certain other listed assets. In so doing, effective October 1, 2001, the Company cancelled the balance of the note receivable from SupplyAccess of $750,000 and agreed to assume the information technology responsibilities previously assigned to SupplyAccess.

        In January 2002, a majority of the shareholders of SupplyAccess approved the transfer of the assets of SupplyAccess to a liquidator for the benefit of creditors. At the time of this transfer, En Pointe owned approximately 39% of the voting securities of SupplyAccess. In connection with the liquidation of SupplyAccess in February 2002, the Company acquired full rights to AccessPointetm as well as the intellectual rights to all of SupplyAccess software, copyrights, trade secrets and other proprietary rights.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.3	89.2	90.2

Gross profit	10.7	10.8	9.8
Selling and marketing expenses	9.2	8.2	9.2
General and administrative expenses	4.2	3.0	4.6
Non-recurring (income) charges	(0.4)	0.2	0.5

Operating loss	(2.3)	(0.6)	(4.5)
Interest expense, net	0.3	0.3	0.4
Other income, net	(0.1)	(0.1)	(0.8)
Gain on sale of assets	—	—	(0.1)
Minority interest	—	—	(0.1)

Loss before income taxes and income (losses) from affiliates	(2.5)	(0.8)	(3.9)
(Benefit) provision for income taxes	(0.9)	—	0.1
Income (losses) from affiliates	0.3	2.3	(0.1)

Net (loss) income	(1.3)%	1.5%	(3.9)%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

        NET SALES.    Net sales decreased $108.3 million, or 29.6%, to $257.0 million in fiscal 2002 from $365.3 million in fiscal 2001. The decline represents a continuation of weak capital spending by business that has been noted in the quarterly reports. While the decline in net sales has been persistent over the past eight quarters, the most severe decline of 46.1% in quarter-over-prior-year-quarter net sales occurred in the last quarter of fiscal year 2001. Following closely on the heels of that decline, the first quarter of fiscal year 2002 registered a negative 37.1%. Since the first quarter of fiscal 2002, quarter declines have moderated. For the March, June, and September quarters of fiscal 2002 the percentage declines were 36.4%, 29.3%, and 7.7% respectively.

        Product net sales decreased $104.5 million, or 31.3%, to $229.6 million in fiscal 2002 from $334.1 million in fiscal 2001. The $104.5 million decrease is exclusive of $0.4 million of miscellaneous excess credits previously granted to customers that were taken to income as a part of an ongoing process to improve customer transaction processing. Service revenues also declined $4.1 million, or 13.2%, to $27.1 million in fiscal 2002 from $31.2 million in fiscal 2001.

        For the year ended September 30, 2002, two of the Company's major customers accounted for $54.5 million or 21.2% of net sales revenues, as follows with amounts stated in millions:

	Fiscal Year 2002 Net Sales $	%	Fiscal Year 2001 Net Sales $	%
Customer 1	28.7	11.2%	28.9	7.9%
Customer 2	25.8	10.0%	60.8	16.6%

	54.5	21.2%	89.7	24.5%

        GROSS PROFIT.    The decline in net sales directly impacted gross profits, reducing gross profits by $12.0 million or 30.3% to $27.5 million in fiscal 2002 from $39.5 million for 2001. Gross profits expressed as a percentage of net sales also slid fractionally by a tenth of a percent to 10.7% in 2002 from 10.8% in 2001.

        The $12.0 million decline in gross profits can be traced to lower margins on product sales. Product gross profits decreased $10.8 million or 38.4% to $17.5 million from $28.3 million in the prior fiscal year. Expressed as a percentage of net sales, the product gross profit percentage declined from 8.5% in the prior fiscal year to 7.6%. The decline in product gross profit is attributable to more aggressive pricing policies employed for capturing market share, including large sales of Microsoft software licenses at relatively low margins, as well as a lessening in rebate income that is dependent on volume sales and manufacturer/vender availability.

        Service gross profits also fell as a result of the 13.2% decline in service revenues, registering a total decline of $1.0 million or 9.5% to $10.1 million from $11.1 million in the prior fiscal year. However, service gross profits expressed as a percentage of service revenues increased 1.5% to 37.2% from the 35.7% in the prior fiscal year.

        SELLING AND MARKETING EXPENSES.    Selling and marketing expenses decreased $6.4 million or 21.1% to $23.6 million in fiscal 2002, from $30.0 million in fiscal 2001. Most of the $6.4 million decrease, $5.9 million, relates to the reduction of commissions, salaries and wage related benefits. Since sales commissions are computed based on gross margin dollars under the Company's method of commission payment, declines in gross profits, as was experienced in the 2002 fiscal year, will directly reduce commission expense. Because declining sales volume provides less of a base for spreading certain fixed selling and marketing expenses, selling and marketing expenses when expressed as a percentage of net sales increased 1.0% to 9.2% in 2002 from 8.2% in 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses decreased a very slight $0.2 million or 2.2% to $10.8 million in fiscal 2002, from $11.0 million in fiscal 2001. A reduction in facilities related expense, including rent reduction from renegotiation of the headquarters lease contributed to the reduction in general and administrative expense. As with selling and marketing expenses, when general and administrative expenses are expressed as a percentage of net sales, such expenses show an increase of 1.2% from 3.0% to 4.2% in fiscal 2002, which can be attributable again to the decline in net sales volume.

        NON-RECURRING (INCOME) CHARGES.    Non-recurring income of $0.9 million in fiscal 2002 primarily resulted from the settlement of a litigation claim, $0.8 million. In the settled litigation claim, the Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million. In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million.

        OPERATING LOSS.    Operating loss increased $3.7 million, or 154.5%, to a loss of $6.0 million in fiscal 2002 from a $2.3 million operating loss in fiscal 2001. Although total operating expenses decreased $8.3 million in fiscal 2002 to $33.5 million from $41.8 million in fiscal 2001, the decrease was insufficient to compensate for the $12.0 million decline in gross profits. Because of declining sales volume, providing less base for spreading expenses, operating loss when expressed as a percentage of net sales increased 1.7% to 2.3% in 2002 from 0.6% in 2001.

        INTEREST EXPENSE.    Interest expense is net of interest income of $0.1 million. Interest expense incurred under the Foothill financing agreement consisted principally of 1% charges for acting as guarantor to IBMCC in order for IBMCC to provide a 30-day interest-free flooring to the Company. In addition to the 1% guarantee charge, Foothill charged from 6% to 6 3/4% per annum for float and 0.3% per annum for any unused credit line. Total interest and related charges paid to Foothill amounted to $0.2 million ($0.1 million less than the prior fiscal year). Most of the interest expense,

$0.6 million in both fiscal years 2002 and 2001, incurred by the Company represents interest expense related to the Ontario facility lease that is being treated as a financing lease and is presently carried as a long-term liability.

        INCOME (LOSSES) FROM AFFILIATES.    As a result of the deconsolidation of two previously consolidated subsidiaries (see Note 1 to the Consolidated Financial Statements), in the June quarter of 2001 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company's investment in its affiliates were recorded. Such losses were in large part reversed in fiscal 2001 and taken to income as the guarantees and obligations were removed or discharged.

        Total income from reversal of losses for the year amounted to $0.7 million, which includes $0.3 million of profit on past sales to affiliates, $0.2 million of estimated costs in transitioning information technology services the related costs for which were previously incurred and reported in operations in the first quarter of the current fiscal year, and $0.2 million for lease guarantees for one of its former affiliates. The much larger prior fiscal year income from the reversal of losses of $8.4 million included a reversal of $7.0 million of lender guarantees provided by the Company to one of its affiliates along with the reduction of information technology reserves for the resumption of information technology responsibilities and the reversal of a note reserve related to an affiliate.

        (BENEFIT) PROVISION FOR INCOME TAXES.    The Company files a consolidated federal income tax return, while for many of its state tax returns it files separately under the name of its wholly-owned sales subsidiary (En Pointe Technologies Sales, Inc.) that is qualified to do business in all fifty states. With the March 9, 2002 passage of the "Job Creation and Worker Assistance Act of 2002" tax law, the Company recognized an unanticipated net $1.5 million federal income tax benefit in the second quarter of fiscal year 2002. The tax bill allowed the Company to carry back net operating losses ("NOLs") arising from the current fiscal year as well as from the prior fiscal year to recover taxes from the two fiscal years ended September 30, 1997 and 1996 that were previously closed to such carry backs.

        The total tax benefits recognized by the Company under the new tax law were $2.8 million for the year, of which $0.9 million was from prior year NOL. Offsetting, in part, the $2.8 million of federal tax benefits for NOLs, was $0.6 million of tax expense, most of which related to a prior year amended Federal income tax return. In carrying tax losses back to prior years the Company has exhausted all of its benefits from recovery of taxes paid in prior years so that any future losses will have to be carried forward to apply to future income years. As of September 30, 2002 the Company had $8.7 million of such NOLs that may be carried forward of which $4.7 million NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since that portion of the NOL was attributable to the exercise of stock options by employees which had not been recognized as expense for financial statement purposes.

        NET (LOSS) INCOME.    A net loss of $3.4 million was realized for the current fiscal year as compared to net income of $5.4 million in the prior fiscal year. The net effect of the change from net income to net loss amounted to $8.8 million. A decrease in gross profits of $12.0 million, offset, in part, by a reduction in operating expenses of $8.3 million resulted in an operating loss change to $3.7 million. However, the $3.7 million operating loss change was further adversely impacted by $5.4 million, consisting of $7.7 million less benefits from the reversal of losses from affiliates reduced by the $2.3 million of tax benefits from the 2002 tax law change. As a percentage of net sales, the net loss was 1.3%, as compared with a net income of 1.5% in fiscal 2001.

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

        SELLING AND MARKETING EXPENSES.    Selling and marketing expenses decreased $15.4 million or 33.9% to $30.0 million in fiscal 2001, from $45.3 million in fiscal 2000. Of the $15.4 million decrease, $6.7 million of selling and marketing expenses was attributable to former subsidiaries that were reported on a consolidated basis during the first nine months of prior fiscal year but which were subsequently deconsolidated. Another $5.4 million of the decrease was wage related, in part due to restructuring, including $1.8 million from lower wage cost and $3.6 million from a decrease in sales commissions paid as a result of the decline in net sales volume. As a percentage of net sales, selling and marketing expenses decreased one full percentage point to 8.2% in 2001 from 9.2% in 2000. Most of the one percent decrease represents former subsidiaries expenses that were included in the financial results for the first nine months of the prior fiscal year before deconsolidation.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses decreased $11.8 million or 51.7% to $11.0 million in fiscal 2001, from $22.8 million in fiscal 2000. Most of the decrease, $10.7 million, is due to the deconsolidation of former subsidiaries, as noted above. As a percentage of net sales, general and administrative expenses declined from 4.6% to 3.0% in fiscal 2001, all of which was attributable to the deconsolidation.

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

        INTEREST EXPENSE.    Interest expense decreased $0.7 million, or 43.5%, to $1.0 million in fiscal 2001 from $1.7 million in fiscal 2000. Included in interest expense are portions of the lease payments related to the Ontario configuration center that is treated as a financing lease. Such lease payments amounted to $0.6 million in fiscal 2001 and fiscal 2000. The decrease in interest expense was due mainly to the decline in borrowing under the credit lines, due to declining sales volumes. While interest charged under the Company's lines of credit increased in April 2000 from .25% under prime to 2% over prime, or 2.25%, the prime rate declined 3% during the fiscal year to compensate in large part for the increase in rates. As a result, the Company's weighted average borrowing rate increased only slightly to 9.1% from 8.5% in the prior year.

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

        PROVISION FOR INCOME TAXES.    Because the loss reversal income from affiliates of $8.3 million is not subject to tax, and tax adjustments for other differences between book and tax are inconsequential, the Company estimates a $2.6 million tax NOL for the 2001 fiscal year. Since there are no longer any open prior years with taxable income to which the NOL may be carried back, no benefit has been recognized for the current year tax loss. The current provision for income taxes relates to certain minimum state income and franchise taxes.

        NET INCOME (LOSS).    Net income was $5.4 million as compared to a net loss of $19.4 million in the prior fiscal year. The improvement in earnings is due to the $8.4 million loss reversal income from affiliates and the $29.1 million decrease in operating expenses. As a percentage of net sales, net income was 1.5%, as compared with a net loss of 3.9% in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2002 operating activities provided cash totaling $0.9 million compared with $31.8 million in the prior fiscal year. The major factor for the $30.9 million reduction in cash provided from operations was from a greater $42.0 million reduction in accounts receivable experienced in fiscal 2001, than was achieved in fiscal 2002, attributable, in large part, to the sharp 46.0% decline in fiscal 2001 fourth quarter net sales from those of the prior fiscal year's quarter.

        The Company's accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2002 and 2001, was $31.7 million and $36.8 million, respectively. The number of days' sales outstanding in accounts receivable increased to 45 days from 37 days, as of September 30, 2002 and 2001, respectively. However, when computing the number of days' sales outstanding in accounts receivable on fourth quarter fiscal 2002 net sales, such number decreased to 47 days, compared to 51 days in the prior fiscal year.

        Investing activities used cash totaling $0.9 million for fiscal 2002 which is relatively unchanged from the $0.9 million in the prior fiscal year. The cash used from investing activities in fiscal 2002 was for the acquisition of property and equipment.

        Financing activities provided net cash totaling $3.1 million in fiscal 2002, while using cash of $31.9 million in fiscal 2001. The cash provided in fiscal 2002 was chiefly from net borrowings of $3.0 million under the Company's lines of credit while the primary use of cash from financing activities in fiscal 2001 was to pay down $31.8 million on the Company's lines of credit that resulted from the $42.0 million reduction in accounts receivable.

        As of September 30, 2002, the Company had approximately $4.6 million in cash and working capital of $16.8 million. The Company has a three-year $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") that expires on December 28, 2004. The credit facility is collateralized by accounts receivable and all other assets of the Company. In addition, IBM Credit Corporation ("IBMCC") continued to provide the Company with a 30-day interest-free inventory flooring financing for up to $20.0 million under a separate one-year agreement expiring on December 28, 2003. As of September 30, 2002, most of the Company's borrowings under its credit lines were concentrated in the $12.4 million borrowings outstanding under its IBMCC 30-day interest-free flooring agreement. The Company had additional borrowing capacity of approximately $7.6 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. Borrowings under both lending agreements are collateralized by substantially all of the Company's assets. In addition, the lines of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2002 the Company was in compliance with all of the loan covenants.

        Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge provision on the average outstanding balances owing to IBMCC. The Foothill agreement initially provided for a maximum interest rate of one and a half percent over the prime rate with any reduction in interest rates being dependent upon the Company meeting certain earnings targets. Under a July 30, 2002 amendment to the Foothill agreement discussed below, the maximum rate for interest, which is based on certain targets related to "earnings before interest, taxes, depreciation and amortization ("EBITDA"), was increased by 0.5% to prime rate plus 2.00% or the LIBOR rate plus 4.25%.

        In its June fiscal 2002 quarter, the Company estimated that it was possible that if the loss trends noted in and through such quarter continued, that the Company would be unable to meet its June 2002 quarter EBITDA covenants under its existing lines of credit with Foothill and IBMCC, respectively, and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit to ease the EBITDA covenant requirements and signed an amendment to the loan agreement with Foothill on July 30, 2002 and then subsequently with IBMCC on August 6, 2002. Under the new covenants for both loan agreements, the EBITDA for the nine months ended June 30, 2002 could not exceed a negative $3.0 million. Thereafter, EBITDA is measured on a cumulative rolling four quarter basis ending on the last day of each fiscal quarter, with the

September 30, 2002 quarter being set at a negative $3.8 million, the December 31, 2002 quarter a negative $2.3 million, the March 31, 2003 quarter a negative $1.5 million, the June 30, 2003 quarter a positive $1.2 million, the September 30, 2003 quarter a positive $2.5 million, and all fiscal quarters thereafter remaining at the same positive $2.5 million. Two other financial covenants that were previously in place, tangible net worth of $17.0 million and an annual limitation on maximum asset acquisitions of $1.2 million, remained the same.

        On November 21, 2002 IBMCC extended their $20.0 million interest-free flooring financing agreement through December 28, 2003. Under terms of the amendment, IBMCC added a provision that limits on hand inventory flooring amounts to $3.0 million, which the Company believes is adequate for its anticipated on-hand inventory needs.

        As reflected in the financial statements contained in Part IV, Item 15, the Company has experienced declining sales and losses from operations in each of the last three fiscal years ended September 30, 2002. Sales declines of approximately $34.2 million and operating losses of approximately $10.0 million in fiscal 2000 were attributable to the activities of former subsidiaries which have since been deconsolidated—see Note 2 "Investment in Affiliates." Management believes that, with the exception of the amounts related to the deconsolidated former subsidiaries, the remainder of the Company's sales declines and losses are primarily attributable to an industry-wide decline in information technology spending.

        In order to counter the sales and profitability declines, the Company completed two restructurings in fiscal years 2001 and 2000 in which certain fixed occupancy and payroll costs were reduced. In addition, in the second quarter of fiscal 2002, there was a change in certain key executives. As part of that change, the Chairman and CEO returned to his former position as President of the Company with responsibility for day-to-day operations. In addition, the Company rehired its former Senior Vice President of Sales and certain senior sales employees who had previously worked at the Company. The new management team has taken the following actions intended to increase sales and improve profitability:

  a)
  Refocused the Company's sales strategy back to an aggressive personal face to face selling model by hiring 55 new account executives (an increase of approximately 125% from the number of account executives employed prior to the change in management) and implementing more robust processes for managing account executives' performance against sales quotas;

  b)
  Reasserted the Company's focus on selling managed services which have higher gross margins than product sales;

  c)
  Qualified the Company as a "minority-owned business" in order to provide it with enhanced sales opportunities for certain public and private sector customers whose procurement policies provide preferences to minority-owned businesses;

  d)
  Committed the Company to a strategy of acquiring targeted smaller competitors where the Company believes that the acquisition will be immediately accretive to earnings and the Company has the opportunity to complete the acquisition at an affordable price. As discussed in Note 16, on October 11, 2002, the Company acquired Tabin Corporation, a Chicago-based value-added reseller.

        As discussed above, the Company has a $30 million line of credit agreement with Foothill Capital Corporation ("Foothill"), which expires in December 2004. The Company also has a $20 million inventory flooring agreement with IBM Credit Corporation ("IBMCC"), which expires on December 28, 2003. Borrowings under the inventory flooring agreement serve to reduce the availability of financing available under the line of credit agreement. Management believes that the financing available to the Company under these credit agreements, together with its own working capital resources (at September 30, 2002, the Company had net working capital of approximately $16.8 million) will provide the Company with sufficient working capital to finance its operations through at least the next fiscal year.

        Also as discussed above, both the Foothill and IBMCC agreements contain certain restrictive covenants requiring, among other things, the maintenance of specified levels of tangible net worth and the attainment of specified amounts of profitability. Management believes that the operating plans it has implemented will enable it to maintain compliance with its covenants through at least September 30, 2003. However, there can be no assurance that management's plans will be successful in improving the Company's sales and profitability. If the Company is unable to maintain compliance with its loan covenants and if such noncompliance is not waived by the lenders, the working capital line of credit and flooring line could be revoked prior to their expiration dates. In such eventuality, management believes that it has sufficient working capital to enable it to continue to operate through at least September 30, 2003. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement—Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company must adopt this standard on January 1, 2003. Management is currently assessing the impact of the standard.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company presently has very limited exposure to market risk from changes in interest rates from borrowings under its lines of credit. The Company's primary working capital financing agreement is with Foothill. While Foothill's lending agreement provides for interest at a maximum rate of 2% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings. For the guarantee to IBMCC, Foothill charges the Company a 1% on outstanding balances. Through judicious use of its IBMCC interest-free flooring, the Company has been able to largely limit its interest charges to 1% on borrowings in fiscal year 2002. Because of the Company's ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be no financial impact upon the Company for the incremental increase, so long as the Company is successful in limiting its borrowing to its $20 million 30-day interest-free flooring. Borrowings in excess of $20 million would, of course, be subject to Foothill's borrowing rate of 2% over prime (with the prime rate at 4.75% as of September 30, 2002 and subsequently lowered to 4.25% effective November 7, 2002).

        The Company is also committed to off-balance sheet obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes. The Company has no commercial paper, derivatives, swaps, hedges, joint ventures and/or partnerships, or currency fluctuation to disclose and evaluate for market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 2003 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" and "CERTAIN TRANSACTIONS" from the Company's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic filings under the Exchange Act of 1934. No significant changes in En Pointe's internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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

  (b)
  Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K dated October 11, 2002 to report that En Pointe Technologies had completed the purchase of certain assets of Tabin Corporation, a Chicago-based regional value-added reseller. Assets purchased consisted of $220,000 for inventory and fixed assets and $700,000 for intangible assets, primarily customer relationships. Up to an additional $300,000 may be paid if certain operating targets are achieved in the four-month period ending February 28, 2003. The shareholders of Tabin Corporation may also receive additional earn-out payments based upon achieving certain profitability targets over the two-year period beginning November 1, 2002. The purchase price of $920,000 was paid in cash. Along with the acquisition of these assets, En Pointe hired approximately 40 former Tabin sales, service and operations personnel.

En Pointe Technologies, Inc.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
En Pointe Technologies, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 25, 2002

En Pointe Technologies, Inc.

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,
	2002	2001
ASSETS:
Current assets:
Cash	$4,629	$1,584
Restricted cash	70	76
Accounts receivable, net of allowance for returns and doubtful accounts of $1,644 and $2,602, respectively	31,748	36,845
Inventories, net of allowances of $147 and $1,069, respectively	5,611	6,396
Recoverable taxes	1,800	1,842
Prepaid expenses and other current assets	789	1,216

Total current assets	44,647	47,959
Property and equipment, net of accumulated depreciation and amortization	7,002	7,843
Other assets	551	213

Total assets	$52,200	$56,015

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$9,860	$8,252
Borrowings under lines of credit	12,421	9,440
Accrued legal	108	2,195
Accrued employee compensation and benefits	2,524	3,149
Other accrued liabilities	1,359	2,748
Deferred service revenues	1,083	1,585
Other current liabilities	446	361

Total current liabilities	27,801	27,730
Long term liability	5,433	5,431
Losses in excess of investment in unconsolidated affilitates	143	817

Total liabilities	33,377	33,978

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.001 par value: Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value: Shares authorized—40,000,000—2002; 6,721,827 shares issued and 6,719,875 outstanding; 2001; 6,656,708 shares issued and 6,554,708 outstanding	7	7
Additional paid-in capital	41,241	41,182
Unearned compensation	—	(16)
Treasury stock, at cost; 1,952 shares and 102,000 shares in 2002 and 2001, respectively	(4)	(214)
Accumulated deficit	(22,421)	(18,922)

Total stockholders' equity	18,823	22,037

Total liabilities and stockholders' equity	$52,200	$56,015

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2002	2001	2000
Net sales
Product	$229,967	$334,104	$464,175
Service	27,076	31,176	30,246

Total net sales	257,043	365,280	494,421

Cost of sales
Product	212,512	305,761	426,496
Service	16,993	20,031	19,369

Total cost of sales	229,505	325,792	445,865

Gross profit
Product	17,455	28,343	37,679
Service	10,083	11,145	10,877

Total gross profit	27,538	39,488	48,556
Selling and marketing expenses	23,631	29,957	45,308
General and administrative expenses	10,783	11,026	22,830
Non-recurring (income) charges	(918)	846	2,717

Operating loss	(5,958)	(2,341)	(22,299)
Interest expense, net	686	970	1,718
Other income, net	(364)	(269)	(349)
Gain on sale of assets		(95)	(3,938)
Minority interest	—	—	(512)

Loss before income taxes and income (losses) from affiliates	(6,280)	(2,947)	(19,218)
(Benefit) provision for income taxes	(2,182)	86	(535)
Income (losses) from affiliates	674	8,392	(702)

Net (loss) income	$(3,424)	$5,359	$(19,385)

Net (loss) income per share:
Basic	$(0.51)	$0.81	$(3.02)

Diluted	$(0.51)	$0.80	$(3.02)

Weighted average shares and share equivalents outstanding:
Basic	6,666	6,597	6,419

Diluted	6,666	6,685	6,419

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Common Stock					(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital	Treasury Stock	Unearned Compensation
	Shares	Amount					Total
Balance at September 30, 1999	6,076	$6	$36,896	$—	$(1,486)	$(4,332)	$31,084
Issuance of common stock under stock option and stock purchase plans	404	1	3,375	—	—	—	3,376
Issuance of common stock on exercise of warrants	49	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(1,000)	—	—	(1,000)
Treasury stock issued under stock plans	—	—	(312)	482	—	(170)	—
Income tax benefits related to stock options	—	—	883	—	—	—	883
Effect of deconsolidation	—	—	63	—	1,486	—	1,549
Net loss	—	—	—	—	—	(19,385)	(19,385)

Balance at September 30, 2000	6,529	7	40,905	(518)	—	(23,887)	16,507
Issuance of common stock under stock option and stock purchase plans	127	—	225	—	—	—	225
Deferred compensation	—	—	52	—	(52)	—	—
Amortization of deferred compensation	—	—	—	—	36	—	36
Treasury stock purchased	—	—	—	(253)	—	—	(253)
Treasury stock issued under stock plans	—	—	—	557	—	(394)	163
Net income	—	—	—	—	—	5,359	5,359

Balance at September 30, 2001	6,656	$7	$41,182	$(214)	$(16)	$(18,922)	$22,037
Issuance of common stock under stock purchase plan	65	—	59	—	—	—	59
Amortization of deferred compensation	—	—	—	—	16	—	16
Treasury stock issued under stock plans	—	—	—	210	—	(75)	135
Net loss	—	—	—	—	—	(3,424)	(3,424)

Balance at September 30, 2002	6,721	$7	$41,241	$(4)	$—	$(22,421)	$18,823

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2002	2001	2000
Net (loss) income	$(3,424)	$5,359	$(19,385)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,818	1,414	2,278
Gain on disposal of assets	—	(95)	(3,938)
Loss on disposal of assets related to restructuring	—	220	605
Allowance for doubtful accounts	514	504	2,212
(Reduction) allowance for returns and other allowances	(280)	(316)	25
(Reduction) allowance for inventory obsolescense	(249)	450	249
Deferred taxes	—	—	(119)
Amortization of deferred compensation	16	36	—
Minority interest in loss of subsidiary	—	—	(512)
Loss reversal income from affiliates	(674)	(8,341)	—
Changes in operating assets and liabilities:
Restricted cash	6	(3)	(3)
Marketable securities	—	—	63
Accounts receivable	4,787	41,989	14,620
Inventories	1,034	2,450	(1,101)
Recoverable taxes	42	(422)	249
Prepaid expenses and other current assets	427	287	(1,249)
Other assets	(338)	58	153
Accounts payable, trade	1,608	(7,379)	(956)
Accrued expenses	(4,008)	(1,792)	1,455
Other current liabilities and deferred revenues	(417)	(2,652)	4,048
Losses in excess of investments in unconsolidated affiliates	—	—	10,601

Net cash provided by operating activities	862	31,767	9,295

Proceeds from sale of property	—	28	—
Proceeds from sale of investment	—	—	10,700
Proceeds from notes receivable from affiliates	—	368	2,205
Purchase of property and equipment	(901)	(1,261)	(2,877)
Net equity in deconsolidated subsidiaries	—	—	(9,569)
Reduction in cash due to deconsolidation	—	—	(22,603)

Net cash used by investing activities	(901)	(865)	(22,144)

Net borrowings (repayments) under lines of credit	2,981	(31,758)	(16,581)
Net proceeds from sale of shares in subsidiary	—	—	22,656
Payment on notes payable	(91)	(86)	(306)
Net proceeds from sale of common stock under employee plans	194	163	3,376
Treasury stock purchases	—	(253)	(518)

Net cash provided (used) by financing activities	3,084	(31,934)	8,627

Increase (decrease) in cash	3,045	(1,032)	(4,222)
Cash at beginning of year	1,584	2,616	6,838

Cash at end of year	$4,629	$1,584	$2,616

Supplemental disclosures of cash flow information:
Interest paid	$741	$1,073	$2,308

Income taxes (refunded) paid	$(1,767)	$6	$(1,519)

Supplemental schedule of non-cash financing and investing activities:
Cancellation of note receivable from affiliate in exchange for assets		$750

Tax benefit related to stock options			$883

Unrealized gain on equity holdings by former subsidiary			$577

Securities received in exchange for stock by former subsidiary			$9,000

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Consolidated Financial Statements

1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        The Company is a reseller of information technology products and a provider of value-added services to large and medium sized companies and government entities with sales and service personnel in 22 markets located throughout the United States. The Company is headquartered in El Segundo, California and was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.

LIQUIDITY AND MANAGEMENT PLANS

        As reflected in the accompanying financial statements, the Company has experienced declining sales and losses from operations in each of the last three fiscal years ended September 30, 2002. Sales declines of approximately $34.2 million and operating losses of approximately $10.0 million in fiscal 2000 were attributable to the activities of former subsidiaries which have since been deconsolidated—see Note 2 "Investment in Affiliates." Management believes that, with the exception of the amounts related to the deconsolidated former subsidiaries, the remainder of the Company's sales declines and losses are primarily attributable to an industry-wide decline in information technology spending.

        In order to counter the sales and profitability declines, the Company completed two restructurings in fiscal years 2001 and 2000 in which certain fixed occupancy and payroll costs were reduced. In addition, in the second quarter of fiscal 2002, there was a change in certain key executives. As part of that change, the Chairman and CEO returned to his former position as President of the Company with responsibility for day-to-day operations. In addition, the Company rehired its former Senior Vice President of Sales and certain senior sales employees who had previously worked at the Company. The new management team has taken the following actions intended to increase sales and improve profitability:

  a)
  Refocused the Company's sales strategy back to an aggressive personal face to face selling model by hiring 55 new account executives (an increase of approximately 125% from the number of account executives employed prior to the change in management) and implementing more robust processes for managing account executives' performance against sales quotas;
  b)
  Reasserted the Company's focus on selling managed services which have higher gross margins than product sales;
  c)
  Qualified the Company as a "minority-owned business" in order to provide it with enhanced sales opportunities for certain public and private sector customers whose procurement policies provide preferences to minority-owned businesses;
  d)
  Committed the Company to a strategy of acquiring targeted smaller competitors where the Company believes that the acquisition will be immediately accretive to earnings and the Company has the opportunity to complete the acquisition at an affordable price. As discussed in Note 16, on October 11, 2002, the Company acquired Tabin Corporation, a Chicago-based value-added reseller.

        As of September 30, 2002, the Company had approximately $4.6 million in cash and working capital of $16.8 million. As discussed in Note 3, the Company has a three-year $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") that expires on December 28, 2004. The credit facility is collateralized by accounts receivable and all other assets of the Company. In addition, IBM Credit Corporation ("IBMCC") continued to provide the Company with a 30-day interest-free inventory flooring financing for up to $20.0 million under a separate one-year agreement expiring on December 28, 2003. Borrowings under the inventory flooring agreement serve to reduce the availability of financing available under the line of credit agreement. As of September 30, 2002, most of the Company's borrowings under its credit lines were concentrated in the $12.4 million borrowings outstanding under its IBMCC 30-day interest-free flooring agreement. The Company had additional borrowing capacity of approximately $7.6 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. Borrowings under both lending agreements are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line.

        In its June fiscal 2002 quarter, the Company estimated that it was possible that if the loss trends noted in and through such quarter continued, that the Company would be unable to meet its June 2002 quarter EBITDA covenants under its existing lines of credit with Foothill and IBMCC, respectively, and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit to ease the EBITDA covenant requirements and signed an amendment to the loan agreement with Foothill on July 30, 2002 and then subsequently with IBMCC on August 6, 2002. Under the new covenants for both loan agreements, the EBITDA for the nine months ended June 30, 2002 could not exceed a negative $3.0 million. Thereafter, EBITDA is measured on a cumulative rolling four quarter basis ending on the last day of each fiscal quarter, with the September 30, 2002 quarter being set at a negative $3.8 million, the December 31, 2002 quarter a negative $2.3 million, the March 31, 2003 quarter a negative $1.5 million, the June 30, 2003 quarter a positive $1.2 million, the September 30, 2003 quarter a positive $2.5 million, and all fiscal quarters thereafter remaining at the same positive $2.5 million. Two other financial covenants that were previously in place, tangible net worth of $17.0 million and an annual limitation on maximum asset acquisitions of $1.2 million, remained the same. At September 30, 2002 the Company was in compliance with all of the loan covenants. Management believes that the operating plans it has implemented will enable it to maintain compliance with its covenants through at least September 30, 2003.

        Management believes that the financing available to the Company under these credit agreements, together with its own working capital resources (at September 30, 2002, the Company had net working capital of approximately $16.8 million) will provide the Company with sufficient working capital to finance its operations through at least the next fiscal year. However, there can be no assurance that management's plans will be successful in improving the Company's sales and profitability. If the Company is unable to maintain compliance with its loan covenants and if such noncompliance is not waived by the lenders, the working capital line of credit and flooring line could be revoked prior to their expiration dates. In such eventuality, management believes that it has sufficient working capital to enable it to continue to operate through at least September 30, 2003. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

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

        In November 1999, the Company formed a new subsidiary, SupplyAccess, Inc. ("SupplyAccess"), to address the larger corporate customers' needs to find product on the internet at the most favorable prices. SupplyAccess was designed as an internet portal charging transaction fees to the seller. The Company transferred its Information Technology department and related computer equipment and software to SupplyAccess in exchange for a $5.5 million note receivable. There was no gain or loss recognized on this transaction. Concurrently it was agreed that for a flat quarterly fee of $500,000 SupplyAccess would provide the Company with information technology services and would allow Company customers access to its fulfillment engine. During the years ended September 30, 2001 and 2000, the Company paid SupplyAccess $1,977,341 and $2,000,000, respectively, for such information technology services.

        In February 2000, SupplyAccess completed an initial private placement of 12,000,000 shares of convertible preferred stock at $1.50 per share, which reduced the Company's voting interest to 54%. In addition, in April 2000, SupplyAccess completed a supplemental private placement of 5,088,318 shares of convertible preferred stock at $1.50 per share that reduced the Company's voting interest to 45.10%. Two subsequent private placements of 5,196,000 shares of convertible preferred stock at $1.50 per share reduced the Company's voting interest even further to 38.65%. Effective April 4, 2000, because the Company's voting interest in SupplyAccess dropped below 50% and the Company did not otherwise have control over SupplyAccess, the Company began to account for its investment in SupplyAccess under the equity method of accounting.

        During the periods prior to the reduction in the Company's voting interest to below 50%, the Company consolidated the operating results and assets and liabilities of Firstsource and SupplyAccess. At the dates of deconsolidation, the Company did not recognize the gain of approximately $10.0 million resulting from the accumulated losses recognized in excess of the Company's ownership interest in the former subsidiaries. The gain was deferred due primarily to the Company's continued guarantee of certain debt obligations and other commitments, which were considered to be an increase in the Company's investment basis ("adjusted basis") under the equity method of accounting

INVESTMENT IN UNCONSOLIDATED AFFILIATES

        The Company had recognized accumulated losses in excess of the Company's ownership interest in the former subsidiaries during the periods in which the former subsidiaries were consolidated. As of September 30, 2002 and 2001, the Company's adjusted basis under the equity method of accounting had been reduced to zero. In accordance with the equity method of accounting, the Company suspended recognition of equity method losses after its adjusted basis was reduced to zero. Any future losses generated were monitored but not reported. Equity method income is recognized in future periods only after the Company's share of equity method income equals previously unreported equity method losses accumulated during periods in which recognition of equity method losses were suspended. During the years ended September 30, 2002, 2001 and 2000, the Company recognized income from reversal of excess losses previously recognized and equity in (losses) from affiliates of $674,000, $8,392,000 and ($702,000), respectively.

        Both affiliates have discontinued operations. On April 10, 2001, Firstsource ceased operations entirely and all of its assets were assigned to Sherwood Partners, Inc., (unaffiliated with the Company), as an assignee for the benefit of creditors. In January 2002, a majority of the shareholders of SupplyAccess approved the transfer of the assets of SupplyAccess to a liquidator for the benefit of creditors.

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

REVENUE RECOGNITION

        Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less estimated volume purchase incentives and other purchase rebates that are generally applicable to specific customers received by the Company from its vendors.

CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

RESTRICTED CASH

        Restricted cash at September 30, 2002 and 2001 represents deposits maintained for certain government tax agencies.

INVENTORIES

        Inventories consist principally of merchandise being configured for customer orders and merchandise purchased by the Company, that has been drop shipped, but not yet received and accepted by the customer and are stated at the lower of cost (specific identification method) or market.

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

LONG-LIVED ASSETS

        The carrying value of long-term assets is periodically reviewed by management and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. There were no such impairment losses for the years ended September 30, 2002, 2001 and 2000.

ADVERTISING

        The Company reports the costs of all advertising in the periods in which those costs are incurred.

        For the fiscal years ended September 30, 2002, 2001, and 2000 advertising expense was approximately $349,000, $299,000, $3,343,000, respectively.

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

        Those customers that accounted for more than 10% of net sales were as follows with their respective percentage of outstanding accounts receivable at fiscal year end:

	Years Ended September 30, and as of September 30,
	2002		2001		2000
	% Net Sales	% Trade Receivables	% Net Sales	% Trade Receivables	% Net Sales	% Trade Receivables
Customer 1	11	16	8	8	—	—
Customer 2	10	10	17	15	13	21

	21	26	25	23	13	21

        No other single customer accounted for 10% or more of net sales.

        The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations. For the year ended September 30, 2002 and 2001, purchases from three vendors accounted for 63% and 48% of total purchases, respectively.

TREASURY STOCK

        The Company uses the specific identification method for accounting for treasury stock. During the 2001 fiscal year, the Company purchased 120,000 shares for $253,000, and subsequently, issued 64,000 shares for employee stock benefit plans for $163,000. During the 2002 fiscal year, the Company issued 100,000 additional shares for employee stock benefit plans for $135,000. At September 30, 2002 and 2001, there remained approximately 2,000 and 102,000 treasury shares, respectively, with a cost of $4,000 and $214,000, respectively.

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

EARNINGS PER SHARE

        Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss)

income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, consisting of stock options, are not included in the calculation to the extent they are antidilutive.

COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income." establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 2002, 2001 and 2000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 141 and No. 142 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement—Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company must adopt this standard on January 1, 2003. Management is currently assessing the impact of the standard.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

2    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	September 30,
	2002	2001
Computer equipment and software	$8,101	$8,072
Office equipment and other	924	1,306
Leasehold improvements	434	474
Capitalized lease (see Note 6)	5,073	5,073

	14,532	14,925
Less: Accumulated depreciation and amortization	(7,530)	(7,082)

	$7,002	$7,843

        Depreciation and amortization expense was $1,818,000, $1,414,000 and $2,278,000 for the years ended September 30, 2002, 2001, and 2000 respectively.

3    LINES OF CREDIT

        At September 30, 2002 and 2001, the Company had outstanding borrowings of $12,421,000 and $9,440,000, respectively, under lines of credit with various financial institutions.

        At September 30, 2002 and 2001, the line of credit agreements provide financing for cash advances and flooring of up to $30 million and $35 million, respectively. Included as a separate lending agreement within the Company's $30 million line is a $20 million flooring agreement that provides an interest-free period of approximately 30 days, depending on the product sold.

        Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2002 the Company was in compliance with the various debt covenants contained in financing agreement.

        In the prior fiscal year, the Company's $35 million dollar line of credit was with IBMCC and expired on September 30, 2001, but was extended to January 31, 2002. On December 28, 2001, the Company entered into a $30 million line of credit agreement for three years with Foothill. As part of a separate one-year agreement entered into on the same date, IBMCC continued to provide the Company with a 30-day interest free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC. The minimum variable interest rate was originally floored at 6.00% per annum and at the option of the Company could be based on prime rate or LIBOR rate. The Foothill agreement originally provided for a maximum interest rate of 1.5% over the prime rate with lesser interest rates dependent upon the Company's quarterly EBITDA earnings exceeding certain targets.

        On July 30, 2002, the Company renegotiated its lines of credit to ease its EBITDA covenant requirements and signed an amendment to the loan agreement with Foothill and then signed a like amendment subsequently with IBMCC on August 6, 2002.

        On November 25, 2002 IBMCC extended their $20.0 million interest-free flooring through December 28, 2003. Under terms of the amendment, IBMCC added a provision that limits on-hand inventory flooring amounts to $3.0 million, which the Company believes is adequate for its anticipated on-hand inventory needs.

        The prime rate of interest was 4.75%, and 6.50% at September 30, 2002 and 2001, respectively, and the weighted average interest rates incurred under line of credit borrowings for the years ended September 30, 2002, 2001 and 2000 were 1.00%, 9.11%, and 8.49%, respectively. The 1.00% weighted average interest rate for the 2002 fiscal year, resulted from most borrowings being financed under the IBMCC interest-free flooring agreement whereby Foothill is paid 1% for its guarantee to IBMCC of the Company's borrowings. Interest expense, the majority of which was for the Ontario facility lease (See Note 6) for the years ended September 30, 2002, 2001 and 2000 was $823,000, $1,002,000, and $2,308,000 respectively.

4    NON-RECURRING INCOME AND CHARGES

        Non-recurring income of $0.9 million primarily resulted from the settlement of a litigation claim, $0.8 million. In the settled litigation claim, the Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million. In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million

        Non-recurring charges of $0.8 million for the fiscal year ended September 30, 2001 include restructuring charges of $1.8 million, a legal settlement of $0.2 million, less reversal of plaintiff legal fees that were recorded in the prior year as a result of an adverse judgment of $1.2 million (See Note 13). Non-recurring charges for the fiscal year ended September 30, 2000 include a provision for litigation of $1.1 million related to an adverse judgment received on a legal matter (see Note 13), and restructuring charges of $1.5 million.

        In June 2001, the Company underwent its second restructuring, part of its plan to convert from fixed sales offices to virtual sales offices. In executing the restructure, the workforce was reduced by sixty-four employees and nine rental locations were either closed and converted to virtual sales locations or were reduced in size.

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

        The following table summarizes the restructuring charges and the remaining reserves associated with the restructuring:

	Beginning Accrual October 1, 2001	Expensed (Adjusted) Through September 30, 2002	Cash Payments	Remaining Accrual September 30, 2002
	(In Thousands)
Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	1,263	(70)	990	203

	$1,263	$(70)	$990	$203

	Beginning Accrual October 1, 2000	Expensed Through September 30, 2001	Cash Payments	Remaining Accrual September 30, 2001
	(In Thousands)
Separation costs for terminated employees	$19	$175	$194	$—
Facilities closing and downsizing	165	1,701	603	1,263

	$184	$1,876	$797	$1,263

	Beginning Accrual October 1, 1999	Expensed Through September 30, 2000	Cash Payments	Remaining Accrual September 30, 2000
	(In Thousands)
Separation costs for terminated employees	$—	$928	$909	$19
Facilities closing and downsizing	—	616	451	165

	$—	$1,544	$1,360	$184

5    GAIN ON SALE OF ASSETS

        In fiscal 2000, in conjunction with a former subsidiary's private placement, marketable securities were acquired that produced a gain of $3,938,000 upon sale. The securities were acquired on February 23, 2000 with a cost basis of $6,800,000.

6    SALE-LEASEBACK OF ONTARIO FACILITY

        On June 24 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent is $544,000 the first year with 3% increases in each of the following 15 years. The terms of the lease permit the Company to terminate the lease, at no cost or penalty, at the end of the seventh and tenth year.

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

        The aggregate non-cancellable and annual future minimum lease payments and income from sublease for the term up to which the Company may terminate the lease for the Ontario facility are as follows (in thousands):

	Minimum Lease Payments	Sublease Income
2003	$662	$26
2004	675	—
2005	689	—
2006	465	—

Total	$2,491	$26

        For the year ended September 30, 2002, 2001 and 2000, Ontario facility rent expense, which is characterized as a financing lease under SFAS No. 98, was approximately $558,000, $568,000 and $551,000, respectively.

7    EMPLOYEE BENEFIT PLAN

        The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

8    INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2002	2001	2000
Current:
Federal	$(2,227)	$—	$(368)
State	45	86	(48)

	(2,182)	86	(416)

Deferred:
Federal	—	—	(119)
State	—	—	—

	—	—	(119)

	$(2,182)	$86	$(535)

        The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before (benefit) provision for income taxes as follows:

	Year Ended September 30,
	2002	2001	2000
Federal statutory rate	(35)%	34%	(34)%
State taxes, net of federal benefits	1	2	—
Expenses not deductible	—	—	22
Losses providing no tax benefits	7	—	23
Minority interest	—	—	1
Net operating loss carryback	—	—	7
Affilate income not subject to tax	(4)	(52)	—
Benefit from tax law change related to prior fiscal years	(8)	—	—
Valuation allowances	—	18	(22)

	(39)%	2%	(3)%

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of $5.8 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Accounts receivable and allowance for returns	$836	$1,590
Expenses not currently deductible	814	1,338
Depreciation	523	350
Affiliate losses not currently deductible	54	310
Federal net operating loss	3,062	2,565
State net operating loss	550	—

	5,839	6,153

Deferred tax liabilities:
Discount on receivables	—	(303)
Depreciation	—	—

	—	(303)

Net deferred tax asset	5,839	5,850
Valuation allowance	(5,839)	(5,850)

Deferred tax liability/asset	$—	$—

        The Company has the following Federal net operating losses ("NOL") available:

Year NOL Incurred	NOL Amount	Expiration Date
	(in thousands)
2000	$4,713	2020
2002	4,036	2022

	$8,749

        Since the fiscal 2000 NOL is attributable to the exercise of stock options by employees, any realization of income tax benefits from the $4.7 million NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

9    COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities and various types of office equipment. These leases extend over a period of up to five years, many of which contain renewal options and/or escalation clauses. These are accounted for as operating leases. Estimated future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2002 were approximately as follows (in thousands):

2003	$1,114
2004	692
2005	531
2007	627
2006	184

$3,148

        Rent expense for the years ended September 30, 2002, 2001, and 2000 under all operating leases was approximately $2,072,000, $1,794,000 and $2,273,000 respectively.

10    EARNINGS PER SHARE AND PREFERRED STOCK

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001	2000
Net income (loss)	$(3,424)	$5,359	$(19,385)

Denominator:
Weighted-average shares outstanding	6,666	6,597	6,419
Effect of dilutive securities:
Dilutive potential of options and warrants	—	88	—

Weighted-average shares and share equivalents outstanding	6,666	6,685	6,419

Basic income (loss) per share	$(0.51)	$0.81	$(3.02)

Diluted income (loss) per share	$(0.51)	$0.80	$(3.02)

        The dilutive potential of stock options, which include 5,819 shares and 324,004 shares, respectively, for the years ended September 30, 2002 and 2000, has been excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

        The Company has an anti-takeover provision that grants its Board of Directors the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of the outstanding voting stock of the Company. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the market price of its common stock.

11    STOCK OPTIONS

        In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. As of September 30, 2002 and 2001, the shares available for grant under the plan were 892,606 and 512,985, respectively.

        The following is a summary of stock option activity:

	Non-Qualified	Incentive	Total Exercise Value (In Thousands)	Price Range Per Share
Outstanding at September 30, 1999	76,501	819,307	$6,741	$4.62	-	$10.45
Granted	10,000	100,250	1,589	$12.50	-	$36.40
Exercised	(69,834)	(298,909)	(2,872)	$4.63	-	$10.25
Cancelled	—	(57,136)	(434)	$6.31	-	$12.25

Outstanding at September 30, 2000	16,667	563,512	5,024	$4.62	-	$36.40
Granted	880,000	377,250	2,430	$1.25	-	$7.37
Exercised	(9,000)	(161)	(15)	$1.56	-	$6.50
Cancelled	—	(181,541)	(1,350)	$1.94	-	$12.25

Outstanding at September 30, 2001	887,667	759,060	6,089	$1.25	-	$36.40
Granted	250,000	90,000	505	$1.19	-	$3.37
Exercised		(25,000)	(48)			$1.94
Cancelled	(566,000)	(153,711)	(1,503)	$1.56	-	$12.25

Outstanding at September 30, 2002	571,667	670,349	5,043	$1.25	-	$36.40

	Options Exercisable	Weighted Average Exercise Price	Remaining Contractual Life
September 30, 2000	301,588	$8.24	6.80
September 30, 2001	523,099	$5.64	7.98
September 30, 2002	635,151	$5.42	7.22

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended September 30,
	2002	2001	2000
Net (loss) income as reported	$(3,424)	$5,359	$(19,385)
Net (loss) income pro forma	$(4,580)	$4,257	$(20,716)
Basic (loss) earnings per share as reported	$(0.51)	$0.81	$(3.02)
Diluted (loss) earnings per share as reported	$(0.51)	$0.80	$(3.02)
Basic (loss) income per share pro forma	$(0.69)	$0.65	$(3.23)
Diluted (loss) income per share pro forma	$(0.69)	$0.64	$(3.23)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	Expected Dividend Yield	Risk Free Expected Volatility	Interest Rate	Expected Lives
Year ended September 30, 2000	0%	99%	6.28%	5.0
Year ended September 30, 2001	0%	99%	3.70%	5.0
Year ended September 30, 2002	0%	98%	3.94%	5.0

12    EMPLOYEE STOCK PLAN

        The Company has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 350,007 shares of the Company's common stock at September 30, 2002. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. In April 2002 the Company announced to its employees that it was suspending its Plan until further notice.

13    LITIGATION

        On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. The Company recorded the settlement of this litigation as non-recurring charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

        On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations. The En Pointe defendants filed a declaratory relief claim challenging the arbitarbility of First Union's claims against Din and the Company (En Pointe Technologies, Inc., et al v. First Union, United States District Court, San Diego, Case No. 02 CV 1246 K (RBB)). The Court ruled that the claims must be arbitrated.

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

        In February of 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe Defendants. The motion to Dismiss was granted with leave to amend. Plaintiffs have filed their amended complaint and a response is due in January 2003. The En Pointe defendants intend to continue to vigorously defend the allegations.

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

        On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The plaintiff, a former employee, alleges breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. The claim asks for $710,000 in damages, $500,000 in punitive damages, and penalties under the labor code of $150,000. Management, after consulting with legal counsel, has determined that the potential for an adverse outcome in this litigation cannot be estimated as the case is set for trial in May 2003.

        In March of 2000, an action was brought against the Company in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past two years. Legal counsel is currently unable to predict the outcome of this litigation.

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

14    SEGMENT INFORMATION

        Before deconsolidation, the Company consisted primarily of three business units (companies), En Pointe Technologies, Firstsource and SupplyAccess. Each of the companies had separate management teams, infrastructures and facilities. En Pointe Technologies focuses its efforts on sales of technology products and services to Fortune 1000 and government customers. En Pointe Technologies utilizes both a traditional national sales force with sales representatives in major metropolitan areas as well as available electronic interfaces between En Pointe and its customers and vendors. Firstsource focused its efforts on the sale of technology products and other services primarily via the Internet to consumers and small to medium sized businesses. SupplyAccess offered a hosted business-to-business web application integrated with a customized SAP-based enterprise fulfillment engine.

        During the quarter ended June 30, 2000, the Company began to account for its investments in Firstsource and SupplyAccess under the equity method of accounting (see Note 1). The tables below present information about reported segments for the year ended September 30, 2000. For the years ended September 30, 2002 and 2001 the Company only operated in one segment.

	En Pointe Technologies, Inc.	Firstsource	SupplyAccess	Total
Year Ended September 30, 2000 (in thousands):
Net sales	$460,237	$34,184	$—	$494,421
Gross profit	$45,473	$3,083	$—	$48,556
Other income	$439	$(106)	$16	$349
Interest expense	$1,727	$(49)	$40	$1,718
Depreciation and amortization	$1,592	$214	$472	$2,278
Other noncash items	$2,040	$865	$—	$2,905
Gain on sale of investment	$—	$—	$3,938	$3,938
Nonrecurring charges	$2,717	$—	$—	$2,717
Income tax benefit	$540	$(5)	$—	$535
Segment (loss) profit	$(9,409)	$(10,368)	$392	$(19,385)
Segment assets	$101,688	$—	$—	$101,688
Additions to long-lived assets	$1,043	$—	$—	$1,043

        The Company operates in only one geographic segment.

15    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected financial information for the quarterly periods in the fiscal years ended September 30, 2002 and 2001 is presented below (in thousands, except per share amounts):

	Fiscal 2002 Quarter Ended
	September	June	March	December
Net sales	$61,508	$64,144	$57,291	$74,100
Gross profit	7,126	6,052	7,094	7,266
Net (loss) income	(751)	(1,936)	747	(1,484)
Diluted net (loss) income per share	(0.11)	(0.29)	0.11	(0.22)
	Fiscal 2001 Quarter Ended
	September	June	March	December
Net sales	$66,625	$90,766	$90,083	$117,806
Gross profit	7,601	10,186	11,170	10,531
Net income	151	3,250	837	1,121
Diluted net income per share	0.02	0.49	0.13	0.17

16    SUBSEQUENT EVENTS

        On October 11, 2002, the Company purchased certain assets of Tabin Corporation, a Chicago-based regional value-added reseller. Assets purchased consisted of $220,000 for inventory and fixed assets and $700,000 for intangible assets, primarily customer relationships. Up to an additional $300,000 may be paid if certain operating targets are achieved in the four-month period ending February 28, 2003. The shareholders of Tabin Corporation may also receive additional earn-out payments based upon achieving certain profitability targets over the two-year period beginning November 1, 2002. The purchase price of $920,000 was paid in cash. Along with the acquisition of these assets, the Company hired approximately 40 former Tabin sales, service and operations personnel.

En Pointe Technologies, Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning of Period	Charges (Reversals) to Cost and Expenses	Deductions	Balance At End of Period
Year Ended September 30, 2002 (in thousands):
Allowance for doubtful accounts	$2,281	$532	$(1,268)	$1,545
Allowance for returns	$303	$(204)	$—	$99
Allowance for price discrepancy	$18	$(18)	$—	$—
Allowance for inventory valuation	$1,097	$(249)	$(701)	$147

	$3,699	$61	$(1,969)	$1,791

Year Ended September 30, 2001 (in thousands):
Allowance for doubtful accounts	$2,395	$437	$(551)	$2,281
Allowance for returns	$484	$(316)	$135	$303
Allowance for price discrepancy	$438	$66	$(486)	$18
Allowance for inventory valuation	$647	$450	$—	$1,097

	$3,964	$637	$(902)	$3,699

Year Ended September 30, 2000 (in thousands):
Allowance for doubtful accounts	$1,642	$2,377	$(1,624)	$2,395
Allowance for returns	$567	$—	$(83)	$484
Allowance for price discrepancy	$82	$357	$(1)	$438
Allowance for inventory valuation	$423	$224	$—	$647

	$2,714	$2,958	$(1,708)	$3,964

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.
BY:	ATTIAZAZ "BOB" DIN Attiazaz "Bob" Din, Chairman Of The Board And Chief Executive Officer (Principal Executive Officer)

Dated: December 23, 2002

POWER OF ATTORNEY

        We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz Din and Kevin D. Ayers, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ATTIAZAZ "BOB" DIN Attiazaz "Bob" Din	Chairman of the Board Chief Executive Officer, and President (Principal Executive Officer)	December 23, 2002
/s/ KEVIN D. AYERS Kevin D. Ayers	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 23, 2002
/s/ NAUREEN DIN Naureen Din	Director	December 23, 2002
/s/ BARRY M. ABELSON Barry M. Abelson	Director	December 23, 2002

/s/ ZUBAIR AHMED Zubair Ahmed	Director	December 23, 2002
/s/ MARK BRIGGS Mark Briggs	Director	December 23, 2002
/s/ VERDELL GARROUTTE Verdell Garroutte	Director	December 23, 2002
/s/ WALTER W. LARKINS III Walter W. Larkins III	Director	December 23, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002:

I, Attiazaz Din, certify that:

1.
I have reviewed this annual report on Form 10-K of En Pointe Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002

/s/ ATTIAZAZ DIN Attiazaz Din Chairman, President and Chief Executive Officer

I, Kevin D. Ayers, certify that:

1.
I have reviewed this annual report on Form 10-K of En Pointe Technologies, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 23, 2002

/s/ KEVIN D. AYERS Kevin D. Ayers Vice President and Chief Financial Officer

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
10.18
Lease dated May 1999 between U.S. Real Estate Consortium and the Registrant for property located at 1040 Vintage Avenue, Ontario, California (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed January 13, 2000).
10.19
Lease dated April 2001 between Pacific Corporate Towers LLC and the Registrant for the property located at 100 N. Sepulveda Blvd., 19th Floor, El Segundo, California. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q filed August 14, 2001).
10.20
Employment Agreement between the Registrant and Michael R. Shabazian, dated, July 1, 2001 (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).
10.21
Separation Agreement between the Registrant and Michael R. Shabazian, dated, December 2001. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).
10.22	Employment Agreement between the Registrant and Thomas Scott, dated, August 1, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).
10.24
Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).

10.25
Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated December 28, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).
10.26
Inventory Financing Agreement between En Pointe Technologies Sales, Inc. and IBM Credit Corporation dated December 28, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K filed December 31, 2001).
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated, March 28, 2002
10.28	First Amendment to Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated July 30, 2002.
10.29	Acknowledgment and Amendment to Financing Agreement by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated August 6, 2002.
10.30	Second Amendment to Loan and Security Agreement and Consent by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated October 9, 2002.
10.31	Asset Purchase Agreement entered into as of October 10, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc.
10.32	Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated November 21, 2002.
10.33	Amendment to Lease between Pacific Towers and the Registrant, dated April 30, 2001.
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
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
En Pointe Technologies, Inc. Schedule II
SIGNATURES
Index to Exhibits