Form 10-K/A
period 2002-09-30
EN POINTE TECHNOLOGIES INC
filed 2003-01-27
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2467002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 North Sepulveda Boulevard, 19th Floor, El Segundo, California  90245
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 725-5200

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on December 20, 2002, was approximately $3,606,930.

The number of outstanding shares of the Registrant’s common stock as of December 20, 2002 was 6,721,827.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

                The following table and biographical summaries set forth, with respect to each director, his or her age, position or positions in the Company, the year in which he or she first became a director of the Company, and his or her principal occupations or employment during at least the past five years.  The directors of the Company are elected annually to serve until the next annual meeting of the stockholders or until their respective successors are elected and qualified.

Name	Age	Position

Attiazaz (“Bob”) Din	50	Chairman of the Board, President, and Chief Executive Officer
Naureen Din	48	Director
Zubair Ahmed	50	Director
Verdell Garroutte	59	Director
Mark Briggs (1)(2)	46	Director
Barry Abelson (1)(2)	56	Director
Walter W. Larkins (1)(2)	44	Director

(1)  Member of Audit Committee.

(2)  Member of Compensation Committee.

                Attiazaz (‘‘Bob’’) Din is a founder of the Company and has served in various capacities with the Company since its inception in January 1993. Mr. Din has served as a director since April 1994, and as the Chairman of the Board and Chief Executive Officer of the Company since January 1996. Mr. Din previously served as the Company’s President from April 1994 to September 1997 and from January 1999 to May 2000. Prior to founding the Company, from November 1985 to January 1993, Mr. Din served as Chairman of the Board of Directors, President and Chief Executive Officer of InfoSystems Computer Center, a Southern California-based reseller of computer products. Mr. Din also served on the Board of Directors of SupplyAccess, Inc., a former affiliated company and is also a Director of En Pointe Ventures, Inc. a wholly-owned subsidiary of the Company.  Mr. Din is the husband of Naureen Din and the brother-in-law of the Company’s Senior Vice President of Operations, Javed Latif.

                Naureen Din is a founder of the Company and currently serves as a director of the Company.  Ms. Din has served as a director since January 1993.  Ms. Din previously served as Secretary from the Company’s inception in January 1993 to March 30, 2001, as President from the Company’s inception to April 1994, as Chief Executive Officer from the Company’s inception until January 1996 and as Chief Financial Officer from the Company’s inception until October 1995. Ms. Din also sits as a Director on the Board of Development in Literacy, a non-profit organization. Ms. Din was not employed immediately prior to January 1993. Ms. Din is the wife of Bob Din.

                Zubair Ahmed has been a director of the Company since April 1994. Mr. Ahmed previously served as an Executive Vice President of the Company from April 1994 to December 1995 and as Director of Business Development of the Company from May 1993 to April 1994. From January 1989 to April 1993, Mr. Ahmed served as the General Manager of Inter Equipment Establishment, a seller of heavy equipment.

                Verdell Garroutte has been a Director of the Company since May 1996. Mr. Garroutte is currently a financial consultant to several companies and provides the Company with consulting services from time to time. From April 1997 to May 1998, Mr. Garroutte served as Chief Executive Officer of First Source International,

Inc., the predecessor company to firstsource corp., a computer products reseller.  From October 1994 until July 1999, Mr. Garroutte periodically served as a consultant to both the Company and firstsource corp., a former subsidiary of the Company.  From December 1996 until September 1997, Mr. Garroutte served as the Chief Financial Officer of Kelly Micro Systems, Inc., a manufacturer of memory components for personal computers.

                Mark Briggs has been a director of the Company since March 1998. Since January 1997, Mr. Briggs has been the President and Chief Executive Officer of ClientLogic Corporation (formerly Softbank Services Group), a leading outsourcer to the digital marketplace. From January 1993 through the end of 1996, Mr. Briggs served as the President and Chief Executive Officer of Intelligent Electronics, Reseller Division. Mr. Briggs was also a director for firstsource.com, a former affilate of the Company.

                Barry Abelson has been a director of the Company since December 2000. Since May 1992, Mr. Abelson has been a member of the law firm Pepper Hamilton LLP where he serves as Chairman of the firm’s Executive Committee and Chairman of the firm’s Corporate and Securities Practice Group.

                Walter W. Larkins has been a director of the Company since April 2002. Since September 1996, he has been President and Chief Executive Officer of Envision Associates, Inc. a business development consulting company to startups and midsize companies. He is also currently, Managing Member of CDR Financial Services, LLC. a company that specializes in assisting Healthcare organizations recover revenue on Insurance and Worker’s Compensation Claims and Digital Force Ventures, LLC, an early stage investment company.  Mr. Larkins was President and Chief Executive Officer of Endosurgical Development Corporation, a minimally invasive cardiovascular company from 1993-1996, which was sold to a publicly traded company in 1996. Prior to 1993 he held various key sales & marketing positions with Johnson & Johnson and Coca-Cola Inc and served as a Captain in the US ARMY.

Executive Officers

                The following table and biographical summaries set forth, with respect to each of the Company’s five executive officers his or her age, position or positions with the Company, the period during which he or she has served as such and his or her principal occupations or employment during at least the past five years.  The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Attiazaz (“Bob”) Din	Chairman, President, and Chief Executive Officer
Kevin D. Ayers	Vice President and Chief Financial Officer
Kevin B. Schatzle	Senior Vice President of Sales
Javed Latif	Senior Vice President of Operations
Kathy Perez	Vice President of Commercial Sales

                A biographical summary regarding Mr. Attiazaz (‘‘Bob’’) Din is set forth above under the heading ‘‘Directors.’’ Biographical information with respect to the Company’s other executive officers is set forth below:

                Kevin D. Ayers, 47, has served as Vice President and Chief Financial Officer of the Company since July 2000. From November 1998 to July 2000, Mr. Ayers served as the Company’s Vice President and Controller. Prior to joining the Company as an employee, from March 1998 to November 1998, Mr. Ayers was an outside consultant to the Company, performing controllership functions. He performed a similar consulting engagement with another company from December 1997 to March 1998, before associating with the Company. From December 1995 to December 1997, Mr. Ayers served as Operations Controller for Xylan Corporation, a manufacturer of network switching equipment.

                Kevin B. Schatzle, 41, rejoined the Company as Senior Vice President of Sales in March 2002.  Mr. Schatzle previously served as Senior Vice President of the Company from July 1995 until October 1, 1999, when he resigned his position with the Company to become the President of  SupplyAccess Inc., a former affiliate of the Company.  SupplyAccess ceased operations in April 2002 and assigned its assets for the benefit of creditors.

                Javed Latif, 53, rejoined the Company as Senior Vice President of Operations on August 6, 2002.  Prior to that time, he served as the Controller for SupplyAccess, Inc., a former affiliate of the Company, from September 2000 until August 2001.  Mr. Latif  previously has served as Executive Vice President and Chief Financial Officer of the Company from January 1, 1999 through June 2000.  Prior to assuming the Chief Financial Officer duties, Mr. Latif was Executive Vice President of the Company from May 1994 to January 1999.   Mr. Latif is Bob Din’s brother-in-law.

                Kathy Perez, 44, has served as Vice President of Commercial Sales since April 2002.  Ms. Perez joined the Company as a National Account Manager in 1993 and worked in that capacity until becoming Vice President of Business Development in June of 2000, a position she held until April 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers and any persons holding ten percent (10%) or more of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”).  Such filing persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent  (10%) or more of the Company’s common stock, were made with respect to the Company’s fiscal year ended September 30, 2002.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

                The following table shows the compensation paid or accrued to the Chief Executive Officer and the four other most highly compensated officers of the Company (the ‘‘Named Executive Officers’’), who were employed by the Company (or a wholly-owned subsidiary) during the fiscal year ended September 30, 2002.

						LONG TERM COMPENSATION AWARDS
	Fiscal	Annual Compensation (1)				SECURITIES UNDERLYING
Name and Principal Position	Year	Salary		Bonus		OPTIONS(#)

Attiazaz (“Bob”) Din	2002	$489,583	(2)	$—		—
Chairman of the Board, President	2001	500,000		—		50,000
and Chief Executive Officer	2000	637,884	(3)	—		—

Kevin D. Ayers	2002	$188,813	(4)	$—		—
Vice President and	2001	172,292		55,000	(5)	55,000
Chief Financial Officer	2000	131,875		35,000	(6)	—

Kevin B. Schatzle	2002	$77,380	(7)	$—		200,000
Senior Vice President of Sales

Javed Latif	2002	$25,000	(8)	$—		—
Senior Vice President of Operations

Kathy Perez	2002	$187,500		$—		—
Vice President of Commercial	2001	240,000		60,000	(9)	20,000
Sales	2000	371,872	(10)	10,000	(11)	20,000

(1) Does not include the value of perquisites and other personal benefits granted to the Named Executive Officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus.

(2) Includes two and a half months of voluntary salary reduction of $10,417.

(3) Includes payment of $137,884 for accrued vacation.

(4) Includes two months of voluntary salary reduction of $3,333 and payment of $19,230 for accrued vacation.

(5) Consists of accrued bonus for Mr. Ayers under his employment agreement.

(6) Consists of $20,000 in payments payable pursuant to Mr. Ayers’s employment agreement and an accrued bonus for Mr. Ayers under his employment agreement of $15,000.   .

(7) Mr. Schatzle was appointed Senior Vice President of Sales on March 18, 2002.  Under terms of his employment agreement, his annual base salary is $150,000.  An entity controlled by Mr. Schatzle, Phoenix LA, LLC, received an aggregate of approximately $100,000 for consulting services rendered during fiscal 2002.  Such compensation is not reflected in the Summary Compensation Table.

(8) Mr. Latif was appointed Senior Vice President of Operations on August 6, 2002.  Under terms of his employment agreement, his annual base salary is $150,000.  From October 1, 2001 through June 30, 2002, Mr. Latif received an aggregate of approximately $38,500 in consulting fees.  In addition, Okra Consulting, LLC, a partnership in which Mr. Latif was a general partner, received an aggregate of approximately $365,228 in legal and business consulting fees.  Such compensation is not reflected in the Summary Compensation Table.

(9) Consists of accrued bonus for Ms. Perez under her employment agreement.

(10) Includes sales commissions of $131,872.

(11) Consists of accrued bonus for Ms. Perez under her employment agreement.

Option Grants in Last Fiscal Year

The following table sets forth stock options granted to the Named Executive Officers during fiscal 2002.  In addition, in accordance with the rules and regulations of the SEC, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options.  Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options.  The rates do not represent the Company’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Individual Grants
	Number of Securities Underlying	Percent of Total Options Granted to Employees			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	in Last Fiscal Year	Exercise Price	Expiration Date	5%	10%

Attiazaz (“Bob”) Din	—	—	—	—	—	—
Kevin Ayers	—	—	—	—	—	—
Kevin Schatzle	200,000	69.0%	$1.31	3/18/2012	$164,770	$417,561
Javed Latif	—	—	—	—	—	—
Kathy Perez	—	—	—	—	—	—

Aggregated Option Exercises in Fiscal 2002 and Fiscal 2002 Year-End Option Values

                The following table sets forth stock option exercises during fiscal 2002 and year-end option values for options held by the Named Executive Officers:

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options at Fiscal Year End(1)
Name	Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Attiazaz (“Bob”) Din	—	—	48,220	26,780	$—	$—
Kevin Ayers	—	—	51,834	17,666	—	—
Kevin Schatzle	—	—	60,720	139,280	—	—
Javed Latif	—	—	—	—	—	—
Kathy Perez	—	—	58,756	11,776	—	—

(1) Based on a per share price of $0.83, the closing price of the Common Stock as reported on the Nasdaq National Market on September 30, 2002.

Employment Agreements

                Mr. Din’s employment agreement with the Company was originally entered into as of March 1, 1996, and was amended in April 1997. This agreement provides for an annual base salary of $500,000, plus, beginning in April 1997, a bonus equal to 3.5% of the Company’s pre-tax net income (if $4.5 million or greater) and terminates on the later of (i) the fifth anniversary of the date the agreement was entered into, or (ii) five years following the date on which either Mr. Din or the Company gives a notice of non-renewal or termination. Upon termination of Mr. Din’s employment agreement by the Company for reason other than ‘‘cause’’, as defined in the employment agreement, or by Mr. Din for ‘‘good reason’’, as defined in the employment agreement, Mr. Din will be entitled to receive, as severance pay, guaranteed monthly salary payments in the amount of Mr. Din’s current salary for a period of five years, plus the payment of certain additional benefits, such as health insurance for the same term. However, Mr. Din’s agreement prohibits him from competing with the Company for five years following the date of his termination. Pursuant to his employment agreement, Mr. Din is obligated, subsequent to his termination, to offer first to the Company any block of 50,000 shares or more of the Company’s Common Stock offered by him or his wife for sale, if offered for sale other than pursuant to an over-the-counter or exchange transaction. Mr. Din’s agreement also contains confidentiality, intellectual property rights and dispute resolution provisions.

On July 17, 2000, the Company entered into a three year employment agreement with Mr. Ayers that provides for an annual base salary of $165,000 and provides for certain quarterly quantitative and qualitative bonuses of $10,000 (through the third quarter of fiscal 2001) and $5,000, respectively if certain pre-tax net income targets and certain qualitative targets are met.  On March 28, 2002, the Company and Mr. Ayers agreed to terminate his existing employment agreement and entered into a new employment agreement covering the period from March 16, 2002 through July 16, 2003 that provides for an annual base salary of $150,000 and provides for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration.  The agreement automatically renews at the end of the term on a month-to-month basis unless earlier terminated in accordance with its terms.  In the event that Mr. Ayers’s employment is terminated by the Company during the term of the agreement without “cause,” as defined in the agreement, by Mr. Ayers for “good reason,” as defined in the agreement, or because of his death or disability, Mr. Ayers will be entitled to receive, as severance pay, an amount equal to six months of his then-current base salary.  Mr. Ayers’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision.

On March 28, 2002, the Company entered into a one year employment agreement with Mr. Schatzle that provides for an annual base salary of $150,000 and provides for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax income being positive at the time of bonus consideration.  The agreement automatically renews at the end of the term on a month-to-month basis unless earlier terminated in accordance with its terms.  Mr. Schatzle’s employment agreement also contains (i) certain non-competition and non-solicitation provisions that expire six (6) months after termination of such agreement and (ii) a dispute resolution provision

On April 20, 2002, the Company entered into a one year employment agreement with Ms. Perez that provides for an annual base salary of $150,000 and provides for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration.  The agreement automatically renews at the end of the term on a month-to-month basis unless earlier terminated in accordance with its terms.  In the event that (i) Ms. Perez’s employment is terminated by the Company during the term of the agreement (and prior to April 30, 2005) without “cause,” as defined in the agreement, by Ms. Perez for “good reason,” as defined in the agreement, or because of her death or disability, and (ii) Mr. Din is no longer President of the Company, Ms. Perez will be entitled to receive, as severance pay, an amount equal to six (6) months of her then-current base salary.  Ms. Perez’s employment agreement also contains (i) certain non-competition and non-solicitation provisions that expire six (6) months after termination of such agreement and (ii) a dispute resolution provision

On March 28, 2002, the Company entered into a one year employment agreement with Mr. Latif that provides for an annual base salary of $150,000 and provides for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration.  The agreement automatically renews at the end of the term on a month-to-month basis unless earlier terminated in accordance with its terms.  In the event that Mr. Latif’s employment is terminated by the Company during the term of the agreement without “cause,” as defined in the agreement, by Mr. Latif for “good reason,” as defined in the agreement, or because of his death or disability, Mr. Latif will be entitled to receive, as severance pay, an amount equal to six months of his then-current base salary. Mr. Latif’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision.

Other Compensation Arrangements

401(K) Plan

                Effective as of July 1993, the Company adopted the En Pointe Technologies, Inc. Employee Savings Plan (the ‘‘401(k) Plan’’), which is a retirement profit sharing plan that covers all U.S. employees of the Company who are 21 years old or older and have completed six months of service.  The 401(k) Plan provides that employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of the total compensation that would otherwise be paid to the employee, not to exceed $11,000 in 2002 (subject to adjustment annually as provided in the Internal Revenue Code of 1986, as amended).

                The Company may make discretionary matching contributions to the 401(k) Plan, but the Company has not made any contributions to the 401(k) Plan to date. Contributions are held under a group annuity contract and are invested in selected eligible investments. Employee contributions are fully-vested and nonforfeitable at all times.

Directors’ Compensation

                The Company’s directors receive cash compensation of $2,500 for attendance at each Board of Directors or committee meetings and $500 for each Board of Directors telephonic meetings. In addition, directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. The Company’s 1996 Stock Incentive Plan formerly provided that each non-employee director of the Company shall automatically be granted a non-qualified option to purchase 5,000 shares of Common Stock upon his or her election and reelection to the Board of Directors so long as such reelection occurs at least twelve months after his or her initial election to the Board of Directors of the Company. On October 29, 2001, the Board of Directors passed a corporate resolution to amend the Company’s 1996 Incentive Plan by deleting the provision that provided for automatic grants of 5,000 non-qualified stock options to non-employee Board members. Instead, future options to Board members are to be at the discretion of the Compensation Committee.

                In fiscal 2002, an aggregate of 50,000 stock options were granted with an exercise price of $1.19 to Mr. Larkins.  The stock options granted to Mr. Larkins in fiscal 2002 become exercisable, with respect to one-fourth (1/4) of the shares subject to such options, six months after the date of grant. After the first vesting, the remaining three-fourths (3/4) will become exercisable in fourteen (14) equal installments of 5.36% (except as to the last installment, which shall be 5.32%), the first of which shall vest at the end of the quarter after the initial six month vesting, with each subsequent installment vesting at the end of each quarter thereafter, so that all options granted will be fully vested in four (4) years from the day of grant. After the date of grant, the term of such options is ten (10) years.

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the fiscal year ended September 30, 2002 consisted of Barry Abelson, Mark Briggs and Walter Larkins, none of whom serves or has served as an executive officer or employee of the Company or any of its subsidiaries.  The Company is not aware of any “compensation committee interlocks” that existed during fiscal 2002.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

                The following table sets forth certain information regarding the beneficial ownership of common stock as of January 20, 2003 by (i) each stockholder (or group of affiliated stockholders) who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock, (ii) each director and nominee for director of the Company, (iii) each of the Company’s Named Executive Officers and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percentage

Attiazaz “Bob” Din(2)(3)	592,352	8.8%
Naureen Din(2)(3)	592,352	8.8%
Zubair Ahmed(4)	668,296	9.9%
Mark Briggs(5)	39,900	*
Verdell Garroutte(6)	34,233	*
Barry Abelson(7)	30,900	*
Walter Larkins	15,180	*
Kevin Ayers	51,834	*
Kevin Schatzle(8)	75,770	1.1%
Javed Latif	—	*
Kathy Perez(9)	59,828	*
All executive officers and directors as a group (11 persons)(10)	2,160,545	32.0%

* Less than 1%.

(1) Applicable percentage of ownership at January 20, 2003, is based upon 6,721,827 shares of common stock outstanding.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of January 20, 2003 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise specified, the address for each beneficial owner is the Company’s principal executive offices, 100 North Sepulveda Boulevard, 19th Floor, El Segundo, California  90245

(2) Bob and Naureen Din are married, and each may therefore be deemed to have a beneficial interest in each other’s shares of common stock. However, Mr. and Mrs. Din have each disclaimed beneficial ownership in each other’s shares. The number of shares reported for each of Mr. and Mrs. Din reflects 50% of the total number of shares beneficially owned by Mr. and Mrs. Din together.

(3) Includes 2,680 shares each for both Mr. and Mrs. Din for options exercisable within 60 days of January 20, 2003.

(4) Includes 2,680 shares for options exercisable within 60 days of January 20, 2003.

(5) Includes 2,680 shares for options exercisable within 60 days of January 20, 2003.

(6) Includes 2,680 shares for options exercisable within 60 days of January 20, 2003.

(7) Includes 4,347 shares for options exercisable within 60 days of January 20, 2003.

(8) Includes 10,720 shares for options exercisable within 60 days of January 20, 2003.

(9) Includes 1,072 shares for options exercisable within 60 days of January 20, 2003.

(10) Includes 29,539 shares for options exercisable within 60 days of January 20, 2003.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

                See ‘‘EXECUTIVE COMPENSATION — Employment Agreements’’ for a description of certain arrangements and transactions with executive officers and directors.

Periodically, Mr. Garroutte has served as a financial consultant for the Company in past years.  In the fiscal year ended September 30, 2002, the Company paid approximately $79,000 to Mr. Garroutte for consulting services rendered during such year.

                During fiscal 2002, an entity controlled by Mr. Schatzle, Phoenix LA, LLC, received an aggregate of approximately $100,000 for consulting services rendered during such year.

                During fiscal 2002, Mr. Latif received an aggregate of approximately $38,500 in consulting fees.  In addition, Okra Consulting, LLC, a partnership in which Mr. Latif was a general partner, received an aggregate of approximately $365,228 in legal and business consulting fees.

ITEM 14.               CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act of 1934.  No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

Dated: January 27, 2003	By:	/s/ ATTIAZAZ “BOB” DIN
Attiazaz “Bob” Din,
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K for the fiscal year ended September 30, 2002 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board,	January 27, 2003
/s/ ATTIAZAZ “BOB” DIN	Chief Executive Officer and President
Attiazaz “Bob” Din	(Principal Executive Officer)

	Vice President and Chief Financial Officer	January 27, 2003
/s/ KEVIN D. AYERS	(Principal Financial and Principal
Kevin D. Ayers	Accounting Officer)

*	Director	January 27, 2003
Naureen Din

*	Director	January 27, 2003
Barry M. Abelson

*	Director	January 27, 2003
Zubair Ahmed

*	Director	January 27, 2003
Mark Briggs

*	Director	January 27, 2003
Verdell Garroutte

*	Director	January 27, 2003
Walter W. Larkins III

/s/ ATTIAZAZ “BOB” DIN
* Attiazaz “Bob” Din, Attorney-in-fact

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Attiazaz Din, certify that:

1.     I have reviewed this amendment to annual report on Form 10-K of En Pointe Technologies, Inc.;

2.     Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the “Evaluation Date”); and

c)     presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 27, 2003	/s/ Attiazaz Din
Attiazaz Din
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

I, Kevin D. Ayers, certify that:

1.     I have reviewed this amendment to annual report on Form 10-K of En Pointe Technologies, Inc.;

2.     Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to annual report (the “Evaluation Date”); and

c)     presented in this amendment to annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 27, 2003	/s/ Kevin D. Ayers
Kevin D. Ayers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Attiazaz “Bob” Din, Chairman of the Board, President and Chief Executive Officer of En Pointe Technologies, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)                                  the amendment to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)                                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    January 27, 2003

/s/ Attiazaz “Bob” Din
Attiazaz “Bob” Din
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

*   *   *   *   *   *

I, Kevin D. Ayers, Vice President and Chief Financial Officer of En Pointe Technologies, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)                                  the amendment to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)                                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:    January 27, 2003

/s/ Kevin D. Ayers
Kevin D. Ayers
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)