Form 10-Q
period 2002-12-31
EN POINTE TECHNOLOGIES INC
filed 2003-02-14
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended December 31, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

As of February 13, 2003, 6,721,827 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash	$2,541	$4,629
Restricted cash	70	70
Accounts receivable, net	45,056	31,748
Inventories, net	7,522	5,611
Recoverable taxes	1,804	1,800
Prepaid expenses and other current assets	409	789
Total current assets	57,402	44,647

Property and equipment, net of accumulated depreciation and amortization	6,784	7,002

Other assets	1,187	551
Total assets	$65,373	$52,200

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$21,880	$9,860
Borrowings under lines of credit	14,133	12,421
Accrued liabilities	4,531	3,991
Other current liabilities	1,333	1,529
Total current liabilities	41,877	27,801
Long term liability	5,406	5,433
Losses in excess of investment in unconsolidated affilitates	—	143
Total liabilities	47,283	33,377

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,241	41,241
Treasury stock	(4)	(4)
Accumulated deficit	(23,154)	(22,421)
Total stockholders’ equity	18,090	18,823
Total liabilities and stockholders’ equity	$65,373	$52,200

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2002	2001
Net sales:
Product	$67,002	$67,311
Service	8,574	6,789
Total net sales	75,576	74,100
Cost of sales:
Product	61,595	62,379
Service	5,020	4,455
Total cost of sales	66,615	66,834
Gross profit:
Product	5,407	4,932
Service	3,554	2,334
Total gross profit	8,961	7,266

Selling and marketing expenses	7,465	5,754
General and administrative expenses	2,239	3,100
Operating loss	(743)	(1,588)

Interest expense, net	203	160
Other income, net	(70)	(58)
Loss before income taxes and loss reversal income from affiliates	(876)	(1,690)
Provision for income taxes	—	15
Loss reversal income from affiliates	143	221
Net loss	$(733)	$(1,484)
Net loss per share:
Basic	$(0.11)	$(0.22)
Diluted	$(0.11)	$(0.22)

Weighted average shares outstanding:
Basic	6,720	6,607
Diluted	6,720	6,607

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(733)	$(1,484)
Adjustments to reconcile net loss to net cash used by operations:
Deferred rent expense	—	92
Depreciation and amortization	463	446
Loss reversal income from affiliates	(143)	(221)
Allowances for doubtful accounts, returns, and inventory	(124)	12
Net change in operating assets and liabilities	(2,283)	(3,078)
Net cash used by operating activities, net of effects of acquisition	(2,820)	(4,233)

Cash flows from investing activities:
Acquisition of business	(921)	—
Purchase of property and equipment	(32)	(127)
Net cash used by investing activities	(953)	(127)

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	1,712	7,479
Payment on long term liability	(27)	(20)
Proceeds from sales of stock to employees	—	135
Net cash provided by financing activities	1,685	7,594

(Decrease) increase in cash	$(2,088)	$3,234

Supplemental disclosures of cash flow information:
Interest paid	$221	$211
Income taxes (refunded) paid	$—	$—

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at December 31, 2002, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2002 and 2001 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, product returns, vendor returns, rebate reserves, inventories, restructuring costs, sales tax audit reserves, other contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 – Computation of Earnings Per Share

	Three Months Ended December 31,
(In Thousands Except Per Share Amounts)	2002	2001
Net loss	$(733)	$(1,484)

Weighted average shares outstanding	6,720	6,607
Effect of dilutive securities:
Dilutive potential of options	—	—
Weighted average shares and share equivalents outstanding	$6,720	$6,607

Basic (loss) per share	$(0.11)	$(0.22)
Diluted (loss) per share	$(0.11)	$(0.22)

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

As the Company was relieved of its debt guarantees, those losses generally were reversed and reported as income except for the retention of a portion of the income for the establishment of certain reserves for losses on past transactions with the affiliates as well as estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house.  For the quarter ended December 31, 2002, the Company recognized $143,000 of income from the reversal of such losses that related to the reversal of certain guarantees of leases for one of its former affiliates, which are no longer considered necessary due to favorable resolution of the liability.  For the 2002 fiscal quarter ended December 31, 2001, the Company recognized approximately $221,000 of income from reversal of losses that were set up specifically to cover its information technology transition costs that were incurred upon assuming in-house IT responsibilities from its former affiliate.  With the recognition of the $143,000 of loss reversal income, all such losses in excess of equity investment that were established have been reversed or applied.

Note 4 – Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement — Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company adopted this standard on January 1, 2003. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

In August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, ‘‘Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.’’ The Company adopted SFAS No. 144 effective October 1, 2002. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company adopted this standard on January 1, 2003. The Company does not anticipate any impact on future financial results as a result of adopting this standard.

In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require more prominent and additional disclosure in both annual and interim financial statements on the method of accounting for stock-based compensation. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which addresses the accounting treatment for discounts, rebates, price reductions and other similar incentives which vendors offer their customers. This EITF consensus standardizes the accounting treatment for these types of arrangements by requiring that consideration received from a vendor be reflected as a reduction in the purchase price of the item, or for the reimbursement of expenses received from a vendor, be reflected as a reduction in the applicable expense item. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated.

Note 5 – Restructure

In June 2000, the Company recognized its initial restructuring charge as a result of reorganizing certain aspects of its business.  Elements of the restructuring plan included streamlining the organization, reducing costs and expenses, and aligning resources to accelerate the growth potential in the Company’s core business.  In executing the restructure, the workforce was reduced by 105 employees and independent contractors at various levels.  Five offices were also closed and converted to virtual sales locations.

In June 2001, the Company underwent its second restructuring, as a part of its plan to convert from fixed sales offices to virtual sales offices.  In executing the restructure, the workforce was reduced by 64 employees and nine rental locations were either identified for closure and were converted to virtual sales locations or reduced in size.

The following table summarizes the restructuring charges and the remaining reserves associated with the two restructurings:

	Beginning Accrual October 1, 2002	Expensed Through December 31, 2002	Cash Payments	Remaining Accrual December 31, 2002
	(In Thousands)

Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	203	—	(66)	137
	$203	$—	$(66)	$137

Note 6 – Legal Settlement

In January of 2001, five of the Company’s directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder’s derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456).  In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff.  The settlement is conditioned upon and subject to court approval.

In February of 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend.  Plaintiffs have filed their amended complaint.  In January of 2003, the En Pointe defendants filed another Motion to Dismiss.  The En Pointe defendants intend to continue to vigorously defend the allegations.

Note 7 – Acquisition of Business

On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation, a Chicago-based value-added reseller, providing the Company with an established presence in one of the largest market places in the U.S.  Based on an independent preliminary valuation, the total purchase price of approximately $921,000 has been allocated as follows  (in thousands):

Inventory	$76
Depreciable assets	145
Customer relationships	470
Goodwill	230
Purchase price	$921

The Company allocated the purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management.  In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment.

Of the purchase price, approximately $470,000 has been allocated to amortizable intangible assets related to customer relationships. Customer relationships are existing sales contacts that relate to underlying customer relationships pertaining to the products and services provided by the Company. The Company is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately 5 years.

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

The following unaudited pro forma consolidated  financial  information  reflects the results of operations  for the periods ended  December 31, 2002 and December 31, 2001 as if the  acquisition  of Tabin Corporation’s  operations had occurred on October1, 2002 and 2001, respectively (in thousands).

	Three months ended December 31,
	2002	2001
Net sales	$76,644	$79,958
Net loss	$(733)	$(1,409)
Net loss per share:
Basic	$(0.11)	$(0.21)

These pro forma results have been prepared for comparative  purposes only and do not purport to be indicative of what  operating  results would have been had the acquisition actually taken place on October 1, 2002 and 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 8 – Debt Covenants

At December 31, 2002 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.  However, should the current negative earnings trend continue, which is possible, it would increase the risk that the Company may not meet its future quarters' covenants, in which event it would be in default under its amended loan agreements.  In such an event, management would request a waiver of such defaults. If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company’s working capital and flooring lines of credit be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

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

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Form 10-K and Annual Report as of September 30, 2002.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Comparisons of Financial Results

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2002	2001
Net sales:
Product	88.7%	90.8%
Services	11.3	9.2
Total net sales	100.0	100.0
Gross profit:
Product	7.2	6.7
Services	4.7	3.1
Total gross profit	11.9	9.8
Selling and marketing expenses	9.9	7.7
General and administrative expenses	3.0	4.2
Operating loss	(1.0)	(2.1)
Interest expense, net	0.3	0.3
Other income, net	(0.1)	(0.1)
Loss before taxes and loss reversal income from affiliates	(1.2)	(2.3)
Provision for income taxes	—	—
Loss reversal income from affiliates	0.2	0.3
Net loss	(1.0)%	(2.0)%

Comparison of the Results of Operations for the Three Months ended December 31, 2002 (the first quarter of fiscal 2003) and 2001 (the first quarter of fiscal 2002)

NET SALES.  Net sales increased $1.5 million, or 2.0%, to $75.6 million in the first quarter of fiscal 2003 from $74.1 million in the first quarter of fiscal 2002.  The 2% net sales increase in the December quarter is the first such increase in more than three years and resulted in net sales also increasing 22.9% over the prior sequential September quarter.  However, had the Tabin Corporation acquisition that was completed on October 11, 2002 been made on October 1, 2002 and 2001, respectively, the pro forma results, comparing the net sales of the current with the prior year fiscal quarter, would have shown a decline in sales of $3.3 million or $4.8 million less than the $1.5 million increase reported.

Service revenues were firm; increasing $1.8 million, or 26.3%, to $8.6 million in the first quarter of fiscal 2003 from the $6.8 million recorded in the prior fiscal year quarter and were 11.3% of total net sales versus 9.2% in the prior fiscal year quarter.  Service revenues also increased $1.2 million (16.1%) from the prior sequential September quarter.

Product revenues decreased marginally by $0.3 million, or 0.5%, to $67.0 million in the first quarter of fiscal 2003 from the $67.3 million recorded in the prior fiscal year quarter and were 88.7% of total net sales versus 90.8% in the prior fiscal year quarter.  However, product revenues for the quarter increased $12.9 million from the $54.1 million of the prior September sequential quarter.

Net sales to one major customer amounted to $9.1 million which was 12.0% of total net sales in the first fiscal quarter of 2003 compared with $11.7 million of net sales to the same customer in the prior fiscal year December quarter, which was 15.8% of total net sales.

GROSS PROFIT.  Total gross profits increased $1.7 million, or 23.3% to $9.0 million in the first quarter of fiscal 2003 from $7.3 million in prior fiscal year quarter.  However, had the Tabin Corporation acquisition that was completed on October 11, 2002 been made on October 1, 2002 and 2001, respectively, the pro forma results, comparing the gross profits of the current with the prior year fiscal quarter, would have shown a total gross profits increase of $1.0 million or $0.7 million less than the $1.7 million increase reported. The increase in gross profits was attributable to increased gross profits for both product and services.  Product gross margins for the December 2002 quarter increased $0.5 million, or 9.6% to $5.4 million from $4.9 million in the prior fiscal year December quarter.  Service gross profits also increased in the current quarter $1.3 million, or 52.3% to $3.6 million from $2.3 million in the prior fiscal year December quarter.  As a percentage of net sales, gross profit margins improved to 11.9% from 9.8% in the prior fiscal year quarter.  Sequentially, the gross profit margin percentage also increased 0.3% from the 11.6% recorded in the prior sequential September quarter.

Driving the improvement to 11.9% in the gross profit percentage were the service and product gross profits percentages of 8.1% and 41.5% respectively.  The service gross profits percentage was abnormally high due to $0.4 million of negotiated increases in billings to one customer, the costs for which were recognized in the prior fiscal year.  Excluding the $0.4 million of adjusted billings, the service gross profit percentage drops to 37.1%, which is more consistent with anticipated service gross profit percentages.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $1.7 million, or 29.7% to $7.5 million in the first quarter of fiscal 2003, from $5.8 million in prior fiscal year quarter.  A similar increase of $1.3 million in selling and marketing expenses from that of the prior sequential September quarter’s expense of $6.2 million was also noted.  The increase in selling and marketing expense was labor related with $0.7 million related to increased selling and marketing wages, $0.4 million guaranteed commissions, and $0.5 million to employee benefits.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses decreased $0.9 million, or 27.8% to $2.2 million in the first quarter of fiscal 2003, from $3.1 million in prior fiscal year quarter.  More than half of the decrease in G&A is wage related and can largely be attributable to severance pay that was present in the prior fiscal year quarter but absent in the current.  In addition, certain officer salaries were reduced and other wage related cost benefits were realized.

Other reductions in G&A expense that are non-wage related include $0.3 million reduction in consulting and outside services.  Expressed as a percentage of net sales, total G&A expense fell from 4.2% in the prior fiscal year quarter to 3.0% in the current fiscal year quarter.  G&A also declined from the 3.4% of net sales found in the prior sequential September quarter.

OPERATING LOSS.  The operating loss decreased $0.9 million, or 53.2% to $0.7 million in first quarter of fiscal 2003 from $1.6 million in the comparable prior fiscal year quarter.  The operating loss in the first quarter of fiscal 2003 was primarily due to the increase in operating expenses, principally, selling and marketing expense.

INTEREST EXPENSE, NET.  Net interest expense remained stable at $0.2 million in the first quarter of fiscal 2003 and 2002.  Most (approximately 62%) of the interest expense incurred by the Company represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long-term liability.  The remaining interest expense represents interest charges incurred under the Foothill financing agreement.  This consisted of charges for guarantees of IBMCC borrowings (approximately 43%), unused line and float charges (approximately 35%), and interest on borrowings under the Foothill lending agreement (approximately 22%).  It is anticipated that increased borrowings under the Foothill credit facility will cause interest expense to increase by approximately $30,000 in the coming quarter.

PROVISION FOR INCOME TAXES.    The Company has exhausted all of its available carry back credits for federal tax refunds.  Therefore, the benefit to be realized from any future net operating losses will be dependent on future taxable earnings.  As of December 31, 2002, the Company had an available net operating loss carry forward of approximately $9.7 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.  See Note 3 for an explanation of the transactions that occurred during the current quarter reporting period.

NET LOSS.  The net loss decreased $0.8 million, or 50.6% to $0.7 million in the first quarter of fiscal 2003, from $1.5 million in prior fiscal year quarter.  The $0.8 million decrease in net loss is due to the $1.7 million increase in gross profits, reduced by $0.8 million increase in operating expenses, and reduced by $0.1 million less loss reversal income.

Liquidity and Capital Resources

During the three months ended December 31, 2002 operating activities used cash of $2.8 million, $1.4 million less that the $4.2 million used in the prior fiscal year period.  The principal reason for the use of cash by operations was the net increase in account receivables and inventory over accounts payable as well as the current quarter’s loss of $0.7 million.  The reduction of $1.4 million of cash used by operations comes from both the decrease in the net loss and the decrease in net cash used by operating assets and liabilities.

The Company’s accounts receivable balance at December 31, 2002 and September 30, 2002, was $45.1 million and $31.7 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 54 days from 45 days, as of December 31, 2002 and September 30, 2002, respectively.  The increase in accounts receivable over net sales for the three months can be attributed to the disproportionately larger sales volume that was experienced in the third month of the fiscal quarter ended December 31, 2002 over that of September 30, 2002.

Inventories increased $1.9 million, from $5.6 million at September 30, 2002 to $7.5 million at December 31, 2002.  Most of the Company’s reported inventory balances consist of in transit inventory, representing sales orders that are in the process of being filled.  Of the remaining balance of physical inventory on hand, much of that is product ordered by customers in the process of configuration before shipment and billing.  About half of the $1.9 million increase in inventory was due to $0.8 million of additional inventory on hand to process a large customer order.

Investing activities used cash of $1.0 million, principally for the $0.9 million business acquisition with the balance related to the purchases of computer, software, and other information technology products.

Financing activities provided net cash totaling $1.7 million during the three months ended December 31, 2002, most of which was attributable to net borrowings under the Company’s lines of credit.

The Company’s revolving credit facilities are collateralized by accounts receivable and all other assets of the Company.  As of December 31, 2002, approximately $14.1 million was outstanding, most of which was outstanding against the IBMCC credit line.  At December 31, 2002 the Company had additional borrowings available of approximately $8.1 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

The IBMCC credit line provides the Company with 30-day free inventory flooring financing for up to $20.0 million. Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the Foothill agreement contains a 1% annual charge on the average outstanding balances owing to IBMCC.  The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. Initially, the Foothill agreement provided for an interest rate of 1.5% over the prime rate with the future interest rate to be dependent upon the Company meeting certain earnings targets. The variable interest rate at the option of the Company could be based on the prime rate or the LIBOR rate. Under the July 30, 2002 amendment to the Foothill agreement, the maximum rate for the interest, which is based on certain targets related to “earnings before interest, taxes, depreciation and amortization (“EBITDA”), was increased 0.5% to prime rate plus 2.00% or the LIBOR rate plus 4.25%.

Both lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line.  As noted in the June fiscal 2002 quarter, the Company estimated that it was possible that if the loss trends continued that the Company would be unable to meet its EBITDA covenants under its existing lines of credit with Foothill and IBMCC, respectively, and would be in default under the terms of such agreements.  To avert such a default, the Company renegotiated its lines of credit to ease the EBITDA covenant requirements and signed an amendment to the loan agreement with Foothill on July 30, 2002 and then subsequently with IBMCC on August 6, 2002.   Under the new covenants for both loan agreements the EBITDA is measured on a cumulative rolling four quarter basis ending on the last day of each fiscal quarter, with the December 31, 2002 quarter a negative $2.3 million, the March 31, 2003 quarter a negative $1.5 million, the June 30, 2003 quarter a positive $1.2 million, the September 30, 2003 quarter a positive $2.5 million, with all fiscal quarters thereafter remaining at the same positive $2.5 million.  Two other financial covenants that were previously in place, tangible net worth of $17.0 million and an annual limitation on maximum asset acquisitions of $1.2 million, remained the same.

At December 31, 2002 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.  However, should the current negative earnings trend continue, which is possible, the Company may not meet its future quarter’s EBITDA covenants, in which event it would be in default under its amended loan agreements.  In such event, management would request a waiver of such defaults. If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company's working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has limited exposure to market risk from changes in interest rates from borrowings under its lines of credit.  While the Company’s primary working capital financing with Foothill provides for interest at a maximum rate of 2% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings.  For the guarantee to IBMCC, Foothill charges the Company a 1% on outstanding balances.  The Company has been able to concentrate most of its borrowings from such interest-free flooring in fiscal year 2003. Because of the Company’s ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be no financial impact upon the Company for the incremental increase, so long as the Company is successful in concentrating its borrowing on its $20 million 30-day interest-free flooring.  Borrowings in excess of $20 million would, of course, be subject to Foothill’s borrowing rate of 2% over prime (with the prime rate at 4.25% as of December 31, 2002).

The Company is also committed to off-balance sheet obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes.  The Company has no commercial paper, derivatives, swaps, hedges, joint ventures and/or partnerships, or currency fluctuation to disclose and evaluate for market risks.

Risk Factor for Delisting

The Company’s common stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements for the continued listing of stock. Two such requirements are a minimum market value of publicly held shares of $5 million and a minimum bid price of $1.00 per share of common stock. Beginning in 2002, there have been periods of time during which the Company has been out of compliance with one or both of the foregoing requirements of the Nasdaq National Market.

In January 2003, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq’s minimum $1.00 bid price. If the Company does not comply with Nasdaq’s listing requirements by April 14, 2003, its common stock may be delisted from the Nasdaq National Market. The Company may appeal any delisting determination or apply for transfer of its common stock listing to the Nasdaq SmallCap Market. To transfer, the Company would need to satisfy all of the continued listing requirements for the Nasdaq SmallCap Market, which makes available an extended grace period for the minimum $1.00 per share bid price requirement. At the present time, the Company does not meet the Nasdaq SmallCap Market’s continued listing requirements.

If the Company’s common stock is delisted from the Nasdaq National Market and it is unable to qualify for listing on the Nasdaq SmallCap Market, the Company’s common stock will likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC or on the National Association of Securities Dealers’ OTC Bulletin Board. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in En Pointe’s stock is already relatively thin and sporadic, the liquidity of the Company’s common stock would probably decline further because smaller quantities of shares would likely be bought and sold, transactions could be delayed and potential of coverage by securities analysts and news media coverage of En Pointe would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Reduced liquidity may cause a decline in the value of the Company’s common stock and its ability to generate additional financing on terms that it deems desirable, if at all.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act of 1934.  No significant changes in En Pointe’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

In January of 2001, five of the Company’s directors, one current officer, and certain former officers along with four unrelated parties were named in a shareholder’s derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456).  In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff.  The settlement is conditioned upon and subject to court approval.

In February of 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a shareholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend.  Plaintiffs have filed their amended complaint.  In January of 2003, the En Pointe defendants filed another Motion to Dismiss.  The En Pointe defendants intend to continue to vigorously defend the allegations.

Item 6.	Exhibits and Reports on Form 8-K

	a.	Exhibits:

Exhibit 10.34 Employment agreement between the Registrant and Kevin D. Ayers, dated March 28, 2002.
Exhibit 10.35 Employment agreement between the Registrant and Kathy Perez, dated April 20, 2002.
Exhibit 10.36 Employment agreement between the Registrant and Javed Latif, dated March 28, 2002.
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

	b.	Reports on Form 8-K:

On October 18, 2002, the Company filed a report on Form 8-K to announce the October 11, 2002 completion of the purchase of certain assets of Tabin Corporation, a Chicago-based regional value-added reseller.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

By:	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date:  February 14, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Attiazaz Din, certify that:

1.                    I have reviewed this quartely report on Form 10-Q of En Pointe Technologies, Inc.;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quartely report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003

/s/ Attiazaz Din
Attiazaz Din
Chairman, President and Chief Executive Officer

I, Kevin D. Ayers, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of En Pointe Technologies, Inc.;

2.                    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

d)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003

/s/ Kevin D. Ayers
Kevin D. Ayers
Vice President and Chief Financial Officer