Form 10-Q
period 2003-03-31
EN POINTE TECHNOLOGIES INC
filed 2003-05-15
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of May 13, 2003, 6,721,827 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash	$1,446	$4,629
Restricted cash	70	70
Accounts receivable, net	33,654	31,748
Inventories, net	7,638	5,611
Recoverable taxes	1,865	1,800
Prepaid expenses and other current assets	392	789
Total current assets	45,065	44,647

Property and equipment, net of accumulated depreciation and amortization	6,359	7,002

Other assets	1,159	551
Total assets	$52,583	$52,200

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$12,486	$9,860
Borrowings under lines of credit	13,341	12,421
Accrued liabilities	3,788	3,991
Other current liabilities	1,156	1,529
Total current liabilities	30,771	27,801
Long term liability	5,378	5,433
Losses in excess of investment in unconsolidated affilitates	—	143
Total liabilities	36,149	33,377

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,241	41,241
Treasury stock	(4)	(4)
Accumulated deficit	(24,810)	(22,421)
Total stockholders’ equity	16,434	18,823
Total liabilities and stockholders’ equity	$52,583	$52,200

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net sales:
Product	$63,339	$50,703	$130,341	$118,014
Service	8,672	6,588	17,246	13,377
Total net sales	72,011	57,291	147,587	131,391
Cost of sales:
Product	58,861	46,234	120,456	108,613
Service	4,733	3,963	9,753	8,418
Total cost of sales	63,594	50,197	130,209	117,031
Gross profit:
Product	4,478	4,469	9,885	9,401
Service	3,939	2,625	7,493	4,959
Total gross profit	8,417	7,094	17,378	14,360

Selling and marketing expenses	7,108	5,877	14,573	11,631
General and administrative expenses	2,430	2,916	4,669	6,016
Legal settlement expense (recovery)	393	(848)	393	(848)
Operating loss	(1,514)	(851)	(2,257)	(2,439)

Interest expense, net	205	185	408	346
Other income, net	(63)	(63)	(133)	(121)
Loss before income taxes and loss	(1,656)	(973)	(2,532)	(2,664)
reversal income from affiliates
Benefit for income taxes	—	(1,500)	—	(1,485)
Loss reversal income from affiliates	—	220	143	441
Net (loss) income	$(1,656)	$747	$(2,389)	$(738)
Net (loss) income per share:
Basic	$(0.25)	$0.11	$(0.36)	$(0.11)
Diluted	$(0.25)	$0.11	$(0.36)	$(0.11)

Weighted average shares outstanding:
Basic	6,720	6,655	6,720	6,631
Diluted	6,720	6,656	6,720	6,631

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,389)	$(738)
Adjustments to reconcile net loss to net cash used by operations:
Deferred rent expense	(2)	94
Depreciation and amortization	933	934
Loss on disposal of assets	13	—
Loss reversal income from affiliates	(143)	(441)
Reversal of allowances for doubtful accounts, returns, and inventory	(58)	(184)
Net change in operating assets and liabilities	(1,451)	(877)
Net cash used by operating activities, net of effects of acquisition	(3,097)	(1,212)

Cash flows from investing activities:
Acquisition of business	(921)	—
Purchase of property and equipment	(32)	(628)
Net cash used by investing activities	(953)	(628)

Cash flows from financing activities:
Net borrowings under lines of credit	920	4,705
Payment on long term liability	(53)	(42)
Proceeds from sales of stock to employees	—	135
Net cash provided by financing activities	867	4,798

(Decrease) increase in cash	$(3,183)	$2,958

Supplemental disclosures of cash flow information:
Interest paid	$438	$339
Income taxes paid	$—	$—

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at March 31, 2003, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2003 and 2002 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the three months and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2002.

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

Note 2 – Computation of Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands Except Per Share Amounts)	2003	2002	2003	2002
Net (loss) income	$(1,656)	$747	$(2,389)	$(738)

Weighted average shares outstanding	6,720	6,655	6,720	6,631
Effect of dilutive securities:
Dilutive potential of options	—	1	—	—
Weighted average shares and share equivalents outstanding	$6,720	$6,656	$6,720	$6,631

Basic (loss) income per share	$(0.25)	$0.11	$(0.36)	$(0.11)
Diluted (loss) income per share	$(0.25)	$0.11	$(0.36)	$(0.11)

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

As the Company was relieved of its debt guarantees, those losses generally were reversed and reported as income except for the retention of a portion of the income for the establishment of certain reserves for losses on past transactions with the affiliates as well as estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house.  With the final recognition in the prior quarter ended December 31, 2002, of $143,000 of income from the reversal of such losses, the Company has reversed all of the losses in excess of equity investments previously established.

For the three and six months ended March 31, 2002, the Company recognized approximately $220,000 and $441,000, respectively.  The $220,000 of income recognized was from reversal of losses that were set up specifically to cover $341,000 of profit on past sales to affiliates reduced by a $121,000 estimated loss on a lease guarantee with its former affiliate which is no longer in effect.

Note 4 – Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement — Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company adopted this standard on January 1, 2003. Adoption of this standard has had no impact on financial results.

In August 2001, the FASB issued SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, ‘‘Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.’’ The Company adopted SFAS No. 144 effective October 1, 2002. Adoption of this standard has had no impact on financial results.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company adopted this standard on January 1, 2003. Adoption of this standard has had no impact on financial results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require more prominent and additional disclosure in both annual and interim financial statements on the method of accounting for stock-based compensation. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company did not transition to the use of a fair value method for accounting for stock-based compensation as permitted by SFAS No. 148.  Adoption of this standard has had no impact on financial results.

In November 2002, the EITF of the FASB issued EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which addresses the accounting treatment for discounts, rebates, price reductions and other similar incentives which vendors offer their customers. This EITF consensus standardizes the accounting treatment for these types of arrangements by requiring that consideration received from a vendor be reflected as a reduction in the purchase price of the item, or for the reimbursement of expenses received from a vendor, be reflected as a reduction in the applicable expense item. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated.   Adoption of this standard has had no impact on financial results.

Note 5 – Restructure

The following table summarizes the remaining reserves associated with the two restructurings recognized in June 2000 and 2001:

	Beginning Accrual October 1, 2002	Expensed Through March 31, 2003	Cash Payments	Remaining Accrual March 31, 2003
	(In Thousands)

Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	203	—	(137)	66
	$203	$—	$(137)	$66

Note 6 – Legal Matters

In January of 2001, five of the Company’s directors, one current officer, and certain former officers along with four unrelated parties were named in a stockholder’s derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456).  In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff.  The settlement is conditioned upon and subject to court approval.  The Court approved the settlement and the Company related individual defendants were dismissed with prejudice.

In February of 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend.  Plaintiffs have filed their amended complaint.  In January of 2003, the En Pointe defendants filed another Motion to Dismiss.  The Motion to Dismiss has been fully briefed and is currently under submission with the Court.  The En Pointe defendants intend to continue to vigorously defend the allegations.

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

The stockholders of Tabin Corporation may also receive additional earn-out payments based upon achieving certain profitability targets over the two-year period beginning November 1, 2002.  Along with the acquisition of these assets, En Pointe hired approximately 40 former Tabin sales, service and operations personnel.

The following unaudited pro forma consolidated  financial  information  reflects the results of operations  for the three and six month periods ended  March 31, 2003 and March 31, 2002 as if the  acquisition  of Tabin Corporation’s  operations had occurred on October 1, 2002 and 2001, respectively (in thousands, except per share data).

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net sales	$72,011	$63,200	$148,655	$143,158
Net (loss) income	$(1,656)	$704	$(2,261)	$(706)
Net (loss) income per share:
Basic	$(0.25)	$0.11	$(0.34)	$(0.11)

These pro forma results have been prepared for comparative  purposes only and do not purport to be indicative of what  operating  results would have been had the acquisition actually taken place on October 1, 2002 and 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 8 – Debt Covenants

The Company’s revolving credit facilities are collateralized by accounts receivable and all other assets of the Company.  As of March 31, 2003, approximately $13.3 million was outstanding, most of which was outstanding against the IBMCC credit line.  At March 31, 2003, the Company had additional borrowings available of approximately $6.9 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

Both lines of credit contain certain financing and operating covenants relating to, among other things, net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line.  The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the March 2003 quarter and would be in default under the terms of such agreements.     To avert such a default, the Company renegotiated its lines of credit to ease its covenant requirements and signed an amendment to its loan agreement with Foothill on May 12, 2003 and then subsequently with IBMCC on May 12, 2003.

Under the amendments to the loan agreements the “earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth covenants have been reset for both loan agreements.  EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the March 31, 2003 quarter being set at a negative $3.5 million, the June 30, 2003 quarter a negative $1.9 million, the September 30, 2003 quarter a negative $0.8 million, the December 31, 2003 quarter a positive $0.3 million, and with all fiscal quarters thereafter set at the a positive $2.5 million.  Tangible net worth is measured on the last day of each fiscal quarter.  For the March 2003 quarter and for the following three quarters thereafter, tangible net worth is to be not less than $15.0 million, $14.3 million, $14.3 million, and $14.5 million, respectively.  Beginning with the March 2004 quarter and thereafter the tangible net worth is not to be less than $14.6 million.  In addition, IBMCC added a new covenant that limits product backlog to $4 million.

In consideration for their easing of the loan covenants, the lenders increased some borrowing rates and IBMCC lowered the available IBMCC credit line.  The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC.  The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. The variable interest rate at the option of the Company could be based on the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50%.

At March 31, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.  However, should the current negative earnings trend continue, which is possible, the Company may not meet its future quarter’s EBITDA or tangible net worth covenants, in which event it would be in default under its amended loan agreements.  In such event, management would request a waiver of such defaults.  If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates.  Should the Company’s working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its operations if it were unable to obtain alternative sources of financing.

Note 9 – Benefit for Income Taxes

 In the prior fiscal 2002 quarter, the Company recognized a net $1.5 million federal income tax credit.  The credit was based on the tax bill, “Job Creation and Worker Assistance Act of 2002”, that was signed into law on March 9, 2002 that allowed a net operating loss (“NOL”) arising in tax years ending in 2001 and 2002 to be carried back 5 years instead of the traditional 2 years that was previously in effect under the old tax law.

No income tax benefit for the current NOL has been recognized for the three and six months ended  March 31, 2003 because the Company has exhausted all of its available carry back credits for federal tax refunds.  Therefore, any benefit to be realized from future NOLs will be dependent on future taxable earnings.  As of March 31, 2003, the Company had an estimated available NOL carry forwards of approximately $11.6 million, of which $4.7 million would be considered an increase to capital when utilized and would not benefit earnings.

Note 10 – Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands Except Per Share Amounts)	2003	2002	2003	2002
Net (loss) income, as reported	$(1,656)	$747	$(2,389)	$(738)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(196)	(297)	(393)	(571)

Pro forma net (loss) income	$(1,852)	$450	$(2,782)	$(1,309)

Net (loss) income per share:
Basic-as reported	$(0.25)	$0.11	$(0.36)	$(0.11)
Basic-pro forma	$(0.28)	$0.07	$(0.41)	$(0.20)

Diluted-as reported	$(0.25)	$0.11	$(0.36)	$(0.11)
Diluted-pro forma	$(0.28)	$0.07	$(0.41)	$(0.20)

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

Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.  Factors that might cause such a difference include, but are not limited to:  (i) A significant portion of the Company’s sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain allied distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the

Company to maintain inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x) Delays in product development, (xi)The Company’s dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company’s stock price, (xiii) Delays in the receipt of orders or in the shipment of products,  (xiv) Any delay in execution and implementation of the Company’s system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products,  (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution,  (xix) General business conditions in the economy, (xx) The ability of the Company to prevail in litigation, (xxi) The Company’s ability to achieve the anticipated cost savings, service increases and competitive edge from its outsourcing arrangements, (xxii) Increased risk from international political and economic conditions relating to outsourcing of finance, IT, sales support and other back-office functions outside the United States, and (xxiii) The impact of the Nasdaq delisting action, including decreased liquidity in the Company’s common stock as a result of delisting from the Nasdaq National Market, decreased securities analyst and/or news media coverage of the Company as a result of delisting from the Nasdaq National Market, increased regulation under the SEC’s “penny stock” rules if the Company’s securities are traded on the Over-the-Counter Bulletin Board.

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

Comparisons of Financial Results

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net sales:
Product	88.0%	88.5%	88.3%	89.8%
Services	12.0	11.5	11.7	10.2
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.2	7.8	6.7	7.2
Services	5.5	4.6	5.1	3.8
Total gross profit	11.7	12.4	11.8	11.0
Selling and marketing expenses	9.9	10.3	9.8	8.9
General and administrative expenses	3.4	5.1	3.2	4.6
Legal settlement expense (recovery)	0.5	(1.5)	0.3	(0.6)
Operating loss	(2.1)	(1.5)	(1.5)	(1.9)
Interest expense, net	0.3	0.3	0.3	0.3
Other income, net	(0.1)	(0.1)	(0.1)	(0.1)
Loss before taxes and loss reversal income	(2.3)	(1.7)	(1.7)	(2.1)
from affiliates
Benefit for income taxes	—	(2.6)	—	(1.1)
Loss reversal income from affiliates	—	0.4	0.1	0.3
Net (loss) income	(2.3)%	1.3%	(1.6)%	(0.7)%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2003 (the second quarter of fiscal 2003) and 2002 (the second quarter of fiscal 2002)

NET SALES.  Net sales increased $14.7 million, or 25.7%, to $72.0 million in the second quarter of fiscal 2003 from $57.3 million in the second quarter of fiscal 2002.  The 25.7% net sales increase in the March 2003 quarter is the second consecutive increase in quarterly net sales over those of the respective quarters of the prior fiscal year.

Government sales in Southern California, which contribute a significant portion of the Company’s sales, were adversely impacted by the State’s budget crisis and the consequential buying moratorium put in place, resulting in a $5.5 million net sales decline from such business for the second quarter of fiscal 2003 when compared with second quarter of the prior year.  However, net sales to two other major customers during the second quarter of fiscal 2003 increased $12.8 million to $21.1 million, or 29.4% of total net sales to more than compensate for the loss in Southern California government sales.

Service revenues continued to improve; increasing $2.1 million, or 31.6%, to $8.7 million in the second quarter of fiscal 2003 from $6.6 million recorded in the prior fiscal year quarter and were 12.0% of total net sales versus 11.5% in the prior fiscal year quarter.  Service revenues on a sequential basis increased at a slightly lower amount in the quarter ended March 31, 2003, $0.1 million, from the prior December 2002 quarter.

Product revenues also increased, improving by $12.6 million, or 24.9%, to $63.3 million in the second quarter of fiscal 2003 from the $50.7 million recorded in the prior fiscal year quarter and were 88.0% of total net sales versus 88.5% in the prior fiscal year quarter.  However, product revenues on a sequential basis decreased $3.7 million for the quarter ended March 31, 2003 from the $67.0 million in the December 2002 quarter.

Net sales to two major customers amounted to $12.0 million and $9.1 million, respectively, which was 16.7% and 12.7% of total net sales in the second fiscal quarter of 2003 compared with $3.2 million and $5.1 million of net sales to the same customers in the prior March fiscal year quarter, which was 5.7% and 9.0%, respectively, of total net sales.

Net sales for the six months ended March 31, 2003 increased $16.2 million, or 12.3%, to $147.6 million from $131.4 million in the comparable prior year fiscal period.  Service revenues for the six month period ended March 31, 2003 increased $3.8 million, or 28.9%, to $17.2 million from $13.4 million recorded in the prior fiscal year’s period.

Product revenues for the first six months of fiscal 2003 increased $12.3 million, or 10.4% to $130.3 million from $118.0 million in the comparable prior fiscal year period.

GROSS PROFIT.  Total gross profits increased $1.3 million, or 18.6%, to $8.4 million in the second quarter of fiscal 2003 from $7.1 million in prior fiscal year quarter.  Driving the increase in gross profits were increased service gross profits.  With product gross profits remaining flat for the March 2003 quarter, service gross profits were responsible for all of the $1.3 million increase in total gross profits, increasing 50.1% to $3.9 million from $2.6 million in the prior fiscal year March quarter.

As a percentage of net sales, service gross profit margins improved to 45.4% in the quarter ended March 31, 2003 from 39.8% in the prior fiscal year quarter and were responsible for all of the $1.3 million increase in total gross profits.  Target gross profit margins continue to be in the lower 35% to 37% range.  The service profit margins were abnormally high in the March 2003 quarter due to favorable margins realized in servicing two customers.  On a sequential basis, service gross profit margin percentages also increased 4.0% in the March 2003 quarter from the 41.4% recorded in the prior December 2002 quarter.

Total gross profits for the six months ended March 31, 2003, increased $3.0 million, or 21.0%, to $17.4 million from the $14.4 million reported in the comparable prior fiscal year period.  When expressed as a percentage of net sales, the gross profits percentage improved to 11.8% from the 11.0% reported in the prior comparable fiscal period.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $1.2 million, or 20.9%, to $7.1 million in the second quarter of fiscal 2003, from $5.9 million in prior fiscal year quarter.  The increase is a continuation of additional selling and marketing expenses that commenced late in fiscal 2002 and is a reflection of the Company’s effort to increase the size of its direct sales force.  To help reduce sales overhead expenses, during the June 2003 quarter the Company is initiating an outsourcing program for a part of its sales support functions that are considered to be back-office to an overseas provider.

The increase in selling and marketing expense was primarily labor related with $0.7 million related to an increase in selling and marketing wages, $0.1 million an increase in guaranteed commissions, and $0.3 million an increase in employee benefits.  Because of the increase in net sales that allows a broader base to spread costs, when selling and marketing expenses are expressed as a percentage of net sales they registered a decline of 0.4% to 9.9% in the March 2003 quarter from the prior fiscal year quarter.

For the six months ended March 31, 2003, selling and marketing expenses increased $3.0 million, or 25.3%, to $14.6 million, from $11.6 million of the prior fiscal year period.  The increase was due to the same labor trends noted above.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses decreased $0.5 million, or 16.6%, to $2.4 million in the second quarter of fiscal 2003, from $2.9 million in prior fiscal year quarter.  Approximately $0.4 million of the decrease is wage related, and of that, $0.2 million is identifiable as wages and severance costs for an executive who left the Company in the March 2002 and was not replaced.  The remaining $0.1 million of reductions in G&A expense were non-wage related and were widely dispersed among accounts with no concentration in any particular account.

The G&A expense decline in the March 2003 quarter becomes more noticeable when measured as a percentage of net sales, in which case there was a 1.7% of net sales decline to 3.4% from the second quarter of the prior fiscal year.  The G&A reduction trend noted above began, however, in earlier quarters, as there was an increase in G&A expense in the March 2003 quarter of $0.2 million from the $2.2 million of the December 2002 quarter.

The Company anticipates that G&A expense will continue to decline as its new outsourcing initiative unrolls for large segments of its accounting, payroll, collections, rebate, tax, and IT functions.  A member firm of KPMG in Pakistan has agreed to provide the necessary staffing and supervision of these functions at a significantly reduced cost.

For the six months ended March 31, 2003, G&A expenses decreased $1.3 million, or 22.4%, to $4.7 million, from the $6.0 million of the prior fiscal year period.  The decrease was due to the same labor trends noted above.  Approximately $0.9 million of the decrease was wage related.  Expressed as a percentage of net sales, G&A for the six months ended March 31, 2003 declined 1.4% from the 4.6% in the prior fiscal year six month period

LEGAL SETTLEMENT (RECOVERY) EXPENSE.  In February 2003 the court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick V. Din, et al.  As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff’s attorney fees of approximately $0.4 million. After a review by selected members of the Company’s board of directors who were not defendants in the litigation, and based on the board’s review and recommendation, the Company paid the settlement and charged the full amount to expense.

In February 2002, the Company recognized $0.8 million of income resulting from the settlement of a litigation claim with NovaQuest InfoSystems, now known as WebVision, Inc.  The Company was liable for a total of $1.6 million under various court decisions (including accrued interest) and settled for $1.2 million.  In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million.

OPERATING LOSS.  The operating loss increased $0.6 million, or 77.9%, to $1.5 million in second quarter of fiscal 2003 from $0.9 million in the prior fiscal year March quarter.  The increase in the operating loss in the second quarter of fiscal 2003 was primarily due to a $1.2 million increase in selling and marketing expense along with another $1.2 million adverse net charge from two legal settlements that produced expense in one fiscal period and income in the other.  As a result, total operating expenses were burdened with an increase of $1.9 million in operating costs that exceeded the $1.3 million increase in gross profits.

The slight decrease of $0.1 million in operating loss for the six month period ended March 31, 2003 as compared to the same period in fiscal 2002 can be attributed to the $3.0 million increase in gross profits offset by the $2.9 million increase in operating expenses.

INTEREST EXPENSE, NET.  Net interest expense remained stable at $0.2 million in the second quarter of fiscal 2003 and 2002.  The majority of the interest expense incurred by the Company represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long-term liability.  The remaining interest consisted of charges for guarantees of borrowings under the IBMCC credit facility, unused line and float charges, and interest on borrowings under the Foothill financing agreement (approximately $17,000).

PROVISION FOR INCOME TAXES.    The Company has exhausted all of its available carry back credits for federal tax refunds.  Therefore, the benefit to be realized from any future net operating losses will be dependent on future taxable earnings.  As of March 31, 2003, the Company had an estimated available net operating loss carry forward of approximately $11.6 million, of which $4.7 million would be considered an increase to capital when utilized and would not benefit earnings.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.  See Note 3 for an explanation of the transactions that occurred during the current reporting periods.

NET LOSS.  The net loss for the quarter ended March 2003 was $1.7 million, compared with net income of $0.7 million in the second quarter of fiscal 2002.  The loss for the March 2003 quarter can be attributed to the increased operating loss of $0.7 million discussed above as well as the absence of $1.5 million of tax benefits and $0.2 million of loss reversal from affiliates that was present in the prior fiscal March quarter.

For the six months ended March 31, 2003, the net loss increased $1.7 million, or 223.3% to $2.4 million, from the $0.7 million in the prior fiscal year period.  As with the March 2003 quarter, most of the increased net loss was due to the absence of $1.5 million of tax benefits and the $0.2 million of loss reversal from affiliates that is discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2003 operating activities used cash of $3.1 million, $1.9 million more than the $1.2 million used in the prior fiscal year period.  The principal reason for the use of cash by operations was the increase in net loss of $1.7 million and the $0.6 million cash used from the net change in operating assets and liabilities, chiefly from increases in accounts receivable and inventory balances.

The Company’s accounts receivable balance at March 31, 2003 and September 30, 2002, was $33.7 million and $31.7 million, respectively. The number of days’ sales outstanding in accounts receivable decreased to 42 days from 45 days, as of March 31, 2003 and September 30, 2002, respectively.

Inventories increased $2.0 million, from $5.6 million at September 30, 2002 to $7.6 million at March 31, 2003.  Most of the Company’s reported inventory balances consisted of in-transit inventory, representing sales orders that are in the process of being filled and become trade receivables within a few short days.  Physical inventories approximated $1.8 million at March 31, 2003 and increased $0.7 million from the $1.1 million on hand at September 30, 2002.  Most of the physical inventory was for product ordered by customers and in the process of being configured before shipment and billing.  The majority of the $0.7 million increase in physical inventory was to meet the processing requirements of a two large customers.

Investing activities used cash of $1.0 million during the March 2003 quarter, principally for the $0.9 million business acquisition with the balance related to the purchases of computer, software, and other information technology products.

Financing activities provided net cash totaling $0.9 million during the three months ended March 31, 2003, most of which was attributable to net borrowings under the Company’s lines of credit.

The Company’s revolving credit facilities are collateralized by accounts receivable and all other assets of the Company.  As of March 31, 2003, approximately $13.3 million was outstanding, most of which was outstanding against the IBMCC credit line.  At March 31, 2003, the Company had additional borrowings available of approximately $6.9 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

Both lines of credit contain certain financing and operating covenants relating to, among other things, net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line.  The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the March 2003 quarter and would be in default under the terms of such agreements.  To avert such a default, the Company renegotiated its lines of credit to ease its covenant requirements and signed an amendment to its loan agreement with Foothill on May 12,  2003 and then subsequently with IBMCC on May 12,  2003.

Under the amendments to the loan agreements the “earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth covenants have been reset for both loan agreements.  EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the March 31, 2003 quarter being set at a negative $3.5 million, the June 30, 2003 quarter a negative $1.9 million, the September 30, 2003 quarter a negative $0.8 million, the December 31, 2003 quarter a positive $0.3 million, and with all fiscal quarters thereafter set at the a positive $2.5 million.  Tangible net worth is measured on the last day of each fiscal quarter.  For the March 2003 quarter and for the following three quarters thereafter, tangible net worth is to be not less than $15.0 million, $14.3 million, $14.3 million, and $14.5 million, respectively.  Beginning with the March 2004 quarter and thereafter the tangible net worth is not to be less than $14.6 million.  In addition, IBMCC added a new covenant that limits product backlog to $4 million.

In consideration for their easing of the loan covenants, the lenders increased some borrowing rates and IBMCC lowered the available IBMCC credit line.  The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC.  The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. The variable interest rate at the option of the Company could be based on the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50%.

At March 31, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.  However, should the current negative earnings trend continue, which is possible, the Company may not meet its future quarter’s EBITDA or tangible net worth covenants, in which event it would be in default under its amended loan agreements.  In such event, management would request a waiver of such defaults.  If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates.  Should the Company’s working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Obligations and Commitments

As of March 31, 2003, the Company had the following obligations and commitments to make future payments contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Capital lease	$2,104	$668	$1,436	$—	$—
Operating leases	3,948	816	2,915	217	—

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has limited exposure to market risk from changes in interest rates from borrowings under its lines of credit.  While the Company’s primary working capital financing with Foothill provides for interest at a maximum rate of 2.50% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings.  For the guarantee to IBMCC, Foothill charges the Company 1.25% on outstanding balances.  The Company has been able to concentrate most of its borrowings from such interest-free flooring in fiscal year 2003. Because of the

Company’s ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be no financial impact upon the Company for the incremental increase, so long as the Company is successful in concentrating its borrowing on its $16 million 30-day interest-free flooring.  Borrowings in excess of $16 million would, of course, be subject to Foothill’s borrowing rate of up to 2.50% over prime (with the prime rate at 4.25% as of March 31, 2003).

Risk Factor for Delisting

The Company’s common stock is currently listed on the Nasdaq National Market. The Nasdaq Stock Market’s Marketplace Rules impose certain minimum financial requirements for the continued listing of stock. Two such requirements are a minimum market value of publicly held shares of $5 million and a minimum bid price of $1.00 per share of common stock.

The Company received a Nasdaq Staff Determination Letter dated April 15, 2003 indicating that the Nasdaq Stock Market has determined to delist the Company’s common stock from the Nasdaq National Market, effective at the opening of business on April 24, 2003, because the Company has been unable to comply with the $5 million minimum market value of publicly held shares requirement as set forth in the Nasdaq Marketplace Rules 4450(a)(2). In addition, the letter noted that the Company’s common stock has not met the continued listing requirement that the bid price be a minimum of $1.00 per share pursuant to Marketplace Rule 4310(c)(4).

En Pointe has requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination. Until the hearing is held and the Panel reaches its decision, En Pointe’s common stock will remain listed and continue to trade on the Nasdaq National Market. There can be no assurance the Panel will grant the Company’s request for continued listing.

In the event that the Panel determines to delist the Company’s common stock, the Company may apply to transfer its listing to The Nasdaq SmallCap Market. The Company would then be subject to the criteria for continuing inclusion in The Nasdaq SmallCap Market, which includes, among other requirements, that the Company maintain a minimum closing bid price per share of common stock of $1.00 for a period of ten consecutive trading days prior to July 12, 2003, which compliance date may be extended by Nasdaq under certain circumstances. If the Company does not meet the Nasdaq SmallCap Market listing criteria, the Company anticipates that its securities would be quoted on the Over-the-Counter Bulletin Board.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in timely notification of material information required to be included in the Company’s periodic filings under the Exchange Act of 1934.  No significant changes in the Company’s internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

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

In January of 2001, five of the Company’s directors, one current officer, and certain former officers along with four unrelated parties were named in a stockholder’s derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456).  In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff.  The settlement is conditioned upon and subject to court approval.  The Court approved the settlement and the Company related individual defendants were dismissed with prejudice.

In February of 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend.  Plaintiffs have filed their amended complaint.  In January of 2003, the En Pointe defendants filed another Motion to Dismiss.  The Motion to Dismiss has been fully briefed and is currently under submission with the Court.  The En Pointe defendants intend to continue to vigorously defend the allegations.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits:

10.34	Third Amendment to Loan and Security Agreement by and between En Pointe Technologies Sales, Inc. and Foothill Capital Corporation, as agent for the lenders, dated May 12, 2003.

10.35	Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit LLC (formerly IBM Credit Corporation), dated May 7, 2003.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

b	Reports on Form 8-K:

None filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

	By:	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2003

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

May 14, 2003

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

May 14, 2003

/s/ Kevin D. Ayers
Kevin D. Ayers
Vice President and
Chief Financial Officer