Form 10-Q
period 2003-06-30
EN POINTE TECHNOLOGIES INC
filed 2003-08-14
CIK 1010305

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                  For the quarterly period ended June 30, 2003

                                       or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 000-28052

                              --------------------

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

                                 (310) 725-5200

              (Registrant's telephone number, including area code)

                       -----------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of August 13, 2003, 6,721,827 shares of common stock of the Registrant were issued and outstanding.

================================================================================

           INDEX

           EN POINTE TECHNOLOGIES, INC.

    PART I        FINANCIAL INFORMATION

    Item 1        Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002

                  Condensed Consolidated June 30, 2003 Statements of Operations
                  - Three months and nine months ended June 30, 2003 and 2002 (unaudited)

                  Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2003 and 2002 (unaudited)

                  Notes to Condensed Consolidated Financial Statements - June 30, 2003

    Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3        Quantitative and Qualitative Disclosure About Market Risk

    Item 4        Controls and Procedures

    PART II       OTHER INFORMATION


    Item 1        Legal Proceedings
    Item 6        Exhibits & Reports on Form 8-K
                  Signature and Certifications

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                 June 30,         September 30,
                                                                   2003               2002
                                                                ---------          ---------
                                                               (Unaudited)
ASSETS:
Current assets:
     Cash                                                        $    902           $  4,629
     Restricted cash                                                   70                 70
     Accounts receivable, net                                      37,631             31,748
     Inventories, net                                               9,791              5,611
     Recoverable taxes                                               --                1,800
     Prepaid expenses and other current assets                        507                789
                                                                 --------           --------
         Total current assets                                      48,901             44,647
Property and equipment, net of accumulated
     depreciation and amortization                                  6,269              7,002
Other assets                                                        1,093                551
                                                                 --------           --------
          Total assets                                           $ 56,263           $ 52,200
                                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable, trade                                     $ 15,328           $  9,860
     Borrowings under lines of credit                              13,939             12,421
     Accrued liabilities                                            4,015              3,991
     Other current liabilities                                      1,503              1,529
                                                                 --------           --------
          Total current liabilities                                34,785             27,801
Long term liability                                                 5,435              5,433
Losses in excess of investment in unconsolidated affilitates         --                  143
                                                                 --------           --------
          Total liabilities                                        40,220             33,377
                                                                 --------           --------
Stockholders' equity:
     Common stock                                                       7                  7
     Additional paid-in capital                                    41,241             41,241
     Treasury stock                                                    (4)                (4)
     Accumulated deficit                                          (25,201)           (22,421)
                                                                 --------           --------
          Total stockholders' equity                               16,043             18,823
                                                                 --------           --------
          Total liabilities and stockholders' equity             $ 56,263           $ 52,200
                                                                 ========           ========

            See Notes to Condensed Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three months ended                  Nine months ended
                                                                               June 30,                           June 30,
                                                                    ---------------------------         ---------------------------
                                                                       2003              2002              2003              2002
                                                                    ---------         ---------         ---------         ---------
Net sales:
   Product                                                          $  60,598         $  57,832         $ 190,939         $ 175,846
   Service                                                              9,415             6,312            26,661            19,689
                                                                    ---------         ---------         ---------         ---------
     Total net sales                                                   70,013            64,144           217,600           195,535
                                                                    ---------         ---------         ---------         ---------
Cost of sales:
   Product                                                             55,620            54,307           176,076           162,920
   Service                                                              5,419             3,785            15,172            12,203
                                                                    ---------         ---------         ---------         ---------
     Total cost of sales                                               61,039            58,092           191,248           175,123
                                                                    ---------         ---------         ---------         ---------
Gross profit:
   Product                                                              4,978             3,525            14,863            12,926
   Service                                                              3,996             2,527            11,489             7,486
                                                                    ---------         ---------         ---------         ---------
     Total gross profit                                                 8,974             6,052            26,352            20,412
                                                                    ---------         ---------         ---------         ---------
Selling and marketing expenses                                          6,748             5,758            21,321            17,389
General and administrative expenses                                     2,498             2,666             7,167             8,682
Legal settlement expense (recovery)                                      --                --                 393              (848)
                                                                    ---------         ---------         ---------         ---------
     Operating loss                                                      (272)           (2,372)           (2,529)           (4,811)
                                                                    ---------         ---------         ---------         ---------
Interest expense, net                                                     182               166               590               512
Other income, net                                                         (63)             (100)             (196)             (221)
                                                                    ---------         ---------         ---------         ---------
Loss before income taxes and loss                                        (391)           (2,438)           (2,923)           (5,102)
                                                                    ---------         ---------         ---------         ---------
   reversal income from affiliates
Benefit for income taxes                                                 --                (322)             --              (1,807)
Loss reversal income from affiliates                                     --                 180               143               621
                                                                    ---------         ---------         ---------         ---------
     Net loss                                                       $    (391)        $  (1,936)        $  (2,780)        $  (2,674)
                                                                    =========         =========         =========         =========
           Net loss per share:
             Basic                                                  $   (0.06)        $   (0.29)        $   (0.41)        $   (0.40)
                                                                    =========         =========         =========         =========
             Diluted                                                $   (0.06)        $   (0.29)        $   (0.41)        $   (0.40)
                                                                    =========         =========         =========         =========
     Weighted average shares outstanding:
             Basic                                                      6,720             6,698             6,720             6,639
                                                                    =========         =========         =========         =========
             Diluted                                                    6,720             6,698             6,720             6,639
                                                                    =========         =========         =========         =========

            See Notes to Condensed Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                       Nine months ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                     2003              2002
                                                                                   -------           -------
Cash flows from operating activities:
  Net loss                                                                         $(2,780)          $(2,674)
  Adjustments to reconcile net loss
   to net cash used by operations:
    Deferred rent expense                                                               (2)               94
    Depreciation and amortization                                                    1,365             1,380
    Loss reversal income from affiliates                                              (143)             (621)
    Allowances for doubtful accounts, returns, and  inventory                          241               199
    Net change in operating assets and liabilities                                  (2,725)            1,302
                                                                                   -------           -------
       Net cash used by operating activities, net of effects of acquisition         (4,044)             (320)
                                                                                   -------           -------
Cash flows from investing activities:
 Acquisition of business                                                              (921)             --
 Purchase of property and equipment                                                   (198)             (793)
                                                                                   -------           -------
     Net cash used by investing activities                                          (1,119)             (793)
                                                                                   -------           -------
Cash flows from financing activities:
 Net borrowings under lines of credit                                                1,518             6,330
 Payment on long term liability                                                        (82)              (64)
 Proceeds from sales of stock to employees                                            --                 194
                                                                                   -------           -------
     Net cash provided by financing activities                                       1,436             6,460
                                                                                   -------           -------
  (Decrease) increase in cash                                                      $(3,727)          $ 5,347
                                                                                   =======           =======
Supplemental disclosures of cash flow information:
    Interest paid                                                                  $   652           $   525
                                                                                   =======           =======
    Income taxes refunded                                                          $(1,958)          $  (819)
                                                                                   =======           =======
    Equipment purchased under capitalized lease                                    $    86
                                                                                   =======

            See Notes to Condensed Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc. (the "Company" or "En Pointe") at June 30, 2003, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2003 and 2002 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. It is suggested that these condensed statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2002.

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

                                                                  Three Months Ended June 30,           Nine Months Ended June 30,
                                                             ------------------------------------      ----------------------------
(In Thousands Except Per Share Amounts)                            2003                 2002                 2003         2002
                                                             ---------------      ---------------      ---------------      -------
Net loss                                                     $          (391)     $        (1,936)     $        (2,780)     $(2,674)
                                                             ===============      ===============      ===============      =======
Weighted average shares outstanding                                    6,720                6,698                6,720        6,639
Effect of dilutive securities:
   Dilutive potential of options                                        --                   --                   --           --
Weighted average shares and share equivalents
                                                             ---------------      ---------------      ---------------      -------
   outstanding                                               $         6,720      $         6,698      $         6,720      $ 6,639
                                                             ===============      ===============      ===============      =======
Basic loss per share                                         $         (0.06)     $         (0.29)     $         (0.41)     $ (0.40)
                                                             ===============      ===============      ===============      =======
Diluted loss per share                                       $         (0.06)     $         (0.29)     $         (0.41)     $ (0.40)
                                                             ===============      ===============      ===============      =======

            See Notes to Condensed Consolidated Financial Statements.

NOTE 3 - LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATES

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

      As the Company was relieved of its debt guarantees, those losses generally were reversed and reported as income except for the retention of a portion of the income for the establishment of certain reserves for losses on past transactions with the affiliates as well as estimated costs in transitioning from IT services provided by SupplyAccess, Inc., a former affiliate, to performing those functions in-house. With the final recognition in the quarter ended December 31, 2002, of $143,000 of income from the reversal of such losses, the Company has reversed all of the losses in excess of equity investments previously established.

     In the prior fiscal year for the three and nine months ended June 30, 2002, the Company recognized approximately $180,000 and $621,000, respectively of benefits from the reversal of losses of unconsolidated affiliates.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement -- Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The Company adopted this standard on January 1, 2003. Adoption of this standard has had no impact on financial results.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 144 effective October 1, 2002. Adoption of this standard has had no impact on financial results.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company adopted this standard on January 1, 2003. Adoption of this standard has had no impact on financial results.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent and additional disclosure in both annual and interim financial statements on the method of accounting for stock-based compensation. The interim disclosure provisions are effective for financial reports for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company did not transition to the use of a fair value method for accounting for stock-based compensation as permitted by SFAS No. 148. Adoption of this standard has had no impact on financial results.

      In November 2002, the EITF of the FASB issued EITF No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" which addresses the accounting treatment for discounts, rebates, price reductions and other similar incentives which vendors offer their customers. This EITF consensus standardizes the accounting treatment for these types of arrangements by requiring that consideration received from a vendor be reflected as a reduction in the purchase price of the item, or for the reimbursement of expenses received from a vendor, be reflected as a reduction in the applicable expense item. The EITF also concluded that rebates or refunds that are earned based upon a specified level of purchases, or continued purchases over a specified period of time, should be accrued if it is probable they will be earned and can be estimated. Adoption of this standard has had no impact on financial results.

NOTE 5 - RESTRUCTURE

     The following table summarizes the remaining reserves associated with the two restructurings recognized in June 2000 and 2001:

                                              Beginning          Expensed                        Remaining
                                               Accrual            Through           Cash          Accrual
                                           October 1, 2002     June 30, 2003       Payments     June 30, 2003
                                           -----------------   --------------    -----------   --------------
                                                                       (In Thousands)
Separation costs for terminated employees  $       --           $     --         $     --      $     --
        Facilities closing and downsizing                203          --                (174)             29
                                           -----------------   --------------    ------------  --------------
                                           $             203   $      --         $      (174)  $          29
                                           =================   ==============    ============  ==============

NOTE 6 - LEGAL MATTERS

      In January 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a stockholder's derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456). In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff. The settlement is conditioned upon and subject to court approval. The Court approved the settlement and the Company related individual defendants were dismissed with prejudice.

      In February 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend. Plaintiffs have filed their amended complaint. In January 2003, the En Pointe defendants filed another Motion to Dismiss. The Motion to Dismiss has been fully briefed and is currently under submission with the Court. The En Pointe defendants intend to continue to vigorously defend the allegations.

NOTE 7 - ACQUISITION OF BUSINESS

      On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation, a Chicago-based value-added reseller, providing the Company with an established presence in one of the largest market places in the U.S. Based on an independent preliminary valuation, the total purchase price of approximately $921,000 has been allocated as follows (in thousands):

                     Inventory                                 $76
                     Depreciable assets                        145
                     Customer relationships                    470
                     Goodwill                                  230
                                                        -----------
                        Purchase price                        $921
                                                        ===========

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

      Under terms of the agreement, the stockholders of Tabin Corporation were eligible to receive additional earn-out payments based upon achieving certain profitability targets over a two-year period beginning November 1, 2002. On July 8, 2003, the stockholders of Tabin Corporation agreed to a modification of the agreement that accepted a one-time payment of $5,000 as payment in full for any sums owed under the earn-out provisions of the acquisition agreement.

      The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine month periods ended June 30, 2003 and June 30, 2002 as if the acquisition of Tabin Corporation's operations had occurred on October 1, 2002 and 2001, respectively (in thousands, except per share data).

                                     Three months ended                         Nine months ended
                                          June 30,                                    June 30,
                              -------------------------------            --------------------------------
                                 2003                  2002                  2003                  2002
                              ---------             ---------             ---------             ---------
Net sales                     $  70,013             $  70,973             $ 218,668             $ 214,131
Net loss                      $    (391)            $  (1,873)            $  (2,652)            $  (2,579)
Net loss per share:
     Basic                    $   (0.06)            $   (0.28)            $   (0.39)            $   (0.39)

      These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2002 and 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

NOTE 8 - DEBT COVENANTS

         The Company's revolving credit facilities are collateralized by accounts receivable and all other assets of the Company. As of June 30, 2003, approximately $13.9 million was outstanding, $13.6 million of which was outstanding against the IBM Credit Corporation ("IBMCC") credit line. At June 30, 2003, the Company had additional borrowings available of approximately $7.9 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

      Both lines of credit contain certain financing and operating covenants relating to, among other things, net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line. The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit with IBMCC to ease its covenant requirements and signed amendments to each of its financing agreements with Foothill Capital Corporation ("Foothill") and IBMCC in May 2003.

      Under the amendments to the loan agreements the "earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth covenants have been reset for both loan agreements. EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the March 31, 2003 quarter set at a negative $3.5 million, the June 30, 2003 quarter set at a negative $1.9 million, the September 30, 2003 quarter set at a negative $0.8 million, the December 31, 2003 quarter set at a positive $0.3 million, and all fiscal quarters thereafter set at a positive $2.5 million. Tangible net worth is measured on the last day of each fiscal quarter. For the quarter ended March 31, 2003 and for the three quarters thereafter, tangible net worth may not be less than $15.0 million, $14.3 million, $14.3 million, and $14.5 million, respectively. Beginning with quarter ending March 31, 2004 and each quarter thereafter the tangible net worth may not be less than $14.6 million. In addition, IBMCC added a new covenant that limits product backlog to $4 million at any given time.

      As consideration for the amendments to the loan covenants, the lenders increased some borrowing rates and IBMCC reduced the available IBMCC credit line. The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC. The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. The variable interest rate at the option of the Company is based on either the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50% and, under the LIBOR option, was similarly increased 0.5% to the LIBOR rate plus 4.75%.

      At June 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements. However, should the Company's current negative earnings trend continue, which is possible, the Company may not meet its future EBITDA or tangible net worth covenants. As a result, the Company would be in default under its amended loan agreements. In such event, management would request a waiver of such defaults. If such defaults were not waived by the lenders, the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company's working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months. However, the Company would be required to significantly scale down its operations if it were unable to obtain alternative sources of financing.

NOTE 9 - BENEFIT FOR INCOME TAXES

      For the quarter ended June 30, 2003, the Company recognized a net $0.3 million federal income tax benefit, which was a continuation of the $2.0 million tax benefit initially recorded for the quarter ended June 30, 2002. The credit was based on the tax bill, "Job Creation and Worker Assistance Act of 2002," that was signed into law on March 9, 2002 that allowed a net operating loss ("NOL") arising in tax years ending in 2001 and 2002 to be carried back 5 years instead of the traditional 2 years that was previously in effect under the old tax law.

      No income tax benefit for the current NOL has been recognized for the three and nine months ended June 30, 2003 because the Company has exhausted all of its available carry back credits for federal tax refunds. Therefore, any benefit to be realized from future NOLs will be dependent on future taxable earnings. As of June 30, 2003, the Company had an estimated available NOL carry forwards of approximately $12.0 million, of which $4.7 million would be considered an increase to capital when utilized and would not benefit earnings.

NOTE 10 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This standard amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 148, the Company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                               Three Months Ended June 30,            Nine Months Ended June 30,
                                             --------------------------------       ------------------------------
(In Thousands Except Per Share Amounts)           2003                2002                2003             2002
                                             ------------        ------------        ------------        ---------
Net loss, as reported                        $       (391)       $     (1,936)       $     (2,780)       $  (2,674)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                   (196)               (292)               (589)            (863)
                                             ------------        ------------        ------------        ---------
Pro forma net loss                           $       (587)       $     (2,228)       $     (3,369)       $  (3,537)
                                             ============        ============        ============        =========
Net loss per share:
  Basic-as reported                          $      (0.06)       $      (0.29)       $      (0.41)       $   (0.40)
                                             ============        ============        ============        =========
  Basic-pro forma                            $      (0.09)       $      (0.33)       $      (0.50)       $   (0.53)
                                             ============        ============        ============        =========
  Diluted-as reported                        $      (0.06)       $      (0.29)       $      (0.41)       $   (0.40)
                                             ============        ============        ============        =========
  Diluted-pro forma                          $      (0.09)       $      (0.33)       $      (0.50)       $   (0.53)
                                             ============        ============        ============        =========

NOTE 11 - PURCHASE OFFER TO ACQUIRE COMPANY STOCK


      On July 28, 2003, the Company announced in a press release that it had received an offer from Bob Din, its Chairman and Chief Executive Officer, to acquire the balance of the outstanding equity interests of the Company through a negotiated merger at a price of $0.70 per share, including the equity in outstanding in-the-money stock options (whether vested or unvested), in a "going-private" transaction. The press release was not intended as a solicitation of a proxy, an offer to purchase or a solicitation of an offer to sell shares of the Company.

The press release was not intended as a solicitation of a proxy, an offer to purchase or a solicitation of an offer to sell shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

      (i) any statements contained or incorporated herein regarding possible or assumed future results of operations of En Pointe's business, anticipated cost savings or other synergies, the markets for En Pointe's services and products, anticipated capital expenditures, regulatory developments or competition;

      (ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," "projects," "potential," or similar expressions; and

      (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

      Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) A significant portion of the Company's sales continuing to be to certain large customers, (ii) Continued dependence by the Company on certain allied distributors, (iii) Continued downward pricing pressures in the information technology market, (iv) The ability of the Company to maintain inventory and accounts receivable financing on acceptable terms, (v) Quarterly fluctuations in results, (vi) Seasonal patterns of sales and client buying behaviors, (vii) Changing economic influences in the industry, (viii) The development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) Dependence on intellectual property rights, (x) Delays in product development, (xi)The Company's dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) Volatility of the Company's stock price, (xiii) Delays in the receipt of orders or in the shipment of products, (xiv) Any delay in execution and implementation of the Company's system development plans, (xv) Loss of minority ownership status, (xvi) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company's products, (xvii) Changes in the costs or availability of products, (xviii) Interruptions in transport or distribution,
(xix) General business conditions in the economy, (xx) The ability of the Company to prevail in litigation, (xxii) Increased risk from international political and economic conditions relating to outsourcing of finance, IT, sales support and other back-office functions outside the United States, (xxiii) The impact of the Nasdaq delisting action, including decreased liquidity in the Company's common stock as a result of delisting from the Nasdaq National Market, decreased securities analyst and/or news media coverage of the Company as a result of delisting from the Nasdaq National Market, increased regulation under the SEC's "penny stock" rules if the Company's securities are traded on the Over-the-Counter Bulletin Board, and (xxiv) The impact of the Company's decision to accept or reject any buyout offer.

      Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the

Company's most recent Form 10-K and Annual Report as of September 30, 2002. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

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

Product returns. In general, the Company follows a strict policy of duplicating the terms of its vendor or manufacturers' product return policies. However, in certain cases the Company must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations (RMA) are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales.

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

COMPARISONS OF FINANCIAL RESULTS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                             Three Months Ended               Nine months ended
                                                                  June 30,                        June 30,
                                                         ------------------------          -----------------------
                                                          2003             2002             2003             2002
                                                         ------           ------           ------           ------
Net sales:
   Product .............................................   86.6%            90.2%            87.7%            89.9%
   Services ............................................   13.4              9.8             12.3             10.1
                                                         ------           ------           ------           ------
     Total net sales ...................................  100.0            100.0            100.0            100.0
Gross profit:
   Product .............................................    7.1              5.5              6.8              6.6
   Services ............................................    5.7              3.9              5.3              3.8
                                                         ------           ------           ------           ------
     Total gross profit ................................   12.8              9.4             12.1             10.4
Selling and marketing expenses .........................    9.6              8.9              9.8              8.9
General and administrative expenses ....................    3.6              4.2              3.3              4.4
Legal settlement expense (recovery) ....................   --               --                0.2             (0.4)
                                                         ------           ------           ------           ------
     Operating loss ....................................   (0.4)            (3.7)            (1.2)            (2.5)
Interest expense, net ..................................    0.3              0.3              0.2              0.3
Other income, net ......................................   (0.1)            (0.2)            (0.1)            (0.1)
                                                         ------           ------           ------           ------
    Loss before taxes and loss reversal income .........   (0.6)            (3.8)            (1.3)            (2.7)
        from affiliates
Benefit for income taxes ...............................   --               (0.5)             --              (1.0)
Loss reversal income from affiliates ...................   --                0.3              --               0.3
                                                         ------           ------           ------           ------
     Net loss ..........................................   (0.6)%           (3.0)%           (1.3)%           (1.4)%
                                                         ======           ======           ======           ======

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003 (THE THIRD QUARTER OF FISCAL 2003) AND 2002 (THE THIRD QUARTER OF FISCAL 2002)

      NET SALES. Net sales increased $5.9 million, or 9.1%, to $70.0 million for the three months ended June 30, 2003 from $64.1 million for the three months ended June 30, 2002. The 9.1% net sales increase in the three months ended June 30, 2003 is the third consecutive increase in quarterly net sales over those of the respective quarters of the prior fiscal year.

      Service revenues continued to improve; increasing $3.1 million, or 49.2%, to $9.4 million for the three months ended June 30, 2003 from $6.3 million recorded for the three months ended June 30, 2002 and were 13.4% of total net sales versus 9.8% for the three months ended June 30, 2002. Service revenues on a sequential basis increased $0.7 million, or 8.6%, for the three months ended June 30, 2003, from that for the three months ended March 31, 2003. The increases in service revenues came from existing customers and several short-term projects in which the Company is engaged.

      Product revenues increased although at a slower rate than service, increasing $2.8 million, or 4.8%, to $60.6 million for the three months ended June 30, 2003 from the $57.8 million for the three months ended June 30, 2002 and were 86.6% of total net sales versus 90.2% in the prior fiscal year quarter. Product revenues on a sequential basis decreased $2.7 million for the quarter ended June 30, 2003 from the $63.3 million for the three months ended March 31, 2003.

      Government sales in Southern California, which contribute a significant portion of the Company's sales, continued to be adversely impacted by the State's budget crisis and the consequential buying moratorium put in place, resulting in a $3.1 million net sales decline from such business for the three months ended June 30, 2003 when compared with the three months ended June 30, 2002. With Southern California government sales off, there were no other net sales concentrations of 10% or greater to any one major customer in the quarter ended June 30, 2003. In the three months ended June 30, 2002, three customers with net sales of $8.7 million, $7.8 million, and $6.6 million accounted for 13.6%,

12.1%, and 10.3%, respectively, of net sales. For the nine months ended
June 30, 2003, one customer with net sales of $22.8 million accounted for 10.5% of total net sales. For the nine months ended June 30, 2002, three customers with net sales of $20.3 million, $19.5 million, and $19.2 million accounted for 10.4%, 10.0%, and 9.8%, respectively, of net sales during that period.

         Net sales for the nine months ended June 30, 2003 increased $22.1 million, or 11.3%, to $217.6 million from $195.5 million for the nine months ended June 30, 2002. Service revenues for the nine month period ended June 30, 2003 increased $7.0 million, or 35.4%, to $26.7 million from $19.7 million recorded for the nine months ended June 30, 2002.

         Product revenues for the nine months ended June 30, 2003 increased $15.1 million, or 8.6% to $190.9 million from $175.8 million for the nine months ended June 30, 2002.

         GROSS PROFIT. Total gross profits increased $2.9 million, or 48.3%, to $9.0 million for the three months ended June 30, 2003 from $6.1 million for the three months ended June 30, 2002. Product gross profits increased $1.5 million, or 41.2% and service gross profits increased $1.5 million, or 58.1%.

         As a percentage of net sales, gross profit margins improved to 12.8% for the three months ended June 30, 2003 from 9.4% for the three months ended June 30, 2002. The product gross profit margin percentage improved to 8.2% from 6.1% for the three months ended June 30, 2002, and the service gross profit margin percentage increased to 42.4% from 40.0% for the three months ended June 30, 2002. It should be noted that service gross margins during the current fiscal year have remained above the Company's targeted gross profit margin range of 35% to 37% in large part because of a small number of short-term projects and are not considered representative of anticipated future service margins. On a sequential basis, the service profit margin percentage decreased 3.0% from 45.4% for the three months ended March 31, 2003.

         Total gross profits for the nine months ended June 30, 2003, increased $6.0 million, or 29.1%, to $26.4 million from the $20.4 million for the nine months ended June 30, 2002. When expressed as a percentage of net sales, the gross profits percentage improved to 12.1% from 10.4% for the nine months ended June 30, 2002.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.9 million, or 17.2%, to $6.7 million for the three months ended June 30, 2003, from $5.8 million for the three months ended June 30, 2002. The increase is a continuation of additional selling and marketing expenses that commenced late in fiscal 2002 and is a reflection of the Company's effort to increase the size of its direct sales force. To help reduce sales overhead expenses, during the three months ended June 30, 2003, the Company initiated an outsourcing program for a part of its sales support functions that are considered to be back-office to an overseas provider. The outsourcing program was still in a transition stage during the three months ended June 30, 2003, and, as a result, net savings under the program have not been quantified.

         For the nine months ended June 30, 2003, selling and marketing expenses increased $3.9 million, or 22.6%, to $21.3 million, from $17.4 million for the nine months ended June 30, 2002. The increase was due to the same labor trends noted above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (G&A) expenses were largely unchanged, decreasing by only $0.2 million, or 6.3%, to $2.5 million for the three months ended June 30, 2003, from $2.7 million for the three months ended June 30, 2002. On a sequential basis, while there was a slight increase in G&A expenses of $0.1 million, or 2.8%, from that of the three months ended March 31, 2003 related to legal and consulting services.

         The slight G&A expense decline for the three months ended June 30, 2003 appears greater when measured as a percentage of net sales because of improving sales volume, which indicates a 0.6% expense decline to 3.6% for the three months ended June 30, 2003 from 4.2% for the three months ended June 30, 2002.

         For the nine months ended June 30, 2003, G&A expenses decreased $1.5 million, or 17.4%, to $7.2 million, from the $8.7 million for the nine months ended June 30, 2002. Approximately $0.7 million of the decrease was wage related and another $0.6 million relates to reduction in facilities costs. Expressed as a percentage of net sales, G&A for the nine months ended June 30, 2003 declined 1.1% from the 4.4% for the nine months ended June 30, 2002.

         LEGAL SETTLEMENT (RECOVERY) EXPENSE. In February 2003 the court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick V. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff's attorney fees of approximately $0.4 million. After a review by selected members of the Company's board of directors who were not defendants in the litigation, and based on the board's review and recommendation, the Company paid the settlement and charged the full amount to expense.

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

         OPERATING LOSS. The operating loss decreased $2.1 million, or 88.5%, to $0.3 million for the three months ended June 30, 2003 from $2.4 million for the three months ended June 30, 2002. The decrease in the operating loss for the three months ended June 30, 2003 was primarily due to the $2.9 million increase in gross profits that resulted from both an increase in total net sales as well as improved gross margins. The improvement in gross profits was offset by an increase of $0.9 million in selling and marketing expense.

         For the nine month period ended June 30, 2003, there was a similar decrease of $2.3 million, or 47.4%, in operating loss as compared to the nine month period ended June 30, 2002. Again, increased gross profits of $6.0 million from increases in net sales and gross margins was the leading factor for the decline, which was offset by $3.7 million increase in operating expenses, chiefly from the $3.9 million of increase selling and marketing expense.

         INTEREST EXPENSE, NET. Net interest expense remained stable at $0.2 million for the three months ended June 30, 2003 and 2002. The majority of the interest expense incurred by the Company represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long-term liability. The remaining interest consisted of charges for guarantees of borrowings under the IBMCC credit facility, unused line and float charges, and interest on borrowings under the Foothill financing agreement.

         Interest expense for the nine month period ended June 30, 2003 increased $0.1 million, or 15.2%, to $0.6 million from the $0.5 million during the nine month period ended June 30, 2002.

         PROVISION FOR INCOME TAXES. The Company has exhausted all of its available carry back credits for federal tax refunds. Therefore, the benefit to be realized from any future net operating losses will be dependent on future taxable earnings. As of June 30, 2003, the Company had an estimated available net operating loss carry forward of approximately $12.0 million, of which $4.7 million would be considered an increase to capital when utilized and would not benefit earnings.

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

         NET LOSS. The net loss for the three month period ended June 30, 2003 decreased $1.5 million, or 79.8%, to $0.4 million from the $1.9 million for the three month period ended June 30, 2002. The decrease in net loss for the three month period ended June 30, 2003 can be attributed to the decreased operating loss of $2.1 million discussed above reduced by the benefit resulting from $0.3 million of tax benefits and $0.2 million of loss reversal from affiliates that that was present in the three month period ended June 30, 2002, but absent in the three month period ended June 30, 2003.

         For the nine months ended June 30, 2003, the net loss increased $0.1 million, or 4.0% to $2.8 million, from the $2.7 million in the prior fiscal year period. This was despite a large, favorable decrease in operating loss of $2.3 million, and was chiefly due to the prior year benefiting from $1.8 million of tax benefits and an additional $0.5 million of loss reversal from affiliates that was not present to benefit the 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2003 operating activities used cash of $4.0 million, $3.7 million more than the $0.3 million used in the for the nine month period ended June 30, 2002. The principal reason for the use of cash by operations was the $6.0 million increase accounts receivable.

         The Company's accounts receivable balance at June 30, 2003 and September 30, 2002, was $37.6 million and $31.7 million, respectively. The number of days' sales outstanding in accounts receivable increased to 47 days from 45 days, as of June 30, 2003 and September 30, 2002, respectively.

         Inventories increased $4.2 million, from $5.6 million at September 30, 2002 to $9.8 million at June 30, 2003. Most of the Company's reported inventory balances consisted of in-transit inventory, representing sales orders that are in the process of being filled and become trade receivables within a few short days. Actual physical inventories approximated $2.0 million at June 30, 2003, an increase of $0.9 million from the $1.1 million on hand at September 30, 2002. Most of the physical inventory was for product ordered by customers and in the process of being configured before shipment and billing.

         Investing activities used cash of $1.1 million during the nine months ended June 30, 2003, principally for the $0.9 million business acquisition with the balance related to the purchases of computer, software, and other information technology products.

         Financing activities provided net cash totaling $1.4 million during the nine months ended June 30, 2003, most of which was attributable to net borrowings under the Company's lines of credit.

         The Company's revolving credit facilities are collateralized by accounts receivable and all other assets of the Company. As of June 30, 2003, approximately $13.9 million was outstanding, $13.6 million of which was outstanding against the IBMCC credit line. At June 30, 2003, the Company had additional borrowings available of approximately $7.9 million after taking into consideration the available collateral and borrowing limitations under its financing agreements.

         Both lines of credit contain certain financing and operating covenants relating to, among other things, net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line. The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the three months ending March 31, 2003 and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit to ease its covenant requirements and signed amendments to each of its financing agreements with Foothill and IBMCC in May 2003.

         Under the amendments to the loan agreements the "earnings before interest, taxes, depreciation and amortization" (EBITDA) and tangible net worth covenants have been reset for both loan agreements. EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the March 31, 2003 quarter set at a negative $3.5 million, the June 30, 2003 quarter set at a negative $1.9 million, the September 30, 2003 quarter set at a negative $0.8 million, the December 31, 2003 quarter set at a positive $0.3 million, and all fiscal quarters thereafter set at a positive $2.5 million. Tangible net worth is measured on the last day of each fiscal quarter. For the quarter ended March 31, 2003 quarter and for the three quarters thereafter, tangible net worth is to be not less than $15.0 million, $14.3 million, $14.3 million, and $14.5 million, respectively. Beginning with the quarter ending March 31, 2004 and each quarter thereafter the tangible net worth is not to be less than $14.6 million. In addition, IBMCC added a new covenant that limits product backlog to $4 million at any given time.

         As consideration for the amendments to the loan covenants, the lenders increased some borrowing rates and IBMCC reduced the available IBMCC credit line. The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $20.0 million. In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC. The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. The variable interest rate at the option of the Company is based on either the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50% and, under the LIBOR option, was similarly increased 0.5% to the LIBOR rate plus 4.75%..

         At June 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements. However, should the Company's current negative earnings trend continue, which is possible, the Company may not meet its future EBITDA or tangible net worth covenants. As a result the Company would be in default under its amended loan agreements. In such event, management would request a waiver of such defaults. If such defaults were not waived by the lenders, the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company's working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

OBLIGATIONS AND COMMITMENTS

         As of June 30, 2003, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

                                                                          Payments Due by Period (In Thousands)
                                                 -----------------------------------------------------------------------------
                                                               Less Than
              Contractual Cash Obligations        Total         1 Year         1-3 Years       4-5 Years       After 5 Years
                                                 ---------    ------------    -----------   -------------   ------------------
Capital leases                                    $2,092         $  723         $1,369       $     --          $     --
Operating leases                                   3,652          1,456          2,196             --                --

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has limited exposure to market risk from changes in interest rates from borrowings under its lines of credit. While the Company's primary working capital financing with Foothill provides for interest at a maximum rate of 2.50% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings. For the guarantee to IBMCC, Foothill charges the Company 1.25% on outstanding balances. The Company has been able to concentrate most of its borrowings from such interest-free flooring in fiscal year 2003. Because of the Company's ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be no financial impact upon the Company for the incremental increase, so long as the Company is successful in concentrating its borrowing on its $16 million 30-day interest-free flooring. Borrowings in excess of $16 million would, of course, be subject to Foothill's borrowing rate of up to 2.50% over prime (with the prime rate at 4.00% as of June 30, 2003).

RISK FACTOR FOR DELISTING

         Because the Company was unable to meet certain Nasdaq National Market listing requirements, its common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective June 2, 2003. However, the Company continues to be subject to the criteria for continuing inclusion in The Nasdaq SmallCap Market, which includes, among other requirements, that the Company maintain a minimum closing bid price per share of common stock of $1.00 for a period of ten consecutive trading days prior to July 14, 2003.

         The Company failed to meet the $1.00 minimum bid requirement imposed for the period ending July 14, 2003. However, Nasdaq SmallCap Market rules allow for an extension of an additional 180 days provided any one of three requirements is met. On July 21, 2003, the Company received notification that the Nasdaq Listing Qualifications Panel had granted the Company an additional 180-day period, or until January 12, 2004, to comply with the $1.00 minimum bid requirement. Should the Company not meet the Nasdaq SmallCap Market listing criteria by January 12, 2004, the Company anticipates that its securities would be delisted from the Nasdaq SmallCap Market and quoted on the Over-the-Counter Bulletin Board.

ITEM 4.  CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely notification of material information required to be included in the Company's periodic filings under the Exchange Act of 1934. No significant changes in the Company's internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company's business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

         In January 2001, five of the Company's directors, one current officer, and certain former officers along with four unrelated parties were named in a stockholder's derivative complaint alleging that such persons improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company of the damages it sustained as a result of such activities (Fredrick V. Din, et al., Superior Court of California, County of Los Angeles Case No. YC 039456). In January of 2003, the Company-affiliated individual defendants agreed to a conditional settlement of this matter with the plaintiff. The settlement is conditioned upon and subject to court approval. The Court approved the settlement and the Company related individual defendants were dismissed with prejudice.

         In February 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). On February 19, 2002, the En Pointe defendants filed a Motion to Dismiss on the grounds that the allegations failed to state any actionable claims against the En Pointe defendants. The Motion to Dismiss was granted with leave to amend. Plaintiffs have filed their amended complaint. In January 2003, the En Pointe defendants filed another Motion to Dismiss. The Motion to Dismiss has been fully briefed and is currently under submission with the Court. The En Pointe defendants intend to continue to vigorously defend the allegations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

31.1 Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

         On May 7, 2003, the Company filed a report on Form 8-K announcing the issuance of its financial results for the fiscal quarter ended March 31, 2003.

         On June 6, 2003, the Company filed a report on Form 8-K announcing two items. The first was that it had received a determination letter from the Nasdaq indicating that its shares would be transferred to the Nasdaq SmallCap Market effective immediately. The second was that the Company was the subject of an audit report issued by the Controller's Office of the City of Los Angeles alleging that it had over-billed the City between $698,000 and $2.9 million. The Company has disputed the allegation and believes that it is in compliance with the contract.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     En Pointe Technologies, Inc.
                                     (REGISTRANT)

                                  By:  /s/ Kevin D. Ayers
                                      ----------------------------------------
                                       Kevin D. Ayers, Chief Financial Officer
                                       (Principal Financial Officer)

Date:  August 14, 2003