Form 10-K
period 2003-09-30
EN POINTE TECHNOLOGIES INC
filed 2003-12-29
CIK 1010305

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2003
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
 Common Stock, par value $.001 per share
(Title Of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 28, 2003, was approximately $2,028,898.

        The number of outstanding shares of the Registrant's Common Stock as of December 19, 2003 was 6,721,827.

DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF REGISTRANT'S PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2004): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2003

PART I

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: "ITEM 1. BUSINESS—FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS," AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN "FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

        References made in this Annual Report on Form 10-K to "En Pointe Technologies" or "En Pointe" or the "Company" refer to En Pointe Technologies, Inc. and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,) and The Xyphen Corporation (dba ContentWare). The following registered trademarks of the Company are mentioned or referred to in this Annual Report: En Pointe Technologies(r) and the Building Blocks design.

ITEM 1. BUSINESS

GENERAL

        En Pointe Technologies, Inc. was originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996. We are a national provider of information technology products (hardware and software) and value-added services with a customer base consisting primarily of large and medium sized companies and government entities. We use proprietary and non-proprietary software and systems to drop-ship information technology products to our customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States. This software allows us to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining significant inventory. In addition to seeking efficiencies and growth in our traditional large-enterprise focused core business, we continue to devote resources to the development of our professional services infrastructure. En Pointe is represented in approximately 17 sales and service markets throughout the United States, and maintains a value-added ISO 9001:2000 certified integration operation in Ontario, California.

        We provide our customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and related technology products. One of our available tools, AccessPointetm, is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of our suppliers of information technology products. AccessPointetm provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking. The direct links to our suppliers, enhance our capacity to provide our customers with automated direct access to an extensive range of products at competitive prices.

BUSINESS MODEL

        Our virtual inventory business model has been developed and enhanced over time, but since its inception in 1993, our core concepts have remained the same. The model's essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the leveraging of our virtual inventory model and our allied distributor relationships. Our highly sophisticated and customized SAP, enterprise resource planning system allows us to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level. Additionally, we have tightly integrated product purchasing and customer invoicing into our information systems to expedite procurement and billing. AccessPointetm, an eBusiness platform, provides us and our customers with up-to-date product information and streamlines the procurement process. The completely integrated eBusiness information-technology architecture helps us maintain effective online communication links with our sales representatives, selected suppliers, and many of our customers. AccessPointetm is available free of charge to our customers. Additionally, AccessPointetm can be licensed for a fee as a hosted or non-hosted solution to complement existing procurement processes.

        We continue to focus on cost control in our business model and strive to maintain a low-cost overhead structure through the automation of many of our management and operating functions. The day-to-day customer support function is shared between a centralized staff at headquarters, back-office contract workers in Pakistan, and local account management to improve field response yet maintain direct access to all back office functions and senior management. Increased local coverage has fueled efforts to identify new opportunities. We believe that time in front of customers is the top priority for all account managers, account executives, and senior management to build long lasting relationships and identify business solutions for existing and new customers.

        In the third quarter of fiscal 2003, we introduced another low-cost overhead element to our business model strategy by relocating many of our "back-office" functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting, help desk support, IT support and other administrative and support functions. We contracted with two firms, Taseer Hadi Khalid & Co., a Pakistani member firm of KPMG, and Ovex Technologies (Private) Limited, to provide this support. Taseer Hadi Khalid & Co. provides accounting and payroll support while Ovex Technologies provides support for all other functions. These two firms combined employed approximately 100 people, as of September 30, 2003, dedicated to supporting En Pointe Technologies. This transformation has allowed us to increase the level of support we provide our customers while also minimizing our costs.

        Our product sales are conducted from physical and virtual locations, located in approximately 17 markets in 14 states. Our service business is offered nationally and is managed and resourced by our in-house technical staff using on occasion limited engagements of contracted third party service providers. We believe in seeking new, secondary markets where there is a business case to support a group of individuals or a specific account opportunity.

        In May, 2002, we were certified, and continued to be certified as of September 30, 2003, as a minority-controlled company by the National Minority Supplier Development Council. The certification is considered valuable because many large buying organizations—private enterprise accounts and state and local government agencies—have supplier diversity initiatives that may require certain purchases to be made from certified minority controlled companies.

        An integral component of our business model is our ability to access an extensive inventory of information technology products stocked by our suppliers through our integrated supply chain information systems that are key features of AccessPointetm. Additionally, the intelligent purchasing feature of our software allows our purchasing department to place multiple line item orders automatically from multiple sources at the lowest possible price, maximizing the fill rate and increasing the potential profitability on each order.

        The data provided by our customized information system allows our sales representatives to design each customer's orders according to their particular needs. Product can be delivered directly from suppliers to the customer or processed through our configuration facility located in Ontario, California. We simplify the ordering, staging, and delivery process through supply chain management for any size order. Our configuration facility is located close to our major suppliers' warehouse locations for convenient same day pick-up of orders. This provides the configuration facility with the flexibility to meet stringent service level agreements and still function economically by limiting inventory to customer ordered product. Once our configuration facility tests and loads systems with predefined customer images, systems are then shipped ready-to-install, saving customers money in downstream deployment costs. Just-in-time configuration is well supported by our information system that identifies which of our suppliers can supply the desired product at the best price when needed from different products offered from multiple suppliers.

        In addition to providing a broad array of configuration services, including hardware configuration, software installation and custom imaging services, testing, aggregation, asset tagging and more, we also provide extensive logistics support. Our logistics offerings include all of our standard configuration offerings along with recovery of a customer's current assets, testing of those assets, inventory management, redeployment and disposal. These services are made available to customers without regard to the source of their new purchases, we offer the ability to manage and deploy a customer's new equipment even if not purchased directly from us.

        A distinct advantage of our business model is the economy achieved by the conservation of working capital through leveraging a virtual inventory model that engages the extensive warehousing, purchasing, distribution functions, marketing, and information-technology functions of our suppliers. Since inception, we have been an innovator in using the drop shipping capabilities of our suppliers whenever product configuration is not required. Drop shipping avoids the costs and risks associated with maintaining inventory, enabling us to quickly adapt our product offerings to changing market demands. As product proliferation has occurred, our limited inventory position has given us a competitive advantage with respect to price and availability on a broad range of products. We believe our business model allows us to have the capacity to increase sales with minimal capital investment. We can also utilize the infrastructure of our suppliers for marketing efforts with our existing customers through e-mail advertising and marketing campaigns targeted at total technology solutions.

        We also offer managed services that usually involve multi-year desktop and server support contracts for specified periods of time. We provide such services to several large national accounts by dedicated on-site resources trained and certified to provide network operations support, installations, moves, adds, changes, desktop and server support, and break fix services. We use a multi million-dollar customer relationship management system to manage our help desk operations and track our service level performance for parts tracking, onsite arrival and call resolutions.

        In 2003, we started a sales department dedicated solely to software licensing. Highly skilled personnel were hired with the charter of providing comprehensive solutions to customers related to software procurement. This specialized group provides value to customers by providing presales consulting, monitoring license compliance and managing software publishers' relationships. We believe that there is considerable opportunity in this arena.

eBusiness

        Our eBusiness offering is supported by our Internet procurement system, AccessPointetm, service management tools and back-office systems, each of which are integral parts of our business. The continuing development and function of our information systems is therefore crucial to our success.

        AccessPointetm allows us to integrate with other companies' procurement systems and provide real time links to content, price and availability of products. AccessPointetm electronically links our back-office systems to our suppliers and customers. The application provides direct on-line access to hundreds of millions of dollars of information-technology inventory, representing over 75,000 items from hundreds of manufacturers, and can be used to set up private exchanges across a range of information-technology categories. AccessPointetm is available to customers as a tool to access information and procure information-technology products and services from us.

        Service management tools are built on a Clarify platform. This customer relationship management application allows us to manage complex projects efficiently. Not only can we control and manage our services engagements, but Clarify also makes service information available to our customers via the web.

        The back office is built around the highly scalable SAP enterprise resource planning system that has been customized to accommodate our needs. The system provides the kind of detailed and complex information necessary to manage a national sales organization.

MANAGED AND PROFESSIONAL SERVICES

        We provide a full range of information technology life-cycle services, including the following:

  •
  Needs assessment to solution design

  •
  Image development

  •
  Configuration

  •
  Deployment

  •
  System refresh and disposal services

  •
  Post deployment support

  •
  Help desk

        We employ best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business For the three fiscal years ended in 2003, net sales from services provided 12.9% in fiscal 2003, 10.5% in fiscal 2002 and 8.5% in fiscal 2001, respectively, of our total net sales.

        We have historically focused more on our managed services business than our professional services opportunities because managed services usually involve multi-year desktop and server support contracts for specified periods of time. These engagements typically result in relatively consistent revenue streams that enable us to make strategic long-term investments to expand our service offerings and organizational infrastructure. Professional services, on the other hand, tend to require higher levels of investment without the relative predictability of managed services agreements.

        We provide managed services to large national accounts by dedicated on-site resources trained and certified to provide installations, moves, adds, changes, desktop and server support, and break-fix services. Six large customers accounted for approximately 58.5% of our total service revenues for the 2003 fiscal year. We do our own technical recruiting for these positions, to better control the quality of our staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geographic requirements of our customers.

        Our enterprise help desk services are offered either on-site at the customer location or through our centralized call center. We maintain a technically trained staff that resolves problems during the initial phone call, thereby decreasing customer down time and increasing end user productivity. This also reduces the need to dispatch technicians for on-site visits, which reduces the overall costs of customer support.

        We view professional services as an area of potential growth. These services include: desktop and server design; messaging; storage; wireless, broadband and other network support; and security. While we have not invested significantly in this area relative to our managed services, customer demand for these services appears to be increasing and we will respond to opportunities when we can leverage our existing infrastructure or when it complements an existing customer support agreement.

        One area in which we continue to expand is in offerings to customers of "return on investment" consulting. We assist customers to maximize the return on their information technology investment dollars by moving to new hardware platforms, consolidating servers and storage, and efficiently managing human resources with our expertise in Active Directory, a Microsoft program that allows organizations to manage information about network resources and users. We also have helped customers implement technologies that allow them to fix end-users' computers remotely, without having to dispatch an onsite engineer, and compute for them the savings they realize by minimizing their down time.

        We use Clarify, an industry-leading customer relationship management system, to create and track our service calls and to manage service parts. This system measures and reports initial response times, on-site arrival times, and call closure or resolution times. From voluminous call ticket data, this system compiles and calculates the corresponding service levels so that we can be measured against industry standards, our company objectives, and customer commitments. This enables us to improve our processes to achieve greater levels of customer satisfaction.

PRODUCTS

        The majority of our sales have been information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability. We currently offer over 75,000 information technology products from hundreds of manufacturers, including International Business Machines Corporation ("IBM"), Hewlett-Packard Company ("HP"), Dell Computer Corporation ("Dell"), Cisco Systems, Inc., Fujitsu Limited, Apple Computer, Inc., 3Com Corporation, Microsoft Corporation ("Microsoft"), Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, Avaya, Inc., Altiris, Inc. and Nortel Networks Corporation. We are also one of a limited number of Microsoft Certified Large Account Resellers. Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies. Products manufactured by HP and IBM accounted for approximately 28% and 12%, respectively, of our product sales in fiscal 2003.

COMPETITION

        We operate in the highly competitive sales segment of the information technology industry, and competes with a large number and variety of resellers of information technology products and services. Our competition also includes hardware and software manufacturers and national computer retailers that market directly to end-users. Many of these companies compete principally on the basis of price and may have lower costs than us, allowing them to offer the same products and services for less. Many of our competitors are of equal size or smaller and sell to regional markets, or are larger, and sell on a national scope with substantially greater financial, technical, and marketing resources available.

        On the service side, we compete with several large service providers, some of whom provide products and service and others who only provide service. Those that provide service only include BancTec, Inc., Barrister Global Services Network, Inc. and Halifax Corporation. We also partner with service only providers in several areas including dispatch services and install, move, add and change support.

        Dell and Gateway, Inc. ("Gateway") initially launched the manufacturer "direct" model and were successful in gaining market share. Other manufacturers (e.g. IBM and HP) have adopted a direct model to actively market products directly to customers. This has had the effect of reducing the role of distributors and resellers, particularly in the enterprise accounts, which is a large percentage of our traditional target market. The "direct" business model also infringes on some of the traditional value- added reseller capabilities in the areas of multi-vendor solutions, integration and image loading, and web-enabled procurement processes, once again reducing the available market share.

        Our business model emphasizes comprehensive solution offerings with services wrapped around hardware and software products, attracting mainly enterprise organizations, government and to a lesser extent, mid-market customers. With the sales channel continuing to consolidate, absorbing those companies that combine face-to-face direct selling with web-based models; we believe that our dual business model will survive, as it embraces both comprehensive and web-based types of selling methods, allowing us to cater to various customer preferences. We believe that we differentiate ourselves from our competitors through our eBusiness systems, services flexibility, and the scalability of our operations to meet our customers' needs.

GETTING PRODUCT TO THE CUSTOMER

        The distribution of information technology products requires considerable investment in inventory, production control systems, and the development and maintenance of distribution channels. Resellers who assume these functions incur capital costs associated with the warehousing of products, including the costs of leasing warehouse space, maintaining inventory and tracking systems, and employing personnel to perform all the associated tasks. Furthermore, resellers who stock inventory risk obsolescence costs, which we believe may be significant due to the rapid product innovation that characterizes this market. These overhead and "touch" costs require expenses that we believe more than offset the lower price advantages offered for purchasing at volume discounts and holding for future sale.

        Our business model eliminates many overhead and "touch" costs and substantial risks by leveraging the operational strengths of our suppliers, who have developed extensive warehousing, purchasing and distribution functions. As a result, our continuing strategy is to limit our product inventory and the associated capital costs, allowing us to accept lower gross profit margins than many of our competitors.

        By relying on the processing strengths of our suppliers, we are able to concentrate on developing our information systems and focus on more customer-oriented activities: researching, specifying, and delivering solutions. After helping a customer select the most appropriate technology, our sales staff use our information systems to determine the best combination of price and availability for a wide variety of information technology products.

        Our ability to fill and deliver orders with a high level of speed and accuracy is a key benefit of our business model. Our sophisticated systems, which include all order processing functions, enable us to review, approve, and electronically transmit orders to the proper supplier(s) within minutes of receiving them from customers. Most orders for in-stock product are picked, staged, and drop-shipped directly to the customer from the suppliers within 24 hours of receipt of an order, and on the same business day for orders received by 1 p.m. Pacific Time. We usually electronically obtain order delivery information the day following shipment from our major suppliers. We then use that information to produce an invoice, which is often sent to the customer electronically. The standard delivery, based on product availability, is within two to three business days. Custom configuration usually adds a few more business days to the shipping time.

GETTING PRODUCT FROM THE SUPPLIER

        Our staff has the ability to access the current inventory and availability records of our suppliers, so we can quickly determine which supplier can best fill an order at a given price. Furthermore, if any one supplier is unable to fill all of a customer's requirements, we are generally able to split the order among multiple sources. This increases the same-day fill rate, reduces back orders, and shrinks the time to complete an order. Our suppliers maintain warehouses throughout the country, and their individual stocking levels are updated and readily available through our systems. This allows our staff to determine where the product is available for shipment, better gauging the delivery time to the customer's door.

        We and our suppliers utilize various carriers, including industry giants United Parcel Service, Inc. and Federal Express Corporation, to deliver product. Again taking advantage of a vendor's particular expertise, we integrate the carriers' tracking system facility into our own systems to closely monitor shipments and provide delivery status for our customers. This provides an audit trail for the customer to update order status, by tying the customer purchase order to an En Pointe invoice and a subsequent proof of delivery

        We purchase most of our products from major distributors such as SYNNEX Corporation ("SYNNEX"), Tech Data Corporation ("Tech Data"), and Ingram Micro Inc. ("Ingram Micro"), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell and Microsoft. These are suppliers who have the requisite system strengths and integration capabilities that enable our automated systems to function efficiently. We have successfully implemented our business strategy due in large part to these system synergies and to our close relationships with our suppliers. Equally significant to the success of our supplier relationships has been the volume of business we generate, as this volume has allowed us to negotiate more favorable terms with our suppliers. See "Business—Factors Which May Affect Future Operating Results—Risks Associated with Dependence on Distributors and Manufacturers."

INTELLECTUAL PROPERTY

        Our ability to effectively compete in our market will depend significantly on our ability to protect our intellectual property. We do not have patents on any of our technology, which we believe to be material to our future success. We rely primarily on trade secrets, proprietary knowledge and confidentiality agreements to establish and protect our rights in intellectual property, and to maintain our competitive position. There can be no assurance that others may not independently develop similar or superior intellectual property, gain access to our trade secrets or knowledge, or that any confidentiality agreements between us and our employees will provide meaningful protection for us in the event of any unauthorized use or disclosure of our proprietary information.

        In September 2001, SupplyAccess, Inc. ("SupplyAccess"), a former affiliate of ours granted us a limited, exclusive license to use its AccessPointetm web site and content. Upon liquidation of SupplyAccess in February 2002, we were able to acquire full rights to AccessPointetm as well as the intellectual property rights to all of SupplyAccess's software, copyrights, trade secrets and other proprietary technology.

        We conduct our business under the trademark and service mark "En Pointe Technologies" as well as our logo, "AccessPointetm" and other marks. We have been issued registrations for our "En Pointe Technologies" and "Building Blocks" marks in the United States and have pending registrations in Canada, Mexico and the European Community. We do not believe that our operations are dependent upon any of our trademarks or service marks. We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of owners other than us. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names. See "Business—Factors Which May Affect Future Operating Results—Risks Associated With Dependence on Technology".

SEGMENT INFORMATION

        For the years ended September 30, 2003, 2002 and 2001, we operated only in one segment.

EMPLOYEES

        As of September 30, 2003, we employed approximately 498 individuals. This included approximately 145 sales, marketing and related support personnel, 277 service and support personnel, 30 warehousing, manufacturing, and logistic personnel and 46 employees in administration and finance. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

        In addition to our U.S. employees, we have contracted with two companies in Islamabad, Pakistan to provide back-office support. As of September 30, 2003, these two firms employed about 100 people dedicated to supporting us. Approximately 30 people provided accounting and administrative support while the remaining 70 provided support to the customer support, purchasing, operations, help desk and information technology functions. These individuals under contract are employees of Taseer Hadi Khalid & Co., a Pakistani member firm of KPMG, and Ovex Technologies (Private) Limited.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved; we may encounter competitive, technological, financial, economic and business challenges making it more difficult than expected to continue to sell our products and services; we may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or the economy, or in our operations or business; and any or all of these factors may affect our ability to continue our current sales rate or may result in lower sales volume than currently experienced.

        Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) our past downward sales trend exacerbated by the past prolonged downturn in capital spending, (ii) our operating losses that strained capital and borrowing resources and put us under risk of breaking loan covenants related to minimal acceptable operating levels, (iii) limited availability of alternative credit facilities, (iv) low margin business and (v) a significant portion of our sales concentrated in certain large customers. Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K.

        The reader should carefully consider the following risks. In addition, keep in mind that the risks described below are not the only risks faced. The risks described below are only the risks that we currently believe are material to our business. However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair business operations.

RISKS RELATED TO REVERSAL OF CONTRACTION OF BUSINESS

        For our first six years since inception, we experienced rapid growth in our net sales, the number of our employees and branch offices, the amount of our administrative overhead and the type of services offered. Beginning in fiscal year 2000, and for the following two fiscal years, we saw net sales declines of approximately 27% in each of the three fiscal years. The effort to reverse the past contraction of net sales has and will continue to put strains on our management, operational and financial resources. To execute our recovery strategy, we expect to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. Our ability to manage our recovery effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees. There can be no assurance that we will be successful in such recovery, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.

ECONOMIC CONDITIONS HAVE AFFECTED AND COULD CONTINUE TO NEGATIVELY IMPACT REVENUES AND PROFITS

        Revenue growth depends on the overall demand for information technology spending. While the United States appears to be in the early stages of an economic expansion, there can be no assurance that the expansion will continue or that it will be sufficiently robust to compensate for the past severe contraction. Any resumption in the downturn in the United States may result in cutbacks by customers in the purchase of information technology products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the past downturn resumes or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further adversely impacted.

RISKS ASSOCIATED WITH DEPENDENCE ON AVAILABILITY OF CREDIT; RISKS ASSOCIATED WITH DEPENDENCE ON ASSET BASED FINANCING

        Our business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, we rely primarily on lines of credit that are collateralized by substantially all of our assets. As a result, the amount of credit available to us may be adversely affected by numerous factors beyond our control, such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of our creditors. Any decrease or material limitation on the amount of capital available to us under our lines of credit and other financing arrangements, particularly our interest-free flooring, may limit our ability to fill existing sales orders or expand our sales levels and, therefore, may have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates may increase the cost of financing for us and have a material adverse effect on our business, financial position, results of operations and cash flows. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. There can be no assurance that such financing will continue to be available to us in the future or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs could materially adversely impact our business, financial position, results of operations and cash flows. As of September 30, 2003, we had outstanding borrowings under our credit facilities of $11.3 million out of a total credit facility of $30.0 million.

        On December 28, 2001, we entered into a $30 million line of credit agreement for three years with Foothill Capital Corporation ("Foothill"). As part of a separate one-year agreement entered into on the same date, as amended November 21, 2002, IBM Credit Corporation ("IBMCC") provided us with a 30-day interest free inventory flooring financing for up to $20.0 million, which was subsequently amended to $16.0 million. The IBMCC facility that was to have expired on December 28, 2003 has been extended to December 28, 2004. Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. Both lines of credit contain certain financing and operating covenants relating to, among other things, net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the respective line.

        We foresaw that we would be unable to meet our covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of such agreements. To avert such a default, we renegotiated our lines of credit with IBMCC and Foothill to ease their respective covenant requirements and signed amendments to each of our financing agreements in May 2003.

        At September 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements. On October 15, 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (see Note 14). As a result of this transaction, the Company is in violation of certain debt covenants. The Company has received a verbal commitment from Foothill to provide a waiver of the Company's noncompliance, however, negotiations have not been completed and there can be no assurance that such a waiver of noncompliance will be granted. Additionally, should the Company's current negative earnings trend continue, which is possible, the Company may not meet its future EBITDA or tangible net worth covenants. As a result, the Company would be in default under its amended loan agreements. In such event, management would request a waiver of such defaults. If such defaults were not waived by the lenders, the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company's working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months. However, the Company would be required to significantly scale down its operations if it were unable to obtain alternative sources of financing.

        Foothill may terminate its loan agreement at any time upon the occurrence of and subsequent failure to cure, an "Event of Default," as such term (e.g. breach of financial covenants) is defined in such agreement. In the event of such termination, the outstanding borrowings under the Foothill loan agreement become immediately due and payable in their entirety and we may be subject to early termination fees. The termination of the Foothill loan agreement and our subsequent inability to secure a replacement credit facility on terms and conditions similar to those contained in such agreement could have a material adverse effect on our business, financial position, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

RISKS ASSOCIATED WITH LOW MARGIN BUSINESS

        Our overall gross profit percentages for the past three fiscal years ended September 30, 2003 were 12.4%, 10.7%, and 10.8%, respectively, with gross margin from product sales being 7.7% in fiscal 2003, 7.6% in fiscal 2002, and 8.5% in fiscal 2001, respectively. Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to shrink. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products. Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON RELATIONSHIP WITH LARGE CUSTOMERS

        For the year ended September 30, 2003, while no one customer accounted for more than 10% of our total net sales, two of our largest customers accounted for a combined 17.8% of total net sales. In the preceding fiscal years 2002 and 2001, two of our customers accounted for more than 10% of net sales each, which when combined were approximately 21% and 25% of our net sales respectively. For the year ended September 30, 2003, our service sales were also highly concentrated with six major customers that accounted for 58.5% of total service sales. Our contracts for the provision of products or services are generally non-exclusive agreements that are terminable by either party upon 30 days' notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH COMPETITION

        The segment of the information technology industry in which we operate is highly competitive. We compete with a large number and wide variety of resellers and providers of information technology products and services, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail-order and web-order companies, national computer retailers, service-only providers and manufacturers which have their own direct marketing operations to end-users. Many of these companies compete principally on the basis of price and may have lower costs than us, which allow them to offer the same products and services at lower prices. Many of our competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than we do. We compete with, among others, CompuCom Systems, Inc., Dell, Gateway, Inc., Pomeroy Computer Resources, Inc., CDW Computer Centers, Inc., IBM, HP/Compaq, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., Zones, Inc., PC Connection, Inc., and certain distributors. We expect to face additional competition from new market entrants in the future.

        Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While we believe that we compete successfully with respect to most, if not all of these factors, there can be no assurance that we will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and we expect pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. We will need to continue to provide competitive prices, superior product selection and quick delivery response time in addition to developing a core competency in performing value-added services in order to remain competitive. If we were to fail to compete favorably with respect to any of these factors, our business, financial position, results of operations and cash flows would be materially and adversely affected. See "Business—Competition."

RISKS ASSOCIATED WITH DEPENDENCE ON DISTRIBUTORS AND MANUFACTURERS

        A key element of our past success and future business strategy involves the maintaining of alliances with certain suppliers of information technology products and services, including, Synnex, Tech Data, Microsoft and Ingram Micro. These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from four suppliers, Synnex, Tech Data, Microsoft and Ingram Micro accounted for 56% of our aggregate purchases in fiscal 2003. Certain suppliers provide us with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, we compete with certain suppliers for many of the same customers. Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them. Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us. The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows. See "Business—Getting Product to the Customer."

        Certain of the products we offer are subject to manufacturer allocations, which limit the number of units of such products available to the suppliers, which in turn may limit the number of units available to us for resale to our customers. Because of these limitations, there can be no assurance that we will be able to offer popular new products or product enhancements to our customers in sufficient quantity or in a timely manner to meet demand. In order to offer the products of most manufacturers, we are required to obtain authorizations from such manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the suppliers. As well, certain manufacturers provide us with substantial incentives in the form of allowances, training, financing, rebates, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives and authorizations in the future and any reduction in these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. There can also be no assurance that we will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers.

        Termination of our rights to act as a reseller of the products of one or more significant manufacturers or our failure to gain sufficient access to such new products or product enhancements could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Evolution of the distribution process in the information technology industry has put pressure on gross profit margins, and has adversely affected a number of distributors of information technology products, including certain suppliers. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect our distributors. Because our overall business strategy depends on our relationships with the suppliers, our business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and suppliers in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because our business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to us, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH DEPENDENCE ON TECHNOLOGY

        In the past, our ability to effectively compete in our market depended significantly on our ability to protect our proprietary technology. We relied primarily on trade secrecy and confidentiality agreements in order to establish and protect our rights in our proprietary technology. There was no assurance that the existing methods for protecting our proprietary technology would be successful in defending either the confidentiality of, or the unauthorized use of, this technology, nor could any assurance be given that we would have been able to achieve or maintain a meaningful technological advantage. However, the extent of our reliance on proprietary technology has been significantly reduced by the replacement of our legacy systems with a customized version of SAP (not proprietary), and a sophisticated open architecture web-commerce application based on Microsoft Site Server, Commerce Edition. While some of the web application coding is proprietary, the ability to reverse-engineer that code exists. We would be required to incur substantial costs in seeking enforcement of any such residual proprietary rights against infringers. Insofar as we rely on trade secrets and proprietary know-how to maintain our competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to our trade secrets or know-how. Our competitive position now relies much more on our implementation of open standards, customized applications which support the valuable e-commerce distribution experience that we have gained in the fulfillment of large entity customer requirements.

        While we upgraded our accounting software system in our 2000 fiscal year, management believes that further improvements and upgrades will be necessary. Failure to implement such improvements may adversely affect timely availability of financial information or the ability to deliver products and services to our customers on a timely basis. We believe that such improvements will utilize a considerable amount of our management resources. Failure to hire and retain qualified personnel would have a material adverse effect upon our ability to implement such improvements. There can be no assurance that we will be able to successfully implement such improvements and such failure could have a material adverse impact on our business, financial position, results of operations and cash flows.

        In the third quarter of fiscal 2003, we began a business transformation that relocated many of our "back-office" functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions. We established both voice and data communications between corporate headquarters in El Segundo, California and Pakistan. However, there can be no assurance that these lines of communication will not be interrupted. Since we have been unsuccessful in obtaining insurance that will cover losses from communications interruptions with Pakistan, any such interruption could have a material adverse impact on our business, financial position, results of operations and cash flows.

        See "Business—Intellectual Property."

RISKS RELATED TO DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY PERSONNEL

        We believe that our success has been and will continue to be dependent on the services and efforts of our existing senior management and other key personnel. The loss of the services of one or more of any of our existing senior management and other key personnel would have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our success and plans for future growth also depend on our ability to attract and retain highly skilled personnel in all areas of our business, including application development, sales and technical services. Competition for qualified personnel in the information technology industry is intense, and although we believe that we have thus far been successful in attracting and retaining qualified personnel for our business, the inability to attract and retain qualified personnel in the future could have a material adverse effect upon our business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH ACQUISITIONS OF AND INVESTMENTS IN COMPLEMENTARY BUSINESSES

        One element of our growth strategy may include expanding our business through strategic acquisitions and investments in complementary businesses. We have not had significant acquisition or investment experience, and there can be no assurance that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or integrate acquired businesses into our operations. Acquisitions and investments involve numerous risks, including but not limited to failure to achieve anticipated operating results, difficulties in the assimilation of the operations, services, products, vendor agreements, and personnel of the acquired company, the diversion of management's attention and other resources from other business concerns, entry into markets in which we have little or no prior experience, and the potential loss of key employees, customers, or contracts of the acquired company. Acquisition and investments could also conflict with restrictions in our agreements with existing or future lenders, distributors or manufacturers. We are unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. Our failure to successfully manage any potential acquisitions or investments in complementary businesses could have a material adverse effect on our business, financial position, results of operations and cash flows.

RISKS ASSOCIATED WITH BUSINESS INTERRUPTION AND DEPENDENCE ON CENTRALIZED FUNCTIONS

        We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, a substantial disruption of our day-to-day operations could have a material adverse effect upon our business, financial position, results of operations and cash flows. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which are primarily based in Ontario and El Segundo, California. Repairs, replacement, relocation or a substantial interruption in these systems or in our telephone or data communications systems, servers or power could have a material adverse effect on our business, financial position, results of operations and cash flows. Although we have business interruption insurance, an uninsurable loss could have a material adverse effect on our business, financial position, results of operations and cash flows. Our current use of a single configuration facility in Ontario, California also makes us more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on our business, financial position, results of operations and cash flows.

        In the third quarter of fiscal 2003, we began a business transformation that relocated many of our "back-office" functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions. Timely and accurate communications between En Pointe personnel in the United States and support personnel in Pakistan are critical to our day-to-day operations. Further, En Pointe has invested substantial resources in training, outfitting and bringing the third party employees in Pakistan "up to speed." Since we have been unsuccessful in obtaining insurance that will cover us for losses from business interruptions with our Pakistan back-office support, any event which interrupts the ability of the Pakistan operation to carry out its day-to-day functions could have a material adverse effect upon our business, financial position, results of operations and cash flows. These include, but are not limited to, interruptions in communications, local power interruptions and political risk, which could be substantial.

RISKS ASSOCIATED WITH POTENTIAL INFLUENCE BY EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

        The directors, executive officers and principal stockholders of En Pointe and their affiliates beneficially own, in the aggregate, approximately 36% of the outstanding common stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.

RISKS ASSOCIATED WITH POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

        Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including: the demand for information technology products and value-added services; adoption of internet commerce models; introduction of new hardware and software technologies; introduction of new value-added services by us and our competitors; changes in manufacturers' prices or price protection policies; changes in shipping rates; disruption of warehousing or shipping channels; changes in the level of operating expenses, including costs from turnover of sales personnel; the timing of major marketing or other service projects; product supply shortages; inventory adjustments; changes in product mix; entry into new geographic markets; the timing and integration of acquisitions or investments; difficulty in managing margins; the loss of significant customer contracts; the necessity to write-off a significant amount of accounts receivable or inventory; and general competitive and economic conditions. In addition, a substantial portion of our net sales in each quarter results from orders booked in such quarter. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

        As has occurred in the past it is possible that in future periods, our operating results may be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL VOLATILITY OF STOCK PRICE

        Factors such as the announcement of acquisitions by us or our competitors, quarter-to-quarter variations in our operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of our common stock. Moreover, trading volumes in our common stock has been low historically and could exacerbate price fluctuations in the common stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISIONS

        Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of our outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of En Pointe without action by the stockholders, and therefore could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

        We lease approximately 24,000 square feet of office space for our headquarters in El Segundo, California, under a lease expiring June 30, 2006. We also lease an approximately 126,000 square foot facility in Ontario, California, which is primarily used for configuration and maintenance services. This facility has been operational since July 1, 1998. At the time the Ontario configuration facility was planned, we believed that there would be an emerging "channel assembly" market for resellers, such as us, of computer products. However, instead, certain manufacturers began requiring distributors to "co-locate" their final assembly operations at the manufacturer's facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, our Board of Directors authorized us to sell and leaseback the Ontario facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June 1999 and the resulting lease expires in 2014. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence we incurred a special charge of $6.2 million associated therewith. The charge was determined using the "held for use" model contained in SFAS No.121. In April 2002, we subleased approximately 45% of the facility space to an unrelated company.

        Currently we operate from branch offices in New York City, New York; Chicago, Illinois; Denver, Colorado; Draper, Utah; Dallas, Texas; Atlanta, Georgia; Portland, Oregon; and Issaquah, Washington.

        Management believes our headquarters, sales offices and configuration facility are adequate to support our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

        On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. The Company recorded the settlement of this litigation as a special charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

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

        In February 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs' claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint and intend to vigorously defend the litigation.

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

        On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The Plaintiff, a former employee, initially alleged breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. En Pointe initially filed a Petition to Compel Arbitration in early 2002 based on the Plaintiff's employment agreement. That petition was denied based on the Plaintiff's representation that he would be amending his complaint to remove any allegations regarding the employment agreement. In 2003, Plaintiff amended his complaint a second time to reintroduce the claims arising out of his employment agreement and is currently alleging breach of contract, anticipatory breach of contract, conversion, and declaratory relief. Plaintiff's second amended complaint claims at least $100,000 in damages and $500,000 in punitive damages.

        In response, En Pointe filed a second Petition to Compel Arbitration. On July 22, 2003 the court granted En Pointe's Petition to Compel Arbitration and stayed the judicial proceedings. In late November 2003, the parties selected Robert W. Thomas as the arbitrator in this matter. The parties are in the process of creating a schedule for when the arbitration will be held. Counsel is planning to seek permission from the arbitrator to file a Motion for Summary Adjudication on Plaintiff's claims after it completes the Plaintiff's deposition. If permission is granted, counsel is cautiously optimistic that such a motion would be granted.

        In March of 2000, an action was brought against the Company in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past three years. Legal counsel is currently unable to predict the outcome of this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of stockholders was held on September 30, 2003, with stockholders holding 6,198,639 shares of common stock (representing 92% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The stockholders elected all of the Company's nominees for directors who constitute the entire Board of Directors. The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2003. The votes were as follows:

  1.
  Election of Directors:

	Votes For	Withheld
Edward Hunter	6,091,487	107,152
Zubair Ahmed	6,083,039	115,600
Mark Briggs	6,095,841	102,798
Attiazaz "Bob" Din	6,080,041	118,598
Naureen Din	6,080,041	118,598
Verdell Garroutte	6,096,486	102,153
Walter Larkins	6,096,487	102,152
  2.
  Ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year ending September 30, 2003.

For	6,182,543
Against	9,436
Abstain	6,660

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $0.001 per share, began trading on the NASDAQ SmallCap Market on June 2, 2003 under the symbol "ENPT." During the periods presented below that were prior to June 2, 2003, the Company's common stock was traded on the NASDAQ National Market. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported by the NASDAQ National Market or the NASDAQ SmallCap Market, as applicable.

	HIGH	LOW
Fiscal 2002
First quarter	$2.990	$1.220
Second quarter	2.390	1.200
Third quarter	1.390	0.860
Fourth quarter	1.800	0.700
Fiscal 2003
First quarter	$1.150	$0.320
Second quarter	0.990	0.430
Third quarter	0.900	0.310
Fourth quarter	1.050	0.430
Fiscal 2004
First quarter (through 12/19/03)	$4.050	$0.850

        On December 19, 2003, the closing sale price for the common stock on the NASDAQ SmallCap Market was $3.06 per share. As of December 19, 2003, there were 67 stockholders of record of common stock.

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

Equity Compensation Plan Information

        The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company's existing equity compensation plans as of September 30, 2003. En Pointe's sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by the Company's stockholders, and is listed separately below. En Pointe does not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of September 30, 2003 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of September 30, 2003 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,332,933	$3.63	801,689
Employee Stock Purchase Plan	—	—	350,007
Equity compensation plans not approved by security holders	—	—	—
Total	1,332,933	$3.63	1,151,696

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of September 30, 2003 and 2002 and for the years ended September 30, 2003, 2002 and 2001, respectively, have been derived from the Company's Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon appear in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. All other financial data included in "Item 6. Selected Financial Data" presented in this Form 10-K have been derived from audited financial statements of the Company.

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

During the June quarter of 2000, the Company deconsolidated its former affiliates, firstsource corp.and SupplyAccess, Inc.

	Fiscal Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$289,811	$257,043	365,280	$494,421	$668,270
Cost of sales	253,771	229,505	325,792	445,865	614,564

Gross profit	36,040	27,538	39,488	48,556	53,706
Operating expenses:
Selling and marketing expenses	27,556	23,631	29,957	45,308	37,942
General and administrative expenses	9,998	10,783	11,026	22,830	30,775
Special charges (income)	393	(918)	846	2,717	7,917

Operating (loss)	(1,907)	(5,958)	(2,341)	(22,299)	(22,928)
Interest expense	871	686	970	1,718	3,172
Other income, net	(238)	(364)	(269)	(348)	(117)
Gain on sale of assets	—	—	(95)	(3,938)	(4,428)
Minority interests	—	—	—	(512)	(3,747)

(Loss) before taxes and income (loss) from affiliates	(2,540)	(6,280)	(2,947)	(19,218)	(17,808)
(Benefit) provision for income taxes	—	(2,182)	86	(535)	(1,214)
Income (loss) from affiliates	143	674	8,392	(702)

Net (loss) income	$(2,397)	$(3,424)	5,359	$(19,385)	$(16,594)

Net (loss) income per share:
Basic	$(.36)	$(.51)	.81	$(3.02)	$(2.79)

Diluted	$(.36)	$(.51)	.80	$(3.02)	$(2.79)

Weighted average shares and share equivalents outstanding(1):
Basic	6,720	6,666	6,597	6,419	5,942

Diluted	6,720	6,666	6,685	6,419	5,942

	As of September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$14,732	$16,846	20,229	$22,252	$23,495
Total assets	$51,655	$52,200	56,015	$101,688	$133,609
Borrowings under lines of credit and flooring	$11,326	$12,421	9,440	$41,251	$62,567
Long term liabilities	$5,391	$5,433	5,431	$5,463	$5,581
Stockholders' equity	$16,426	$18,823	22,037	$16,507	$26,271

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

CRITICAL ACCOUNTING POLICIES

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Revenue recognition.    Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. The Company generally considers this to occur upon receipt of products by the customer, although some customers accept title upon shipment. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with the Company's shippers and suppliers.

        Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less rebates.

        Allowance for doubtful accounts.    The Company's estimate of its allowance for doubtful accounts related to trade receivables is based on two methods. First, the Company evaluates specific accounts over 90 days outstanding and applies various levels of risk analysis to these accounts to determine a satisfactory risk category to which given percentages are applied to establish a reserve. Second, a general reserve is established for all other accounts, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.

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

        Rebates and Cooperative Advertising Allowances.    The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expense as the related marketing expenses are recognized; however, the Company is evaluating the impact of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which, during fiscal 2004 will require reclassification of a portion of certain funds received from vendors from operating expense to gross profit, but will have no effect on net income.

        As rebates are earned, the Company records the rebate receivables with a corresponding reduction of cost of goods sold. Any amounts received from suppliers related to cooperative advertising allowances, are deferred until earned. Rebate programs are subject to audit as to whether the requirements of the rebates were actually met. The Company establishes reserves to cover any collectibility risks including subsequent supplier audits.

        Inventory.    Although the Company employs a virtual inventory model that generally limits its exposure to inventory losses, with certain large customers the Company contractually obligates itself to product availability terms that require maintaining physical inventory, as well as configured product. Such inventory is generally confined to a very limited range of product that applies to specific customers or contracts. Included in the Company's inventory is product that has been returned by customers but is not acceptable as returnable by the vendor. As a result, the Company exposes itself to losses from such inventory that requires reserves for losses to be established. The Company records varying reserves based upon the class of inventory (i.e. held for resale or returned from customers) and age of inventory.

OVERVIEW

        The Company initially began its operations in March of 1993 as a reseller of information technology products. In fiscal 1999, the Company began offering value-added services to its customers. Gradually value-added services represented a larger percentage of total net sales, accounting for 12.9% and 10.5% of the Company's net sales in fiscal years 2003 and 2002, respectively. The gross profit margins on the value-added services that the Company currently offers are significantly higher than the gross profit margins on the Company's information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that in part offset a portion of the increased margin.

        In the Company's initial operating years, net sales increased at a compound annual growth rate of 35.1% increasing from $110.0 million in fiscal 1994 to $668.3 million in fiscal 1999. Seasonal trends were not prominent in the Company's business, although the March quarter was historically regarded as one of the least promising quarters. The past growth in net sales was principally driven by a robust economy and information technology market that accommodated the Company's business model and allowed it to expand geographically through the opening of sales offices. However, in fiscal 2000 the Company experienced its first annual decline that resulted in $173.8 million in sales due to a softer information technology market and difficulties in transitioning to a new ERP business system. That declining trend continued in the following fiscal years 2002 and 2001 that registered declines of $108.3 and $129.1 million, respectively. The reversal of the negative net sales trend began in the first quarter of fiscal 2003 and set the tone for an improvement that continued throughout the fiscal year and resulted in a $32.8 million increase in net sales for the fiscal year over the prior year.

        Operating expenses for the fiscal year 2003, exclusive of special charges, were $37.6 million, a $3.2 million increase from prior year operating expenses of $34.4 million. The increase in operating expenses was attributed to the $4.0 million increase in selling and marketing expenses and was principally incurred to increase the direct-sales force and boost sales productivity. Special charges also increased by $1.3 million due the payment of a legal settlement in the fiscal year 2003 while the prior fiscal year recognized income from a favorable legal settlement and recovery of expenses.

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

        In a series of private placements of equity capital that began in February 2000 that were undertaken to raise additional capital, the Company's voting interest in SupplyAccess was eventually reduced to 38.69%. With the Company's interest dropping below 50%, and not otherwise having control over its former subsidiary, in April 2000 the Company began accounting for its SupplyAccess investment under the equity method of accounting.

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

        In January 2002, a majority of the shareholders of SupplyAccess approved the transfer of the assets of SupplyAccess to a liquidator for the benefit of creditors. At the time of this transfer, En Pointe owned approximately 39% of the voting securities of SupplyAccess. In connection with the liquidation of SupplyAccess in February 2002, the Company acquired full rights to AccessPointetm as well as the rights to all of SupplyAccess' software, copyrights, trade secrets and other proprietary rights.

RESULTS OF OPERATIONS

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.6	89.3	89.2

Gross profit	12.4	10.7	10.8
Selling and marketing expenses	9.5	9.2	8.2
General and administrative expenses	3.5	4.2	3.0
Special charges (income)	0.1	(0.4)	0.2

Operating loss	(0.7)	(2.3)	(0.6)
Interest expense, net	0.3	0.3	0.3
Other income, net	(0.1)	(0.1)	(0.1)

Loss before income taxes and income from affiliates	(0.9)	(2.5)	(0.8)
Benefit for income taxes	—	(0.9)	—
Income from reversal of losses from affiliates	0.1	0.3	2.3

Net (loss) income	(0.8)%	(1.3)%	1.5%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

        NET SALES.    Net sales increased $32.8 million, or 12.7%, to $289.8 million in fiscal 2003 from $257.0 million in fiscal 2002. The increase in net sales has been steady throughout the fiscal year, as net sales have increased in each of the current year's fiscal quarters over those reported in the respective quarters of the prior fiscal year. The Tabin Corporation acquisition that was made in October 2002 provided approximately $16.4 million of the $32.8 million increase in net sales, or 50.1%. For the year ended September 30, 2003, net sales were less concentrated than in previous fiscal years with no customer accounting for 10% or more of total net sales.

        While product sales led service sales in registering the largest dollar increase, service sales easily outpaced product sales in terms of percentage growth from that of the prior fiscal year. Product net sales increased $22.5 million, or 9.8%, to $252.5 million in fiscal 2003 from $230.0 million in fiscal 2002. Service revenues increased $10.2 million, or 37.8%, to $37.3 million in fiscal 2003 from $27.1 million in fiscal 2002. A portion of the strong growth in service revenues can be attributed to several projects that favorably impacted the second half of fiscal 2003 that are expected to wind down in early fiscal 2004.

        GROSS PROFIT.    Gross profits increased $8.5 million or 30.9% to $36.0 million in fiscal 2003 from $27.5 million for fiscal year 2002. Of the $8.5 million increase in gross profits, $6.3 million can be attributed to increased sales volume, with the balance, $2.2 million, resulting from improved margins, chiefly those of services. Sales of product contributed $2.0 million to the increase in gross profits, or, 11.3%, while service sales contributed most of the gross profit increase, $6.5 million, or, 64.7%.

        Expressed as a percentage of net sales, the gross profit percentage increased 1.7% to 12.4% from the 10.7% recorded in the prior fiscal year. All of the growth in gross profit margins is attributable to services whose gross profit margins increased 7.3% to 44.5% from the 37.2% recorded in the prior fiscal year. The service profit margin increase is attributable to a small number of short-term projects and is not necessarily considered representative of anticipated future service margins. Product gross profit margins held steady at 7.7%, up a marginal tenth of a percent from that of the prior fiscal year.

        SELLING AND MARKETING EXPENSES.    Selling and marketing expenses increased $4.0 million, or 16.6%, to $27.6 million in fiscal 2003, from $23.6 million in fiscal 2002. The expense increase related to selling and marketing expenses arising from the Company's commitment that commenced late in fiscal 2002 to reverse past sales declines by selectively increasing the size of its direct sales force. Therefore, most of the increase in selling and marketing expenses relates to commissions, salaries and wage related benefits. To mitigate the costs associated with increasing the direct sales force and to boost productivity, the Company, late in the June 2003 fiscal quarter, initiated an offshore outsourcing program for much of its back-office sales support.

        The increase in selling and marketing expenses was decidedly less when expressed as a percentage of net sales because of the improvement in net sales. Increased sales provided a larger base for spreading certain fixed elements of selling and marketing expense. As a result, selling and marketing expenses increased only 0.3% to 9.5% in 2003 from 9.2% in 2002.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses decreased $0.8 million or 7.3% to $10.0 million in fiscal 2003, from $10.8 million in fiscal 2002. Factors responsible for the reduction in general and administrative expenses included reduced wage related expenses of $1.0 million and reduced facilities related expense of $0.7 million. The offshore outsourcing program that began in the June 2003 fiscal quarter contributed to the reduction in wages as did the reduction in wages from the decline in the number of personnel employed. Rent reduction resulted from the finalization of the closure of certain branch offices that were no longer operational as well as the prior year's renegotiation of the headquarters lease in May of 2002. The benefits of the reduction of expense related to wages and facilities were reduced by the $0.9 million increase in legal expense. When general and administrative expenses are expressed as a percentage of net sales, there was a decrease of 0.7% from 4.2% to 3.5% in fiscal 2003.

        SPECIAL CHARGES (INCOME).    Charges of $0.4 million in fiscal 2003 primarily resulted from the February 2003 settlement of a litigation claim. The court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick V. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff's attorney fees of approximately $0.4 million. After a review by selected members of the Company's Board of Directors who were not defendants in the litigation, and based on the Board's review and recommendation, the Company paid the settlement and charged the full amount to expense.

        OPERATING LOSS.    Operating loss decreased $4.1 million, or 68.0%, to a loss of $1.9 million in fiscal 2003 from a $6.0 million operating loss in fiscal 2002. The decrease was attributed to an $8.5 million increase in gross profits reduced by an increase of $4.4 million in operating expenses. The operating loss when expressed as a percentage of net sales, decreased 1.6% to 0.7% in 2003 from 2.3% in 2002.

        INTEREST EXPENSE.    Interest expense is net of interest income of $0.1 million. Interest expense incurred under the Foothill financing agreement consisted principally of 1%-1.25% charges for acting as guarantor to IBMCC in order for IBMCC to provide a 30-day interest-free flooring to the Company. In addition to the guarantee charge, Foothill charged from 6% to 6.5% per annum for use of their line and for float and 0.3% per annum for any unused credit line. Total interest and related charges paid to Foothill amounted to $0.4 million. Most of the interest expense, $0.5 million, incurred by the Company represents interest expense related to the Ontario facility lease that is being treated as a financing lease and is presently carried as a long-term liability.

        INCOME FROM REVERSAL OF LOSSES FROM AFFILIATES.    As a result of the deconsolidation of two previously consolidated subsidiaries, in the June quarter of 2002 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company's investment in its affiliates were recorded. The majority of the income from the reversal of losses, $8.4 million was reversed in fiscal 2001, with $0.7 million reversed in fiscal 2002 and the remaining balance of $0.1 million reversed in the first quarter of fiscal year 2003.

        (BENEFIT) PROVISION FOR INCOME TAXES.    The Company has not recorded a tax benefit in the current year as it is likely that any tax benefits will not be realized in the near future. During the second quarter of fiscal 2002, the Company recognized an unanticipated net $1.5 million federal income tax benefit. The "Job Creation and Worker Assistance Act of 2002" tax bill allowed the Company to carry back net operating losses ("NOLs") arising from the current fiscal year as well as from the prior fiscal year to recover taxes from the two fiscal years ended September 30, 1997 and 1996 that were previously closed to such carry backs.

        The Company files a consolidated federal income tax return, while for many of its state tax returns it files separately under the name of its wholly-owned sales subsidiary (En Pointe Technologies Sales, Inc.) that is qualified to do business in all fifty states.

        In carrying tax losses back to prior years the Company has exhausted all of its benefits from recovery of taxes paid in prior years so that any future losses will have to be carried forward to apply to future income years. As of September 30, 2003 the Company had $10.8 million of such net operating losses ("NOLs") that may be carried forward of which $4.7 million NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since that portion of the NOL was attributable to the exercise of stock options by employees which had not been recognized as expense for financial statement purposes.

        NET (LOSS) INCOME.    The net loss decreased $1.0 million, or 30.0%, to $2.4 million from the $3.4 million in the prior fiscal year. The decrease in the net loss is due to the increase in gross profits of $8.5 million offset, in part, by an increase in operating expenses of $4.4 million, which when combined reduced the operating loss by $4.1 million. However, the $4.1 million reduced operating loss was offset by increased interest expense and decreased other income of $0.4 million and $2.7 million less tax benefit and less income from the reversal of losses of affiliates than was recognized in fiscal year 2002. As a percentage of net sales, the net loss was 0.8%, as compared with 1.3% in fiscal 2002.

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

        For the year ended September 30, 2002, two of the Company's major customers accounted for $54.5 million or 21.2% of net sales, as follows with amounts stated in millions:

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

        SPECIAL CHARGES (INCOME).    Income of $0.9 million in fiscal 2002 primarily resulted from the settlement of a litigation claim, $0.8 million. In the settled litigation claim, the Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million. In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million.

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

        INCOME FROM REVERSAL OF LOSSES FROM AFFILIATES.    As a result of the deconsolidation of two previously consolidated subsidiaries in the June quarter of 2001 the Company began using the equity method of accounting to record its interest in the losses related to the two affiliates. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company's investment in its affiliates were recorded. Such losses were in large part reversed in fiscal 2001 and taken to income as the guarantees and obligations were removed or discharged.

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

        NET (LOSS) INCOME.    A net loss of $3.4 million was realized for fiscal year 2002 as compared to net income of $5.4 million in the prior fiscal year. The net effect of the change from net income to net loss amounted to $8.8 million. A decrease in gross profits of $12.0 million, offset, in part, by a reduction in operating expenses of $8.3 million resulted in an operating loss change to $3.7 million. However, the $3.7 million operating loss change was further adversely impacted by $5.4 million, consisting of $7.7 million less benefits from the reversal of losses from affiliates reduced by the $2.3 million of tax benefits from the 2002 tax law change. As a percentage of net sales, the net loss was 1.3%, as compared with a net income of 1.5% in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 2003, operating activities provided cash totaling $1.0 million compared with $0.9 million in the prior fiscal year. Contributing to the increase in operating cash was the decline in the net loss of $1.0 million, the increase in accounts payable and accrued expenses of $5.9 million, and the collection of $1.8 million in recoverable taxes. The major expenditure of operating cash was for the build up of accounts receivable of $8.4 million, directly relating to the growth of net sales by $32.8 million from the prior fiscal year.

        The Company's accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2003 and 2002, was $35.1 million and $31.7 million, respectively. The number of days' sales outstanding in accounts receivable decreased slightly to 44 days from 45 days, as of September 30, 2003 and 2002, respectively.

        Investing activities used cash totaling $1.1 million for fiscal 2003, an increase of $0.2 million. Most of the increase, $0.9 million, related to the October 2002 acquisition of Tabin Corporation.

        Financing activities used net cash totaling $1.2 million in fiscal 2003, while providing cash of $3.1 million in fiscal 2002. The cash used in fiscal 2003 was chiefly from the repayment of net borrowings of $1.1 million under the Company's lines of credit, while $3.0 million of cash was provided from net borrowings activities in fiscal 2002.

        As of September 30, 2003, the Company had approximately $3.2 million in cash and working capital of $14.7 million. The Company has a three-year $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") that expires on December 28, 2004. In addition, IBM Credit Corporation ("IBMCC") has provided the Company with a 30-day interest-free inventory flooring financing for up to $16.0 million under a separate one-year agreement expiring on December 28, 2004. As of September 30, 2003, most of the Company's borrowings under its credit lines were concentrated in the $11.3 million borrowings outstanding under its IBMCC 30-day interest-free flooring agreement. At September 30, 2003, the Company had additional borrowing capacity of approximately $2.1 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. Borrowings under both lending agreements are collateralized by substantially all of the Company's assets. In addition, the lines of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.

        The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit with IBMCC and Foothill to ease their respective covenant requirements and signed amendments to each of its financing agreements in May 2003.

        Under the amendments to the loan agreements the "earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth covenants have been reset for both loan agreements. EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the September 30, 2003 quarter set at a negative $0.8 million, the December 31, 2003 quarter set at a positive $0.3 million, and all fiscal quarters thereafter set at a positive $2.5 million. Tangible net worth is measured on the last day of each fiscal quarter. For the quarter ended September 30, 2003 and for the immediate quarter thereafter, tangible net worth may not be less than $14.3 million, and $14.5 million, respectively. Beginning with quarter ending March 31, 2004 and each quarter thereafter the tangible net worth may not be less than $14.6 million. In addition, IBMCC added a new covenant that limits product backlog to $4.0 million at any given time.

        As consideration for the amendments to the loan covenants, the lenders increased some borrowing rates and IBMCC reduced the available IBMCC credit line. The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $22.0 million. In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC. The Foothill financing agreement also contains a 0.3% annual charge for any unused portion of the credit line. The variable interest rate at the option of the Company is based on either the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50% and, under the LIBOR option, was similarly increased 0.5% to the LIBOR rate plus 4.75%.

        As reflected, in part, in the financial statements contained in Part IV, Item 15, the Company experienced losses from operations in each of the last three fiscal years and declining sales in the fiscal years ended September 30, 2002 and 2001. While the Company has made progress in improving its net sales and loss from operations in the fiscal year ended September 30, 2003, there is no assurance that the Company can continue such progress and obtain its goal of profitability.

        In order to counter the prior year's sales and profitability declines, in the second quarter of fiscal 2002, there was a change in certain key executives. As part of that change, the Chairman and CEO returned to his former position as President of the Company with responsibility for day-to-day operations. In addition, the Company rehired its former Senior Vice President of Sales and certain senior sales employees who had previously worked at the Company. The new management team took the following actions intended to increase sales and improve profitability:

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

  d)
  Committed the Company to a strategy of acquiring targeted smaller competitors where the Company believes that the acquisition will be immediately accretive to earnings and the

    Company has the opportunity to complete the acquisition at an affordable price. In October 2002, the Company completed the acquisition of Tabin Corporation.

  e)
  Beginning in June 2003, contracted with off-shore firms to provide back-office operations and accounting services at reduced rates.

        As discussed above, the Company has a $30.0 million line of credit agreement with Foothill, which expires in December 2004. The Company also has a $16 million inventory flooring agreement with IBM Credit Corporation ("IBMCC"), which expires on December 28, 2004. Borrowings under the inventory flooring agreement serve to reduce the availability of financing available under the line of credit agreement. Management believes that the financing available to the Company under these credit agreements, together with its own working capital resources (at September 30, 2003, the Company had net working capital of approximately $14.7 million) will provide the Company with sufficient working capital to finance its operations through at least the next fiscal year.

        Also as discussed above, both the Foothill and IBMCC agreements contain certain restrictive covenants requiring, among other things, the maintenance of specified levels of tangible net worth and the attainment of specified amounts of profitability. There can be no assurance that management's plans will be successful in improving the Company's sales and profitability or that the Company will be able to maintain compliance with its loan covenants. If the Company is unable to maintain compliance with its loan covenants and if such noncompliance is not waived by the lenders, the working capital line of credit and flooring line could be revoked prior to their expiration dates. In such eventuality, management believes that it has sufficient working capital to enable it to continue to operate through at least September 30, 2004. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

        On October 15, 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (see Note 14). As a result of this transaction, the Company is in violation of certain debt covenants. The Company has received a verbal commitment from Foothill to provide a waiver of the Company's noncompliance, however, negotiations have not been completed and there can be no assurance that such a waiver of noncompliance will be granted.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company adopted SFAS No. 150 for the quarter ended September 30, 2003. Adoption of this standard has had no impact on financial results.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company is currently assessing the application of FIN 46 as it may relate to any variable interests acquired after September 30, 2003.

OBLIGATIONS AND COMMITMENTS

        As of September 30, 2003, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Capital leases	$1,946	$717	$1,229	$—	$—
Operating leases	$3,258	$1,264	$1,994	$—	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company presently has very limited exposure to market risk from changes in interest rates from borrowings under its lines of credit. The Company's primary working capital financing agreement is with Foothill. While Foothill's lending agreement provides for interest at a maximum rate of 2.5% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings. For the guarantee to IBMCC, Foothill charges the Company 1.25% per annum on average outstanding balances owed to IBMCC. Through judicious use of its IBMCC interest-free flooring, the Company has been able to largely limit its interest charges to $0.4 million on borrowings in fiscal year 2003, of which $0.2 million represents the cost of the guarantee to IBMCC. Because of the Company's ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be little financial impact upon the Company for any incremental increase, so long as the Company is successful in limiting its borrowing from Foothill by continuing to use its $16 million 30-day interest-free flooring. Borrowings in excess of $16 million would, of course, be subject to Foothill's borrowing rate of up to a maximum of 2.5% over prime (with the prime rate at 4.00% as of September 30, 2003).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company's internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company's fourth quarter of its 2003 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated by reference the information appearing under the captions "ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" from the Company's definitive proxy statement for the 2004 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2004.

        The Company intends to adopt a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2004, which will apply to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees. We will post the Code of Ethics on our website as soon as such Code of Ethics is adopted by our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated by reference information appearing under the caption "EXECUTIVE COMPENSATION" from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated by reference the information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated by reference the information appearing under the caption "EXECUTIVE COMPENSATION" and "CERTAIN TRANSACTIONS" from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        There is hereby incorporated by reference the information appearing under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" from the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2004.

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

  (b)
  Reports on Form 8-K.

  1.
  On August 28, 2003, the Company filed a Current Report on Form 8-K under Items 5, and 7, Other Events and Financial Statements and Exhibits, reporting the appointment of Mr. Edward O. Hunter to the Company's Board of Directors, Audit Committee and Compensation Committee.

  2.
  On August 8, 2003, the Company filed a Current Report on Form 8-K under Items 7, and 12, Financial Statements and Exhibits and Results of Operations and Financial Condition, to report its financial results for the quarter ended June 30, 2003.

  3.
  On July 30, 2003, the Company filed a Current Report on Form 8-K under Items 5, and 7, Other Events and Financial Statements and Exhibits, reporting the receipt of an offer by Mr. Bob Din to purchase the balance of the outstanding equity interests of the Company through a negotiated merger.

  4.
  On July 24, 2003, the Company filed a Current Report on Form 8-K under Items 5, and 7, Other Events and Financial Statements and Exhibits, to report the resignation of Mr. Barry M. Abelson from the Company's Board of Directors and Audit Committee.

En Pointe Technologies, Inc.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
En Pointe Technologies, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 4, 2003

En Pointe Technologies, Inc.

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	September 30,
	2003	2002
ASSETS:
Current assets:
Cash	$3,218	$4,629
Restricted cash	70	70
Accounts receivable, net of allowance for returns and doubtful accounts of $1,102 and $1,644, respectively	35,123	31,748
Inventories, net of allowances of $316 and $147, respectively	5,746	5,611
Recoverable taxes	—	1,800
Prepaid expenses and other current assets	413	789

Total current assets	44,570	44,647
Property and equipment, net of accumulated depreciation and amortization	5,988	7,002
Other assets	1,097	551

Total assets	$51,655	$52,200

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$12,642	$9,860
Borrowings under lines of credit	11,326	12,421
Accrued employee compensation and benefits	2,540	2,524
Other accrued liabilities	2,169	1,467
Deferred service revenues	477	1,083
Other current liabilities	684	446

Total current liabilities	29,838	27,801
Long term liabilities	5,391	5,433
Losses in excess of investment in unconsolidated affilitates	—	143

Total liabilities	35,229	33,377

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.001 par value: Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value: Shares authorized—40,000,000; 6,721,827 shares issued and 6,719,875 outstanding	7	7
Additional paid-in capital	41,241	41,241
Treasury stock, at cost; 1,952 shares in 2003 and 2002	(4)	(4)
Accumulated deficit	(24,818)	(22,421)

Total stockholders' equity	16,426	18,823

Total liabilities and stockholders' equity	$51,655	$52,200

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Operations

(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2003	2002	2001
Net sales
Product	$252,493	$229,967	$334,104
Service	37,318	27,076	31,176

Total net sales	289,811	257,043	365,280

Cost of sales
Product	233,059	212,512	305,761
Service	20,712	16,993	20,031

Total cost of sales	253,771	229,505	325,792

Gross profit
Product	19,434	17,455	28,343
Service	16,606	10,083	11,145

Total gross profit	36,040	27,538	39,488
Selling and marketing expenses	27,556	23,631	29,957
General and administrative expenses	9,998	10,783	11,026
Special charges (income)	393	(918)	846

Operating loss	(1,907)	(5,958)	(2,341)
Interest expense, net	871	686	970
Other income, net	(238)	(364)	(269)
Gain on sale of assets	—	—	(95)

Loss before income taxes and income from affiliates	(2,540)	(6,280)	(2,947)
(Benefit) provision for income taxes	—	(2,182)	86
Income from reversal of losses from affiliates	143	674	8,392

Net (loss) income	$(2,397)	$(3,424)	$5,359

Net (loss) income per share:
Basic	$(.36)	$(.51)	$.81

Diluted	$(.36)	$(.51)	$.80

Weighted average shares and share equivalents outstanding:
Basic	6,720	6,666	6,597

Diluted	6,720	6,666	6,685

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Common Stock
			Additional Paid-In Capital	Treasury Stock	Unearned Compensation	(Accumulated Deficit)
	Shares	Amount					Total
Balance at September 30, 2000	6,529	$7	$40,905	$(518)	$—	$(23,887)	$16,507
Issuance of common stock under stock option and stock purchase plans	127	—	225	—	—	—	225
Deferred compensation	—		52		(52)	—	—
Amortization of deferred compensation	—	—	—	—	36	—	36
Treasury stock purchased	—	—	—	(253)	—	—	(253)
Treasury stock issued under stock plans	—	—	—	557	—	(394)	163
Net income	—	—	—	—	—	5,359	5,359

Balance at September 30, 2001	6,656	$7	$41,182	$(214)	$(16)	$(18,922)	$22,037
Issuance of common stock under stock purchase plan	65	—	59	—	—	—	59
Amortization of deferred compensation	—	—	—		16	—	16
Treasury stock issued under stock plans	—	—	—	210	—	(75)	135
Net loss	—	—	—	—	—	(3,424)	(3,424)

Balance at September 30, 2002	6,721	$7	$41,241	$(4)	$—	$(22,421)	$18,823
Net loss	—	—	—	—	—	(2,397)	(2,397)

Balance at September 30, 2003	6,721	$7	$41,241	$(4)	$—	$(24,818)	$16,426

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended September 30,
	2003	2002	2001
Net (loss) income	$(2,397)	$(3,424)	$5,359
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	1,788	1,818	1,414
Gain on disposal of assets	—	—	(95)
Loss on disposal of assets related to restructuring	—	—	220
Allowance for doubtful accounts	199	514	504
Allowance (reduction) for returns and other allowances	70	(280)	(316)
Allowance (reduction) for inventory obsolescense	169	(249)	450
Amortization of deferred compensation	—	16	36
Loss reversal income from affiliates	(143)	(674)	(8,341)
Changes in operating assets and liabilities:
Restricted cash	—	6	(3)
Accounts receivable	(3,644)	4,787	41,989
Inventories	(228)	1,034	2,450
Recoverable taxes	1,800	42	(422)
Prepaid expenses and other current assets	200	427	287
Other assets	60	(338)	58
Accounts payable, trade	2,782	1,608	(7,379)
Accrued expenses	718	(4,008)	(1,792)
Other current liabilities and deferred revenues	(411)	(417)	(2,652)

Net cash provided by operating activities	963	862	31,767

Proceeds from sale of property	—	—	28
Acquisition of business	(921)	—	—
Proceeds from notes receivable from affiliates	—	—	368
Purchase of property and equipment	(227)	(901)	(1,261)

Net cash used by investing activities	(1,148)	(901)	(865)

Net (repayments) borrowings under lines of credit	(1,095)	2,981	(31,758)
Payment on notes payable	(131)	(91)	(86)
Net proceeds from sale of common stock under employee plans	—	194	163
Treasury stock purchases	—	—	(253)

Net cash (used) provided by financing activities	(1,226)	3,084	(31,934)

(Decrease) increase in cash	(1,411)	3,045	(1,032)
Cash at beginning of year	4,629	1,584	2,616

Cash at end of year	$3,218	$4,629	$1,584

Supplemental disclosures of cash flow information:
Interest paid	$917	$741	$1,073

Income taxes (refunded) paid	$(1,958)	$(1,767)	$6

Supplemental schedule of non-cash financing and investing activities:
Capitalized lease	$133

Cancellation of note receivable from affiliate in exchange for assets			$750

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Consolidated Financial Statements

1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        The Company is a reseller of information technology products and a provider of value-added services to large and medium sized companies and government entities with sales and service personnel in 17 markets located throughout the United States. The Company is headquartered in El Segundo, California and was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.

LIQUIDITY AND MANAGEMENT PLANS

        The Company continued to experience operating losses during the fiscal year ended September 30, 2003 after having had declining sales and losses from operations in each of its prior last three fiscal years ended September 30, 2002. The Company believes that much of the prior year sales declines and losses can be attributed to an industry-wide decline in information technology spending.

        In order to counter the prior year's sales and profitability declines, in the second quarter of fiscal 2002, there was a change in certain key executives. As part of that change, the Chairman and CEO returned to his former position as President of the Company with responsibility for day-to-day operations. In addition, the Company rehired its former Senior Vice President of Sales and certain senior sales employees who had previously worked at the Company. The new management team took the following actions intended to increase sales and improve profitability:

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

  d)
  Committed the Company to a strategy of acquiring targeted smaller competitors where the Company believes that the acquisition will be immediately accretive to earnings and the Company has the opportunity to complete the acquisition at an affordable price. In October 2002, the Company completed the acquisition of Tabin Corporation.

  e)
  Beginning in June 2003, contracted with off-shore firms to provide back-office operations and accounting services at reduced rates

        As of September 30, 2003 the Company had approximately $3.2 million in cash and working capital of $14.7 million. As discussed in Note 3, the Company has a three-year $30.0 million revolving credit facility with Foothill Capital Corporation ("Foothill") that expires on December 28, 2004. The credit facility is collateralized by accounts receivable and all other assets of the Company. In addition, IBM Credit Corporation ("IBMCC") has to provided the Company with a 30-day interest-free inventory flooring financing for up to $16.0 million under a separate one-year agreement expiring on December 28, 2004. Borrowings under the inventory flooring agreement serve to reduce the availability of financing available under the line of credit agreement. As of September 30, 2003, most of the

Company's borrowings under its credit lines were concentrated in the $11.3 million borrowings outstanding under its IBMCC 30-day interest-free flooring agreement. In addition at September 30, 2003 the Company had additional borrowing capacity of approximately $2.1 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. Borrowings under both lending agreements are collateralized by substantially all of the Company's assets. In addition, the lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line.

        The Company foresaw that it would be unable to meet its covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of such agreements. To avert such a default, the Company renegotiated its lines of credit with IBMCC to ease its covenant requirements and signed amendments to each of its financing agreement with Foothill Capital Corporation ("Foothill") and IBMCC in May 2003.

        Under the amendments to the loan agreements the "earnings before interest, taxes, depreciation and amortization (EBITDA) and tangible net worth covenants have been reset for both loan agreements. EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with the September 30, 2003 quarter set at a negative $0.8 million, the December 31, 2003 quarter set at a positive $0.3 million, and all fiscal quarters thereafter set at a positive $2.5 million. Tangible net worth is measured on the last day of each fiscal quarter. For the quarter ended September 30, 2003 and for the immediate quarter thereafter, tangible net worth may not be less than $14.3 million, and $14.5 million, respectively. Beginning with quarter ending March 31, 2004 and each quarter thereafter the tangible net worth may not be less than $14.6 million. In addition, IBMCC added a new covenant that limits product backlog to $4 million at any given time. At September 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.

        Management believes that the financing available to the Company under these credit agreements, together with its own working capital resources (at September 30, 2003, the Company had net working capital of approximately $14.7 million) will provide the Company with sufficient working capital to finance its operations through at least the next fiscal year. However, there can be no assurance that management's plans will be successful in improving the Company's sales and profitability. If the Company is unable to maintain compliance with its loan covenants and if such noncompliance is not waived by the lenders, the working capital line of credit and flooring line could be revoked prior to their expiration dates. In such eventuality, management believes that it has sufficient working capital to enable it to continue to operate through at least September 30, 2004. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

        On October 15, 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (see Note 14). As a result of this transaction, the Company is in violation of certain debt covenants. The Company has received a verbal commitment from Foothill to provide a waiver of the Company's noncompliance, however, negotiations have not been completed and there can be no assurance that such a waiver of noncompliance will be granted.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

INVESTMENT IN UNCONSOLIDATED AFFILIATES

        The Company had recognized accumulated losses in excess of the Company's ownership interest in two former subsidiaries during the periods in which the former subsidiaries were consolidated. As of September 30, 2003 and 2002, the Company's adjusted basis under the equity method of accounting had been reduced to zero. In accordance with the equity method of accounting, when its former subsidiaries were deconsolidated and became affiliates, the Company suspended recognition of equity method losses after its adjusted basis was reduced to zero. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company's investment in its affiliates were recorded. During the years ended September 30, 2003, 2002 and 2001, the Company recognized income from reversal of excess losses previously recognized from affiliates of $143,000, $674,000 and $8,392,000, respectively.

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

REVENUE RECOGNITION

        Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. The Company generally considers this to occur upon receipt of products by the customer, although some customers accept title upon shipment. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with the Company's shippers and suppliers.

        Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company's suppliers, less rebates.

CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.

RESTRICTED CASH

        Restricted cash at September 30, 2003 and 2002 represents deposits maintained for certain government tax agencies.

INVENTORIES

        Inventories consist principally of merchandise being configured for customer orders and merchandise purchased by the Company, that have been drop shipped, but not yet received and accepted by the customer and are stated at the lower of cost (specific identification method) or market.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. The carrying amount of the Company's long-term liabilities also approximates fair value based on interest rates currently available to the Company for debt of similar terms and remaining maturities.

LONG-LIVED ASSETS

        The carrying value of long-term assets is periodically reviewed by management and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. There were no such impairment losses for the years ended September 30, 2003, 2002 and 2001.

ADVERTISING

        The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2003, 2002, and 2001 advertising expense was approximately $549,000, $349,000, $299,000, respectively.

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

        Those customers that accounted for more than 10% of net sales were as follows with their respective percentage of outstanding accounts receivable at fiscal year end:

	Years Ended September 30, and as of September 30,
	2003		2002		2001
	% Net Sales	% Trade Receivables	% Net Sales	% Trade Receivables	% Net Sales	% Trade Receivables
Customer 1	—	—	11	16	8	8
Customer 2	—	—	10	10	17	15

	—	—	21	26	25	23

        No single customer accounted for 10% or more of net sales during fiscal 2003.

        The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Estimated credit losses and returns, if any, have been provided for in the financial statements and have, to date, generally been within management's expectations. For the year ended September 30, 2003, 2002, and 2001 purchases from three vendors accounted for 53%, 63%, and 48% of total purchases, respectively.

TREASURY STOCK

        The Company uses the specific identification method for accounting for treasury stock. During the 2001 fiscal year, the Company purchased 120,000 shares for $253,000, and subsequently, issued 64,000 shares for employee stock benefit plans for $163,000. During the 2002 fiscal year, the Company issued 100,000 additional shares for employee stock benefit plans for $135,000. At September 30, 2003 and 2002, there remained approximately 2,000 treasury shares, with a cost of $4,000.

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

        On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which we have adopted for the year ended September 30, 2003. We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

        If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Net (loss) income as reported	$(2,397)	$(3,424)	$5,359
Net (loss) income pro forma	$(3,166)	$(4,580)	$4,257
Basic (loss) earnings per share as reported	$(.36)	$(.51)	$.81
Diluted (loss) earnings per share as reported	$(.36)	$(.51)	$.80
Basic (loss) income per share pro forma	$(.47)	$(.69)	$.65
Diluted (loss) income per share pro forma	$(.47)	$(.69)	$.64

VENDOR PROGRAMS

        The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expense as the related marketing expenses are recognized; however, the Company is evaluating the impact of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which, during fiscal 2004 will require reclassification of a portion of certain funds received from vendors from operating expense to gross profit, but will have no effect on net income.

        As rebates are earned, the Company records the income as a reduction of cost of goods sold. Any amounts received from suppliers related to cooperative advertising allowances, are deferred until earned. Rebate programs are subject to audit as to whether the requirements of the rebates were actually met. The Company establishes reserves to cover any collectibility risks including subsequent supplier audits.

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

COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income." establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 2003, 2002 and 2001.

SEGMENT REPORTING

        The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 emphasizes a "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. For the years ended September 30, 2003, 2002 and 2001, the Company operated only in one segment.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company adopted SFAS No. 150 for the quarter ended September 30, 2003. Adoption of this standard has had no impact on financial results.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company is currently assessing the application of FIN 46 as it may relate to any variable interests acquired after September 30, 2003.

2    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	September 30,
	2003	2002
Computer equipment and software	$8,373	$8,101
Office equipment and other	1,019	924
Leasehold improvements	434	434
Capitalized leases (see Note 6)	5,210	5,073

	15,036	14,532
Less: Accumulated depreciation and amortization	(9,048)	(7,530)

	$5,988	$7,002

        Depreciation and amortization expense was $1,788,000, $1,818,000 and $1,414,000 for the years ended September 30, 2003, 2002, and 2001 respectively. Accumulated amortization on capitalized leases was $945,000 and $740,000 at September 30, 2003 and 2002, respectively.

3    LINES OF CREDIT

        At September 30, 2003 and 2002, the Company had outstanding borrowings of $11,326,000 and $12,421,000, respectively, under lines of credit with various financial institutions.

        At September 30, 2003 and 2002, the line of credit agreements provide financing for cash advances and flooring of up to $30 million. Included as a separate lending agreement within the Company's $30 million line is a $16 million flooring agreement that provides an interest-free period of approximately 30 days, depending on the product sold.

        Total borrowings under the line of credit agreements are collateralized by eligible accounts receivable (as defined in the agreements) and substantially all of the Company's assets. Borrowings are limited to specific percentages of the Company's accounts receivable and inventory balances. The line of credit agreements contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line. At September 30, 2003 the Company was in compliance with the amended EBITDA covenants and the various other debt covenants contained in the loan agreements.

        In May 2003, the Company renegotiated its lines of credit with IBMCC to ease its covenant requirements and signed amendments to each of its financing agreement with Foothill and IBMCC. The IBMCC amended credit line provides the Company with 30-day free inventory flooring financing for up to $16.0 million (down from $20.0 million). Borrowing availability on the Foothill credit facility is directly reduced by any outstanding flooring financings. The financing agreement with Foothill includes a guarantee to IBMCC for the amount outstanding on the flooring line up to a maximum of $16.0 million.

        In consideration for providing the guarantee, the amended Foothill agreement contains a 1.25% annual charge (up from 1.00%) on the average outstanding balances owing to IBMCC. The Foothill financing agreement also contains a 0.3% charge for any unused portion of the credit line. The variable interest rate at the option of the Company is based on either the prime rate or the LIBOR rate. Under the amended Foothill agreement, the maximum rate for the interest, which is based on certain targets related to EBITDA, was increased 0.5% to prime rate plus 2.50% and, under the LIBOR option, was similarly increased 0.5% to the LIBOR rate plus 4.75%. On October 15, 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (see Note 14). As a result of this transaction, the Company is in violation of certain debt covenants. The Company has received a verbal commitment from Foothill to provide a waiver of the Company's noncompliance, however, negotiations have not been completed and there can be no assurance that such a waiver of noncompliance will be granted.

        The prime rate of interest was 4.00%, and 4.75% at September 30, 2003 and 2002, respectively, and the weighted average interest rates incurred under line of credit borrowings for the years ended September 30, 2003, 2002 and 2001 were 3.00%, 1.00%, and 9.11%, respectively. The 3.00% weighted average interest rate for the 2003 fiscal year, resulted from most borrowings being financed under the IBMCC interest-free flooring agreement whereby Foothill is paid 1% for its guarantee to IBMCC of the Company's borrowings. Interest expense, the majority of which was for the Ontario facility lease (See Note 7) for the years ended September 30, 2003, 2002 and 2001 was $937,000, $823,000, and $1,002,000 respectively.

4    SPECIAL CHARGES AND INCOME

        Charges of $0.4 million were incurred for the fiscal year ended September 30, 2003. The charges relate to a February 2003 court derivative litigation, Fredrick V. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff's attorney fees of approximately $0.4 million. After a review by selected members of the Company's board of directors who were not defendants in the litigation, and based on the board's review and recommendation, the Company paid the settlement and charged the full amount to expense.

        Income of $0.9 million primarily resulted from the settlement of a litigation claim, $0.8 million. In the settled litigation claim, the Company was liable for a total of $1.6 million under various Court decisions (including accrued interest) and settled for $1.2 million. In addition, there was a recovery of $0.8 million of insurance reimbursement relating to previously expensed legal fees offset by other legal costs of $0.4 million

        Charges of $0.8 million for the fiscal year ended September 30, 2001 include restructuring charges of $1.8 million, a legal settlement of $0.2 million, less reversal of plaintiff legal fees that were recorded in the prior year as a result of an adverse judgment of $1.2 million (See Note 12). Charges for the fiscal year ended September 30, 2000 include a provision for litigation of $1.1 million related to an adverse judgment received on a legal matter (see Note 13), and restructuring charges of $1.5 million.

        In June 2001, the Company underwent its second restructuring, part of its plan to convert from fixed sales offices to virtual sales offices. In executing the restructure, the workforce was reduced by sixty-four employees and nine rental locations were either closed and converted to virtual sales locations or were reduced in size.

        The following table summarizes the restructuring charges and the remaining reserves associated with the restructuring:

	Beginning Accrual October 1, 2002	Expensed (Adjusted) Through September 30, 2003	Cash Payments	Remaining Accrual September 30, 2003
	(In Thousands)
Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	203		181	22

	$203	$—	$181	$22

	Beginning Accrual October 1, 2001	Expensed (Adjusted) Through September 30, 2002	Cash Payments	Remaining Accrual September 30, 2002
	(In Thousands)
Separation costs for terminated employees	$—	$—	$—	$—
Facilities closing and downsizing	1,263	(70)	990	203

	$1,263	$(70)	$990	$203

	Beginning Accrual October 1, 2000	Expensed Through September 30, 2001	Cash Payments	Remaining Accrual September 30, 2001
	(In Thousands)
Separation costs for terminated employees	$19	$175	$194	$—
Facilities closing and downsizing	165	1,701	603	1,263

	$184	$1,876	$797	$1,263

5    EMPLOYEE BENEFIT PLAN

        The Company has an employee savings plan (the "401(k) Plan") that covers substantially all full-time employees who are twenty-one years of age or older. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

6    INCOME TAXES

        The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Current:
Federal	$—	$(2,227)	$—
State	—	45	86

	—	(2,182)	86

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

	$—	$(2,182)	$86

        The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before (benefit) provision for income taxes as follows:

	Year Ended September 30,
	2003	2002	2001
Federal statutory rate	(35)%	(35)%	34%
State taxes, net of federal benefits	2	1	2
Expenses not deductible	—	—	—
Losses providing no tax benefits	—	7	—
Minority interest	—	—	—
Net operating loss carryback	—	—	—
Affilate income not subject to tax	—	(4)	(52)
Benefit from tax law change related to prior fiscal years	—	(8)	—
Valuation allowances	33	—	18

	—%	(39)%	2%

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of

$6.8 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Accounts receivable and allowance for returns	$759	$836
Expenses not currently deductible	919	814
Depreciation	643	523
Affiliate losses not currently deductible	—	54
Federal net operating loss	3,775	3,062
State net operating loss	678	550

	6,774	5,839

Deferred tax liabilities:
Discount on receivables	—	—
Depreciation	—	—

	—	—

Net deferred tax asset	6,774	5,839
Valuation allowance	(6,774)	(5,839)

Deferred tax liability/asset	$—	$—

        The Company has the following Federal net operating losses ("NOL") available:

Year NOL Incurred	NOL Amount (in thousands)	Expiration Date
2000	$4,713	2020
2002	4,036	2022
2003	2,038	2023

	$10,787

        Since the fiscal 2000 NOL is attributable to the exercise of stock options by employees, any realization of income tax benefits from the $4.7 million NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

7    COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities and various types of office equipment. These leases vary in duration and many contain renewal options and/or escalation clauses. Sublease income results principally from the subletting of former branch sales offices that were closed but have remaining lease obligations. Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2003 were approximately as follows (in thousands):

	Operating Leases	Sublease Income	Capitalized Leases
2004	$1,283	$322	$717
2005	850	222	735
2006	822	111	494
2007	217	—	—

Total minimum lease payments	$3,172	$655	1,946

Additional long-term lease payments required in sale-leaseback			4,778

Less amount representing interest			(1,403)

			$5,321
Current			$183
Long-term			5,138

			$5,321

        On June 24 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent is $544,000 the first year with 3% increases in each of the following 15 years. The terms of the lease permit the Company to terminate the lease, at no cost or penalty, at the end of the seventh and tenth year, on May 30, 2006 and 2007, respectively.

        The Company currently occupies approximately 55% of the facility and planned and accomplished the subleasing of the remaining space in February of 2002. However, under SFAS No. 98 "Accounting for Leases", subleasing space in excess of 10% is considered retaining a financial interest in the property and requires that the property remain on the financial statements. The balance sheet therefore reflects the property and equipment at its estimated fair value and related liability until the lease qualifies as a "normal leaseback" under SFAS No. 98.

        Rent expense for the years ended September 30, 2003, 2002, and 2001 under all operating leases was approximately $1,731,000, $2,072,000 and $1,794,000 respectively.

        For the year ended September 30, 2003, 2002 and 2001, Ontario facility rent expense, which is characterized as a financing lease under SFAS No. 98 and reported as interest expense, was approximately $547,000, $558,000 and $568,000, respectively. In addition, the Company entered into another capitalized lease in May 2003 the interest for which approximated $5,000.

8    EARNINGS PER SHARE AND PREFERRED STOCK

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Net income (loss)	$(2,397)	$(3,424)	$5,359

Denominator:
Weighted-average shares outstanding	6,720	6,666	6,597
Effect of dilutive securities:
Dilutive potential of options and warrants	—	—	88

Weighted-average shares and share equivalents outstanding	6,720	6,666	6,685

Basic income (loss) per share	$(.36)	$(.51)	$.81

Diluted income (loss) per share	$(.36)	$(51)	$80

        The dilutive potential of stock options, which include 5,819 shares for the years ended September 30, 2002, have been excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

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

9    STOCK OPTIONS

        In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. As of September 30, 2003 and 2002, the shares available for grant under the plan were 801,689 and 892,606, respectively.

        The following is a summary of stock option activity:

	Non-Qualified	Incentive	Total Exercise Value (In Thousands)
Outstanding at September 30, 2000	16,667	563,512	5,024
Granted	880,000	377,250	2,430
Exercised	(9,000)	(161)	(15)
Cancelled	—	(181,541)	(1,350)

Outstanding at September 30, 2001	887,667	759,060	6,089
Granted	250,000	90,000	505
Exercised		(25,000)	(48)
Cancelled.	(566,000)	(153,711)	(1,503)

Outstanding at September 30, 2002	571,667	670,349	5,043
Granted	—	236,250	295
Exercised	—	—
Cancelled	(50,000)	(95,333)	(506)

Outstanding at September 30, 2003	521,667	811,266	4,832

	Options Exercisable	Weighted Average Exercise Price	Remaining Contractual Life
September 30, 2001	523,099	$5.64	7.98
September 30, 2002	635,151	$5.42	7.22
September 30, 2003	803,539	$4.43	6.79

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	Expected Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
Year ended September 30, 2001%		99%	3.70%	5.0
Year ended September 30, 2002	0%	98%	3.94%	5.0
Year ended September 30, 2003	0%	98%	2.54%	5.0

10    EMPLOYEE STOCK PLAN

        The Company has an Employee Stock Purchase Plan (the "Plan") under which there remains authorized and available for sale to employees an aggregate of 350,007 shares of the Company's common stock at September 30, 2003. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. In April 2002 the Company announced to its employees that it was suspending its Plan until further notice.

11    ACQUISITION OF BUSINESS

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

$921

        The Company allocated the purchase price to the tangible and intangible acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $470,000 has been allocated to amortizable intangible assets related to customer relationships. Customer relationships are existing sales contacts that relate to underlying customer relationships pertaining to the products and services provided by the Company. The Company is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately 5 years. Under terms of the agreement, the stockholders of Tabin Corporation were eligible to receive additional earn-out payments based upon achieving certain profitability targets over a two-year period beginning November 1, 2002. On July 8, 2003, the stockholders of Tabin Corporation agreed to a modification of the agreement that accepted a one-time payment of $5,000 as payment in full for any sums owed under the earn-out provisions of the acquisition agreement. The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended September 30, 2003 and 2002 as if the acquisition of Tabin Corporation's operations had occurred on October 1, 2002 and 2001, respectively (in thousands, except per share data).

	Year ended September 30,
	2003	2002
Net sales	$290,879	$280,650
Net loss	$(2,269)	$(3,367)
Net loss per share:
Basic	$(0.34)	$(0.51)

12    LITIGATION

        On February 6, 2002 a settlement agreement and release was entered into between the Company and NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. The Company recorded the settlement of this litigation as a special charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

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

        In February 2001, the Company and five of the Company's directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company's common stock and seeking a recovery by the Company's stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs' claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint and intend to vigorously defend the litigation.

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

        On October 5, 2001, an action was brought against the Company by Qamar Zaidi in the San Bernardino County Superior Court, Case No. RCV 058254. The Plaintiff, a former employee, initially alleged breach of contract, anticipatory breach and repudiation, breach of the implied covenant of good faith and fair dealing, and conversion. En Pointe initially filed a Petition to Compel Arbitration in early 2002 based on the Plaintiff's employment agreement. That petition was denied based on the Plaintiff's representation that he would be amending his complaint to remove any allegations regarding the employment agreement. In 2003, Plaintiff amended his complaint a second time to reintroduce the claims arising out of his employment agreement and is currently alleging breach of contract, anticipatory breach of contract, conversion, and declaratory relief. Plaintiff's second amended complaint claims at least $100,000 in damages and $500,000 in punitive damages.

        In response, En Pointe filed a second Petition to Compel Arbitration. On July 22, 2003 the court granted En Pointe's Petition to Compel Arbitration and stayed the judicial proceedings. In late November 2003, the parties selected Robert W. Thomas as the arbitrator in this matter. The parties are in the process of creating a schedule for when the arbitration will be held. Counsel is planning to seek permission from the arbitrator to file a Motion for Summary Adjudication on Plaintiff's claims after it completes the Plaintiff's deposition. If permission is granted, counsel is cautiously optimistic that such a motion would be granted.

        In March of 2000, an action was brought against the Company in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International ("FSI"). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past three years. Legal counsel is currently unable to predict the outcome of this litigation.

13    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected financial information for the quarterly periods in the fiscal years ended September 30, 2003 and 2002 is presented below (in thousands, except per share amounts):

	Fiscal 2003 Quarter Ended
	September	June	March	December
Net sales	$72,211	$70,013	$72,011	$75,576
Gross profit	9,688	8,974	8,417	8,961
Net income (loss)	383	(391)	(1,656)	(733)
Diluted net income (loss) per share	.06	(.06)	(.25)	(.11)
	Fiscal 2002 Quarter Ended
	September	June	March	December
Net sales	$61,508	$64,144	$57,291	$74,100
Gross profit	7,126	6,052	7,094	7,266
Net (loss) income	(751)	(1,936)	747	(1,484)
Diluted net (loss) income per share	(.11)	(.29)	.11	(.22)

14    SUBSEQUENT EVENT

        On October 15, 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. ("EGS"), a newly-formed, privately-held corporation and a related party. EGS is a related party as an En Pointe board member is an officer of and holds an equity interest in EGS. En Pointe anticipates ultimately owning an approximate one-third interest in EGS. In addition, the Company expects to provide approximately $309,000 to EGS as a combination of investment and interest-bearing note in January 2004. The Company's Chairman of the Board, Bob Din, will represent En Pointe's interest on the board of EGS.

        EGS intends to offer business process outsourcing that will assist companies in reducing their back-office overhead expenses by providing off-shore outsourcing alternatives. The Company also anticipates entering into an employee leasing agreement with EGS whereby Company employees will be leased to EGS on a cost-plus basis.

        As a result of this transaction, the Company is in violation of certain debt covenants. The Company has received a verbal commitment from its lenders to provide a waiver of the Company's noncompliance, however, negotiations have not been completed and there can be no assurance that such a waiver of noncompliance will be granted by its lenders.

En Pointe Technologies, Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance At Beginning of Period	Charges (Reversals) to Cost and Expenses	Deductions	Balance At End of Period
Year Ended September 30, 2003 (in thousands):
Allowance for doubtful accounts	$1,545	$269	$(811)	$1,003
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$147	$169	$—	$316

	$1,791	$438	$(811)	$1,418

Year Ended September 30, 2002 (in thousands):
Allowance for doubtful accounts	$2,281	$532	$(1,268)	$1,545
Allowance for returns	303	$(204)	$—	$99
Allowance for price discrepancy	$18	$(18)	$—	$—
Allowance for inventory valuation	$1,097	$(249)	$(701)	$147

	$3,699	$61	$(1,969)	$1,791

Year Ended September 30, 2001 (in thousands):
Allowance for doubtful accounts	$2,395	$437	$(551)	$2,281
Allowance for returns	$484	$(316)	$135	$303
Allowance for price discrepancy	$438	$66	$(486)	$18
Allowance for inventory valuation	$647	$450	$—	$1,097

	$3,964	$637	$(902)	$3,699

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

Dated: December 23, 2003

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

Signature	Title	Date

/s/ ATTIAZAZ "BOB" DIN Attiazaz "Bob" Din	Chairman of the Board Chief Executive Officer, and President (Principal Executive Officer)	December 23, 2003
/s/ KEVIN D. AYERS Kevin D. Ayers	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 23, 2003
/s/ NAUREEN DIN Naureen Din	Director	December 23, 2003
/s/ ZUBAIR AHMED Zubair Ahmed	Director	December 23, 2003

S-1

/s/ MARK BRIGGS Mark Briggs	Director	December 23, 2003
/s/ VERDELL GARROUTTE Verdell Garroutte	Director	December 23, 2003
/s/ EDWARD O. HUNTER Edward O. Hunter	Director	December 23, 2003
/s/ WALTER W. LARKINS III Walter W. Larkins III	Director	December 23, 2003
/s/ MANSOOR S. SHAH Mansoor S. Shah	Director	December 23, 2003
/s/ TIMOTHY J. LILLIGREN Timothy J. Lilligren	Director	December 23, 2003

S-2

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
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
10.5
Employment Agreement between the Registrant and Attiazaz "Bob" Din, dated March 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant's Registration Statement on Form S-1 filed May 8, 1996).
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
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).

10.28
First Amendment to Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated July 30, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).
10.29
Acknowledgment and Amendment to Financing Agreement by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated August 6, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).
10.30
Second Amendment to Loan and Security Agreement and Consent by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated October 9, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).
10.31
Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).
10.32
Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated November 21, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002).
10.33	Amendment to Lease between Pacific Towers and the Registrant, dated April 30, 2001. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-K filed December 27, 2002)..
10.34	Employment agreement between the Registrant and Kevin D. Ayers, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed February 14, 2003).
10.35	Employment agreement between the Registrant and Kathy Perez, dated April 20, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed February 14, 2003).
10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant's Form 10-Q filed February 14, 2003).
10.37
Third Amendment to Loan and Security Agreement by and between En Pointe Technologies Sales, Inc. and Foothill Capital Corporation, as agent for the lenders, dated May 12, 2003. (incorporated by reference to Exhibit 10.34 to the Registrant's Form 10-Q filed May 15, 2003).
10.38
Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit LLC (formerly IBM Credit Corporation), dated May 7, 2003. (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-Q filed May 15, 2003).
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
En Pointe Technologies, Inc. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
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