Form 10-Q
period 2003-12-31
EN POINTE TECHNOLOGIES INC
filed 2004-02-17
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒  NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☐ No ☒

As of February 17, 2004, 6,721,827 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS:
Current assets:
Cash	$986	$3,218
Restricted cash	70	70
Accounts receivable, net	39,564	35,123
Inventories, net	4,765	5,746
Prepaid expenses and other current assets	351	413
Total current assets	45,736	44,570

Property and equipment, net of accumulated depreciation and amortization	5,776	5,988

Other assets	1,112	1,097
Total assets	$52,624	$51,655

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$14,352	$12,642
Borrowings under lines of credit	10,583	11,326
Accrued liabilities	4,530	4,709
Other current liabilities	1,312	1,161
Total current liabilities	30,777	29,838
Long term liability	5,178	5,391
Total liabilities	35,955	35,229

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,241	41,241
Treasury stock	(2)	(4)
Accumulated deficit	(24,577)	(24,818)
Total stockholders’ equity	16,669	16,426
Total liabilities and stockholders’ equity	$52,624	$51,655

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended December 31,

	2003	2002
Net sales:
Product	$51,951	$67,002
Service	11,657	8,574
Total net sales	63,608	75,576
Cost of sales:
Product	48,829	61,595
Service	5,955	5,020
Total cost of sales	54,784	66,615
Gross profit:
Product	3,122	5,407
Service	5,702	3,554
Total gross profit	8,824	8,961

Selling and marketing expenses	5,796	7,465
General and administrative expenses	2,626	2,239
Operating income (loss)	402	(743)

Interest expense, net	205	203
Other income, net	(49)	(70)
Minority interest	(10)	—
Income (loss) before income taxes and loss reversal income from affiliates	256	(876)
Provision for income taxes	15	—
Loss reversal income from affiliate		143
Net income (loss)	$241	$(733)
Net income (loss) per share:
Basic	$0.04	$(0.11)
Diluted	$0.04	$(0.11)

Weighted average shares outstanding:
Basic	6,720	6,720
Diluted	6,801	6,720

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$241	$(733)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	428	463
Loss reversal income from affiliates	—	(143)
Allowances (reversals) for doubtful accounts, returns, and inventory	68	(124)
Net change in operating assets and liabilities	(2,058)	(2,283)
Net cash used by operating activities, net of effects of acquisition	(1,321)	(2,820)

Cash flows from investing activities:
Acquisition of business	—	(921)
Purchase of property and equipment	(148)	(32)
Net cash used by investing activities	(148)	(953)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(743)	1,712
Proceeds from exercise of employee stock options	2	—
Payment on long term liabilities	(22)	(27)
Net cash (used) provided by financing activities	(763)	1,685

Decrease in cash	$(2,232)	$(2,088)

Supplemental disclosures of cash flow information:
Interest paid	$209	$221

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at December 31, 2003, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2003 and 2002 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2003.

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

At December 31, 2003 the Company was in compliance with the amended EBITDA and tangible net worth covenants contained in its loan agreements.  However, in October 2003, when the Company advanced $300,000 to En Pointe Global Services, Inc, (see Note 6) it  violated certain debt covenants under its loan agreement with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) (“Foothill”).  The Company has received a waiver of noncompliance from Foothill for this violation.

Should there be a resumption of negative earnings, which is possible, it would increase the risk that the Company may not meet its future quarters’ covenants, in which event it would be in default under its amended loan agreements.  In such an event, management would request a waiver of such defaults. If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company’s working capital and flooring lines of credit be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Note 2 – Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company accounts for stock option grants and restricted stock awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended December 31,
(In Thousands Except Per Share Amounts)	2003	2002
Net income (loss), as reported	$241	$(733)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)	(196)

Pro forma net income (loss)	$104	$(929)

Net income (loss) per share:
Basic-as reported	$0.04	$(0.11)
Basic-pro forma	$0.02	$(0.14)

Diluted-as reported	$0.04	$(0.11)
Diluted-pro forma	$0.02	$(0.14)

Note 3 – Computation of Earnings Per Share

	Three Months Ended December 31,
(In Thousands Except Per Share Amounts)	2003	2002
Net income (loss)	$241	$(733)

Weighted average shares outstanding	6,720	6,720
Effect of dilutive securities:
Dilutive potential of options	81	—

Weighted average shares and share equivalents outstanding	$6,801	$6,720

Basic income (loss) per share	$0.04	$(0.11)
Diluted income (loss) per share	$0.04	$(0.11)

Note 4 – Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company adopted SFAS No. 150 for the quarter ended September 30, 2003.  Adoption of this standard has had no impact on the Company’s financial results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company adopted FIN 46 for the quarter ended December 31, 2003 (see Note 6).

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that become effective for fiscal years ending after and interim periods beginning after December15, 2003.  The Company does not believe that adoption of this standard will have any significant impact on operations.

Note 5 – Acquisition of Business

On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation, a Chicago-based value-added reseller, providing the Company with an established presence in one of the largest market places in the United States.  The total purchase price of approximately $921,000 has been allocated as follows (in thousands):

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

The following unaudited pro forma consolidated  financial  information  reflects the results of operations  for the periods ended  December 31, 2003 and December 31, 2002 as if the  acquisition  of Tabin Corporation’s  operations had occurred on October1, 2002 (in thousands).

	Three months ended December 31,
	2003	2002
Net sales	$63,608	$76,644
Net income (loss)	$241	$(733)
Net income (loss) per share:
Basic	$0.04	$(0.11)

These pro forma results have been prepared for comparative  purposes only and do not purport to be indicative of what  operating  results would have been had the acquisition actually taken place on October 1, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 6 - Investment in En Pointe Global Services, Inc.

In October 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (“EPGS”), a newly-formed, privately-held corporation and entered into an agreement to acquire an approximate one-third interest in EPGS for approximately $9,000. EPGS is currently in the development stage and intends to offer business process outsourcing that will assist companies in reducing their back-office overhead expenses by providing off-shore outsourcing alternatives. As of December 31, 2003, EPGS had total assets of $0.3 million and total liabilities of $0.1 million. For the period from its inception through December 31, 2003, EPGS has had no revenues and generated a net loss of $0.1 million.

On February 17, 2004, En Pointe advanced to EPGS an additional $300,000 in exchange for an unsecured subordinated promissory note in the principal amount of $600,000, which principal amount includes the October 2003 advance.  The Company also entered into an employee leasing and licensing agreement with EPGS whereby certain Company employees will be leased to EPGS on a cost-plus basis and EPGS procured the right to use the Company’s trademarks on a non-exclusive basis subject to the terms of the agreement.

EPGS is considered a related party because of En Pointe’s equity interest in EPGS as well as the interrelationship of several of the investors with the Company. An En Pointe board member, Mark Briggs, is President and Chief Executive Officer of EPGS and owns an approximate one-third equity interest in EPGS. The Company’s Chairman of the Board and Chief Executive Officer, Bob Din, will also represent En Pointe’s interest on the board of EPGS. The remaining interest in EPGS is held by the shareholders of Ovex Technologies, Ltd. (Ovex), a private company in Pakistan that presently performs certain back-office administrative services for En Pointe pursuant to an outsourcing contract.

The Company evaluated its interest in EPGS and has determined that EPGS is a Variable Interest Entity (VIE) as defined in under FIN 46 and that En Pointe is currently the primary beneficiary of EPGS. Accordingly, the Company has consolidated the financial statements of EPGS for the period from its inception through December 31, 2003.

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

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Form 10-K and Annual Report as of September 30, 2003.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended September 30, 2003.

Comparisons of Financial Results

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2003	2002
Net sales:
Product	81.7%	88.7%
Services	18.3	11.3
Total net sales	100.0	100.0
Gross profit:
Product	4.9	7.2
Services	9.0	4.7
Total gross profit	13.9	11.9
Selling and marketing expenses	9.1	9.9
General and administrative expenses	4.1	3.0
Operating income (loss)	0.7	(1.0)
Interest expense, net	0.3	0.3
Other income, net	(0.1)	(0.1)
Minority interest	(0.0)	—
Income (loss) before taxes and loss reversal income from affiliate	0.5	(1.2)
Provision for income taxes	0.0	—
Loss reversal income from affiliate	—	0.2
Net income (loss)	0.5%	(1.0)%

Comparison of the Results of Operations for the Three Months ended December 31, 2003 (the first quarter of fiscal 2004) and 2002 (the first quarter of fiscal 2003)

NET SALES.  Net sales decreased $12.0 million, or 15.8%, to $63.6 million in the first quarter of fiscal 2004 from $75.6 million in the first quarter of fiscal 2003.  The $63.6 million net sales reported in the December 2003 quarter was the lowest quarterly reported net sales since fiscal 2002 and is the lowest ever reported for a December quarter.  The net sales decline reflected declining product sales of $15.0 million, or 22.5%.  Loss of net sales to two major customers offset, in part, with the gain in sales to a new major customer accounted for $10.9 million of the decrease in product sales.  In addition, major state and local governmental customers, beset with budgetary concerns, continued their trend of reduced product purchases that resulted in $1.9 million less net sales from this source.

Service revenues increased $3.1 million, or 36.0%, to $11.7 million in the first quarter of fiscal 2004 from the $8.6 million recorded in the prior fiscal year quarter and rose to 18.3% of total net sales versus 11.3% in the prior fiscal year quarter.  Service revenues also increased $1.0 million, or 9.4%, from the prior sequential September quarter.  As with recent previous quarters, service revenue and margin were favorably impacted by several short-term service projects that are will be completed in early fiscal 2004.  The Company continues to pursue new service opportunities and believes that it will be able to replace a considerable portion of the completed project revenue with new service engagements.

During the first quarter of fiscal 2004, sales were less concentrated with no major customers accounting for more than 10% of total net sales.  However, in the first quarter of fiscal 2003, net sales to one major customer amounted to $9.1 million which was 12.0% of total net sales.

GROSS PROFIT.  Total gross profits decreased $0.2 million, or 1.5% to $8.8 million in the first quarter of fiscal 2004 from $9.0 million in prior fiscal year quarter. The decrease in gross profits was attributable to decreased net sales for products, as gross margins expressed as a percentage of net sales actually increased 2.0% to 13.9%.

Product gross profit for the December 2003 quarter decreased $2.3 million, or 42.3%, to $3.1 million from $5.4 million in the prior fiscal year December quarter.  Expressed as a percentage of net sales, gross margins were 6.0% in the first quarter of fiscal 2004, a decline from both the 7.4% in the fourth quarter of fiscal 2003 and the 8.1% in the first quarter of fiscal 2003.  The decline in the gross profits percentage was due to a combination of customer and product mix with lower margins, pricing pressures, and a decline in manufacturer incentives.

Service gross profits increased in the December 2003 quarter $2.1 million, or 60.4%, to $5.7 million from $3.6 million in the December 2002 quarter.  Service sales while only 18.3% of net sales, contributed 64.6% of the $8.8 million of gross profits.  Expressed as a percentage of net sales, service margins for the first quarter of fiscal 2004 were 48.9% which is a 7.4% increase from that of the first quarter of fiscal 2003, but in line with the 48.0% reported in the prior sequential quarter.  The Company continues to believe that the 48.9% service gross profits margins are abnormally high compared with the normal expected 35.0% - 40.0% range due to the relatively high margins realized on certain short-term projects that are winding down.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $1.7 million, or 22.4%, to $5.8 million in the first quarter of fiscal 2004, from $7.5 million in prior fiscal year quarter.  Selling and marketing expenses were also down $0.4 million from that of the prior sequential September quarter’s expense of $6.2 million.  The $1.7 million decrease in selling and marketing expenses was largely wage related in that there was a $2.4 million reduction in wages and wage related expenses which was offset, in part, with a $0.7 million increase in various other selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses increased $0.4 million, or 17.3%, to $2.6 million in the first quarter of fiscal 2004, from $2.2 million in prior fiscal year quarter.  Of the $0.4 million increase, $0.1 million was related to EPGS salary expense that was consolidated in the Company’s books.  The Company anticipates that up to another $0.5 million such expense will be incurred in the succeeding quarters, as the Company fulfills its contractual commitment to provide EPGS with working capital and the start-up entity continues its development.  The remaining $0.3 million increase was spread among various G & A expenses.

Because of declining sales in the first quarter of fiscal 2004, when G&A expense is expressed as a percentage of net sales, total G&A expense rose 1.1% to 4.1% from 3.0% in the first quarter of fiscal year 2003.  The percentage G&A increase was substantially less when measured against the prior sequential September 2003 quarter of 3.9%.

OPERATING INCOME (LOSS).  Operating income in the first quarter of fiscal 2004 was a positive $0.4 million compared with an operating loss of $0.7 million in first quarter of fiscal 2003.  The operating income in the first quarter of fiscal 2004 was primarily due to the decrease in selling and marketing expenses of $1.7 million.

INTEREST EXPENSE, NET.  Net interest expense remained stable at $0.2 million in the first quarter of fiscal 2004 and 2003.  Approximately 65% of the interest expense incurred by the Company represents interest expense related to the Ontario facility lease that has been capitalized as a part of the sale-leaseback in 1999 and is presently carried as a long-term liability.  The remaining interest expense represents interest charges incurred under the financing agreement with Wells Fargo Foothill, Inc. (“Foothill”).

PROVISION FOR INCOME TAXES.  Income tax expense for the three months ended December 31, 2003 represents current estimated taxes payable after application of the Company’s net operating loss carry forward.  As of December 31, 2003, the Company had an available net operating loss carry forward of approximately $10.5 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATE.  Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of investment and certain other forms of investment such as debt guarantees.  Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.

NET INCOME (LOSS).  The Company recognized net income of $0.2 million in the first quarter of fiscal 2004.  This compares with a net loss of $0.7 million in the first quarter of fiscal 2003 and marks the second consecutive quarter of net earnings.  The net income realized for the first quarter of fiscal 2004 can be attributed to the reduction in selling and marketing expenses discussed above.

Liquidity and Capital Resources

During the three months ended December 31, 2003 operating activities used cash of $1.3 million, $1.5 million less that the $2.8 million used in the prior fiscal year period.  The principal reason for the decrease in cash used by operations was the increase in net earnings of $0.9 million to net income of $0.4 million from a prior period net loss of $0.7 million.  Another reduction in cash used in operating activities of $0.2 million resulted from the net change in operating assets and liabilities.

The Company’s accounts receivable balance at December 31, 2003 and September 30, 2003, was $39.6 million and $35.1 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 57 days from 54 days, as of December 31, 2003 and September 30, 2003, respectively.

Inventories decreased $1.0 million, from $5.7 million at September 30, 2003 to $4.8 million at December 31, 2003.  Most of the Company’s reported inventory balances consist of in transit inventory, representing sales orders that are in the process of being filled.  Of the remaining balance of physical inventory on hand, much of that is product ordered by customers in the process of configuration before shipment and billing.

Investing activities used cash of $0.1 million, principally related to the purchases of computer, software, and other information technology products.

Financing activities used net cash totaling $0.8 million during the three months ended December 31, 2003, most of which was attributable to net payments under the Company’s lines of credit.

The Company’s revolving credit facilities are collateralized by accounts receivable and all other assets of the Company.  As of December 31, 2003, approximately $10.6 million was outstanding under such credit facilities, $9.9 million of which was outstanding against the credit line with IBM Credit Corporation (“IBMCC”).  At December 31, 2003, the Company had additional borrowings available of approximately $15.4 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. The lines of credit contain certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the lines.

The Company believed that it would be unable to meet its covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of its loan agreements.  To avert such a default, the Company renegotiated its lines of credit with IBMCC and Foothill to ease their respective covenant requirements and signed amendments to each of its financing agreements in May 2003.

Under the amendments to the loan agreements the “earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth covenants have been reset for both loan agreements.  EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, the December 31, 2003 quarter set at a positive $0.3 million, and all fiscal quarters thereafter set at a positive $2.5 million.  Tangible net worth is measured on the last day of each fiscal quarter.  For the quarter ended December 31, 2003 tangible net worth may not be less than $14.5 million and beginning with the quarter ending March 31, 2004 and each quarter thereafter the tangible net worth may not be less than $14.6 million.  In addition, IBMCC added a new covenant that limits product backlog to $4.0 million at any given time.

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

In October 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (see Note 6). As a result of this transaction and related transactions, the Company  violated certain debt covenants contained in its financing agreement with Foothill.  Foothill has granted the Company a waiver of non-compliance for this transaction and the related transactions.  With the exception of such transactions, at December 31, 2003 the Company was in compliance with the amended EBITDA covenants and various other debt covenants contained in the loan agreements.

While the Company is presently in compliance with its EBITDA covenants, should a current negative earnings trend return again, which is possible, the Company may not meet its future quarter’s EBITDA covenants, in which event it would be in default under its amended loan agreements.  In such event, management would request a waiver of such defaults.  If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates.  Should the Company’s working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months.  However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Obligations and Commitments

As of December 31, 2003, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Capital leases	$1,781	$730	$1,051	$—	$—
Operating leases	2,828	1,139	1,689	—	—
Loan commitment to EPGS	300	300

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has limited exposure to market risk from changes in interest rates from borrowings under its lines of credit.  The Company’s primary working capital financing agreement is with Foothill.  While Foothill’s lending agreement provides for interest at a maximum rate of 2.5% over prime, IBMCC, in a separate lending agreement, provides 30-day free flooring, with the stipulation that Foothill guarantees any Company borrowings.  For the guarantee to IBMCC, Foothill charges the Company 1.25% per annum on average outstanding balances owed to IBMCC.

The Company has been able to concentrate most of its borrowings from such interest-free flooring in fiscal year 2004. Because of the Company’s ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be little financial impact upon the Company for any incremental increase, so long as the Company is successful in limiting its borrowing from Foothill by continuing to use its $16 million 30-day interest-free flooring.  Borrowings in excess of $16 million would, of course, be subject to Foothill’s borrowing rate of up to a maximum of 2.5% over prime (with the prime rate at 4.00% as of December 31, 2003).

The Company is also committed to off-balance sheet obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes.  The Company has no commercial paper, derivatives, swaps, hedges, joint ventures and/or partnerships, or currency fluctuation to disclose and evaluate for market risks.

Item 4.  Controls and Procedures

An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company’s first quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the normal course of business.  While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. There have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

On October 15, 2003, the Company filed a current report on Form 8-K to announced that it had received written notification from Bob Din, its Chairman and Chief Executive Officer, of Mr. Din’s withdrawal of his offer to acquire the balance of the outstanding equity interests of the Company.

On November 4, 2003, the Company filed a current report on Form 8-K to announced that it had received confirmation from the Nasdaq Stock Market that the closing bid price of the Company’s  common stock had been at $1.00 per share or greater for at least 10 consecutive trading days.  Accordingly,  the  Company  has  regained  compliance  with the bid price requirement for continued listing on the Nasdaq SmallCap Market.

On December 12, 2003, the Company filed a current report on Form 8-K to announce that Dr. Mansoor S. Shah and Mr. Timothy J. Lilligren were appointed to the Board of Directors of the Company, with the former also agreeing to serve the Company’s compensation committee and the latter agreeing to serve on the Company’s audit committee.

The Company furnished the press release announcing its financial results for the fiscal quarter and year ended September 30, 2003 to the Securities and Exchange Commission in a current report on Form 8-K dated December 12, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

	By:	/s/ Kevin D. Ayers
Kevin D. Ayers, Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2004