Form 10-Q
period 2004-03-31
EN POINTE TECHNOLOGIES INC
filed 2004-05-17
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization):	75-2467002 (I.R.S. Employer Identification No.)

100 N. Sepulveda Blvd., 19th Floor El Segundo, California (Address of principal executive offices)	90245 (ZIP CODE)

(310) 725-5200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [ X ]

As of May 14, 2004, 6,779,067 shares of common stock of the Registrant were issued and outstanding.

     INDEX

     En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited) and September 30, 2003
Condensed Consolidated Statements of Operations - Three months and six months ended March 31, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements - March 31, 2004
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosure About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
Item 1 Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders
Item 6 Exhibits & Reports on Form 8-K
Signatures
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS:
Current assets:
Cash	$8,202	$3,218
Restricted cash	161	70
Accounts receivable, net	31,473	35,123
Inventories, net	6,019	5,746
Prepaid expenses and other current assets	577	413

Total current assets	46,432	44,570
Property and equipment, net of accumulated depreciation and amortization	5,629	5,988
Other assets	933	1,097

Total assets	$52,994	$51,655

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$13,786	$12,642
Borrowings under lines of credit	11,241	11,326
Accrued liabilities	4,024	4,709
Other current liabilities	1,536	1,161

Total current liabilities	30,587	29,838
Long term liability	5,466	5,391

Total liabilities	36,053	35,229

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,310	41,241
Treasury stock	(2)	(4)
Accumulated deficit	(24,374)	(24,818)

Total stockholders’ equity	16,941	16,426

Total liabilities and stockholders’ equity	$52,994	$51,655

See Notes to Condensed Consolidated Financial Statements.

2

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales:
Product	$51,077	$63,339	$103,028	$130,341
Service	10,191	8,672	21,848	17,246

Total net sales	61,268	72,011	124,876	147,587

Cost of sales:
Product	46,921	58,861	95,750	120,456
Service	6,188	4,733	12,143	9,753

Total cost of sales	53,109	63,594	107,893	130,209

Gross profit:
Product	4,156	4,478	7,278	9,885
Service	4,003	3,939	9,705	7,493

Total gross profit	8,159	8,417	16,983	17,378

Selling and marketing expenses	5,381	7,108	11,177	14,573
General and administrative expenses	2,459	2,430	5,085	4,669
Legal settlement expense	—	393	—	393

Operating income (loss)	319	(1,514)	721	(2,257)

Interest expense, net	212	205	417	408
Other income, net	(104)	(63)	(153)	(133)
Minority interest	(9)	—	(19)	—

Income (loss) before income taxes and loss reversal income from affiliates	220	(1,656)	476	(2,532)
Provision for income taxes	15	—	30	—
Loss reversal income from affiliate	—	—	—	143

Net income (loss)	$205	$(1,656)	$446	$(2,389)

Net income (loss) per share:
Basic	$0.03	$(0.25)	$0.07	$(0.36)

Diluted	$0.03	$(0.25)	$0.06	$(0.36)

Weighted average shares outstanding:
Basic	6,741	6,720	6,730	6,720

Diluted	6,942	6,720	6,870	6,720

See Notes to Condensed Consolidated Financial Statements.

3

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss )	$446	$(2,389)
Adjustments to reconcile net income (loss) to net cash used by operations:
Deferred rent expense	—	(2)
Depreciation and amortization	938	933
Loss on disposal of assets	—	13
Loss reversal income from affiliates	—	(143)
Allowances (reversals) for doubtful accounts, returns, and inventory	202	(58)
Net change in operating assets and liabilities	3,720	(1,451)

Net cash provided (used) by operating activities, net of effects of acquisition	5,306	(3,097)

Cash flows from investing activities:
Acquisition of business	—	(921)
Purchase of property and equipment	(382)	(32)

Net cash used by investing activities	(382)	(953)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(85)	920
Proceeds from exercise of employee stock options	70	—
Loan proceeds from stockholders of EGS	350	—
Payment on long term liabilities	(275)	(53)

Net cash provided by financing activities	60	867

Increase (decrease) in cash	$4,984	$(3,183)

Supplemental disclosures of cash flow information:
Interest paid	$428	$438

See Notes to Condensed Consolidated Financial Statements.

4

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

     In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc. (the “Company” or “En Pointe”) at March 31, 2004, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2004 and 2003 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including those related to customer bad debts, product returns, vendor returns, rebate reserves, inventories, other contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     At March 31, 2004 the Company was in compliance with the EBITDA and tangible net worth covenants contained in its amended loan agreements. However, should there be a resumption of negative earnings, which is possible, it would increase the risk that the Company may not meet its future quarters’ covenants, in which event it would be in default under its amended loan agreements. In such an event, management would request a waiver of such defaults. If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company’s working capital and flooring lines of credit be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Net income (loss), as reported	$205	$(1,656)	$446	$(2,389)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(155)	(196)	(292)	(393)

Pro forma net income (loss)	$50	$(1,852)	$154	$(2,782)

Net income (loss) per share:
Basic-as reported	$0.03	$(0.25)	$0.07	$(0.36)

Basic-pro forma	$0.01	$(0.28)	$0.02	$(0.41)

Diluted-as reported	$0.03	$(0.25)	$0.06	$(0.36)

Diluted-pro forma	$0.01	$(0.28)	$0.02	$(0.41)

Note 3 – Computation of Earnings Per Share

	Three Months Ended March 31,		Six Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Net income (loss)	$205	$(1,656)	$446	$(2,389)

Weighted average shares outstanding	6,741	6,720	6,730	6,720
Effect of dilutive securities:
Dilutive potential of options	201	—	140	—

Weighted average shares and share equivalents outstanding	$6,942	$6,720	$6,870	$6,720

Basic income (loss) per share	$0.03	$(0.25)	$0.07	$(0.36)

Diluted income (loss) per share	$0.03	$(0.25)	$0.06	$(0.36)

Note 4 – Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest

Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company adopted FIN 46 for the quarter ended December 31, 2003. As a result of adopting FIN 46 the Company evaluated its recently acquired approximate one-third interest in En Pointe Global Services, Inc and determined that it meets the tests of a VIE and has consolidated its interest in the VIE in this quarter’s financial statements (see Note 6).

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of this Statement do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132(R) replaces SFAS No. 132, and requires certain additional disclosures that become effective for fiscal years ending after and interim periods beginning after . The Company does not believe that adoption of this standard will have any significant impact on its financial statements.

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

     Under terms of the agreement, the stockholders of Tabin Corporation were eligible to receive additional earn-out payments based upon achieving certain profitability targets over a two-year period beginning November 1, 2002. On July 8, 2003, the stockholders of Tabin Corporation agreed to a modification of the agreement and accepted a one-time payment of $5,000 as payment in full for any sums owed under the earn-out provisions of the acquisition agreement.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six month periods ended March 31, 2003 as if the acquisition of Tabin Corporation’s operations had occurred on October 1, 2002 (in thousands, except per share data).

	Three months ended	Six months ended
	March 31,	March 31,
	2003	2003
Net sales	$72,011	$148,655
Net income (loss)	$(1,656)	$(2,261)
Net income (loss) per share:
Basic	$(0.25)	$(0.34)

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 6 – Investment in Variable Interest Entity

     In October 2003, the Company advanced $300,000 to En Pointe Global Services, Inc. (“EPGS”), a newly-formed, privately-held corporation and a related party. EPGS offers business process outsourcing that assists companies in reducing their back-office overhead expenses by providing off-shore outsourcing alternatives.

     In February 2004, the Company advanced an additional $300,000 to EPGS and acquired an approximate one-third equity interest in EPGS for $9,000. In total, the Company has provided approximately $609,000 to EPGS as a combination of a $9,000 equity investment and a $600,000 five-year 6% interest-bearing note. The Company also entered into an employee leasing agreement with EPGS whereby certain Company employees will be leased to EPGS on a cost-plus basis

     EPGS is considered a related party because of the Company’s equity interest in EPGS as well as the interrelationship of several of the investors with the Company. An En Pointe board member is President and Chief Executive Officer of EPGS and owns an approximate one-third equity interest in EPGS. The Company’s Chairman of the Board and Chief Executive Officer, Bob Din, represents En Pointe’s interest as a member of the board of directors of EPGS. The third investor with an approximate one-third equity interest in EPGS is Ovex Technologies, Ltd (“Ovex”), a private company in Pakistan that presently performs the operational side of the off-shore outsourcing for En Pointe.

     The Company evaluated its acquired approximate one-third interest in EPGS and has determined that it meets the tests of a Variable Interest Entity (VIE) under FIN 46 and has thus consolidated its interest in the VIE from inception through March 31, 2004.

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

Critical Accounting Policies

     For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended September 30, 2003.

Comparisons of Financial Results

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales:
Product	83.4%	88.0%	82.5%	88.3%
Services	16.6	12.0	17.5	11.7

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.8	6.2	5.8	6.7
Services	6.5	5.5	7.8	5.1

Total gross profit	13.3	11.7	13.6	11.8
Selling and marketing expenses	8.8	9.9	8.9	9.8
General and administrative expenses	4.0	3.4	4.1	3.2
Legal settlement expense	—	0.5	—	0.3

Operating income (loss)	0.5	(2.1)	0.6	(1.5)
Interest expense, net	0.3	0.3	0.3	0.3
Other income, net	(0.2)	(0.1)	(0.1)	(0.1)
Minority interest	(0.0)	—	(0.0)	—

Income (loss) before taxes and loss reversal income from affiliate	0.4	(2.3)	0.4	(1.7)
Provision for income taxes	0.0	—	0.0	—
Loss reversal income from affiliate	—	—	—	0.1

Net income (loss)	0.3%	(2.3)%	0.4%	(1.6)%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2004 (the second quarter of fiscal 2004) and 2003 (the second quarter of fiscal 2003)

NET SALES. Net sales decreased $10.7 million, or 14.9%, to $61.3 million in the second quarter of fiscal 2004 from $72.0 million in the second quarter of fiscal 2003. The decline in sales was attributable to product sales that declined $12.2 million, or 19.4%, to $51.1 million in the second quarter of fiscal 2004. Loss of net sales to one major customer accounted for $12.0 million of the $12.2 million decrease in product sales. Product sales to major local governmental customers continued to be soft with $3.0 million less of such net sales in the second quarter of fiscal 2004 than the comparable period of fiscal 2003. The decline in net product sales for the second quarter of fiscal 2004 was a marginal $0.9 million, or 1.7%, when measured against the $52.0 million reported in the first quarter of fiscal 2004.

     Service revenues increased $1.5 million, or 17.5%, to $10.2 million in the second quarter of fiscal 2004 from the $8.7 million recorded in the prior fiscal year quarter and were 16.6% of total net sales versus 12.0% in the prior fiscal year quarter. Service revenues decreased $1.5 million, or 12.6%, from the prior sequential December quarter. This was due, as was disclosed in the December 2003 quarter’s Form 10-Q, to the conclusion of several short-term service projects, which the Company believes it will replace with new service engagements.

     During the second quarter of fiscal 2004, no major customers accounted for more than 10% of total net sales. In the second quarter of fiscal 2003, net sales to two major customers amounted to $12.0 million and $9.1 million, respectively, which was 16.7% and 12.7%, respectively, of total net sales.

     Total net sales for the six months ended March 31, 2004 decreased $22.7 million, or 15.4%, to $124.9 million from $147.6 million in the comparable prior year fiscal period. Product sales decreased $27.3 million. Service revenues for the six month period ended March 31, 2004 increased $4.6 million, or 26.7%, to $21.8 million from $17.2 million recorded in the prior fiscal year’s period. The same loss of a major customer as referenced above for the second quarter of fiscal 2004 also impacted the results of the first quarter of fiscal 2004 and was responsible for the decrease in net sales for the six months of fiscal 2004.

     GROSS PROFIT. Total gross profits decreased $0.2 million, or 3.1%, to $8.2 million in the second quarter of fiscal 2004 from $8.4 million in prior fiscal year quarter. The decrease in gross profits was principally attributable to decreased products sales, offset, in part, to increased gross margins.

     Product gross profit for the March 2004 quarter decreased $0.3 million, or 7.2% to $4.2 million from $4.5 million in the prior fiscal year March quarter. Expressed as a percentage of net sales, gross margins realized on product sales were 8.1% in the second quarter of fiscal 2004, an increase of 1.0% from the second quarter of fiscal 2003 and an increase of 1.4% from the prior sequential quarter. The increase in the gross margins was in large part to a relatively high volume of low margin sales of software licenses present in the prior March 2003 quarter that were absent in the March 2004 quarter.

     Service gross profits increased in the March 2004 quarter $0.1 million, or 1.6% to $4.0 million from $3.9 million in the March 2003 quarter. Service sales while 16.6% of net sales contributed 49.1% of the $8.2 million of gross profits. Expressed as a percentage of net sales, service margins for the second quarter of fiscal 2004 were 39.3%, which is a 6.1% decrease from that of the second quarter of fiscal 2003, but in line with the Company’s typical 35% to 40% range for such service margins.

     Because of declining product revenues, total gross profits for the six months ended March 31, 2004, decreased $0.4 million, or 2.3%, to $17.0 million from the $17.4 million reported in the comparable prior fiscal year period. However, when expressed as a percentage of net sales, the gross profits percentage improved to 13.6% from the 11.8% reported in the prior comparable fiscal period.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $1.7 million, or 24.3% to $5.4 million in the second quarter of fiscal 2004, from $7.1 million in prior fiscal year quarter. Selling and marketing expenses were also down $0.4 million from that of the prior sequential December quarter’s expense of $5.8 million. Of the $1.7 million decrease in selling and marketing expenses, $1.4 million resulted from a reduction in wages and wage related expenses. Offsetting the decrease in wage related expenses, in part, was the increase in offshore contracted services of $0.3 million. The $0.3 million of offshore contracted services were not present in the prior year’s March 2003 quarter since those services did not commence until the June 2003 quarter. In addition, selling and marketing expenses were further reduced by $0.3 million from reduced promotion expenses and increased co-op receipts and by $0.2 million from reduced rental related expenses and connectivity expenses.

     For the six months ended March 31, 2004, selling and marketing expenses decreased $3.4 million, or 23.3%, to $11.2 million, from $14.6 million of the prior fiscal year period. The decrease was due to the same favorable labor trends noted in the three month comparison above.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (“G&A”) expenses increased $0.1 million, or 1.2% to $2.5 million in the second quarter of fiscal 2004, from $2.4 million in the prior fiscal year quarter. The approximate one-third investment in EPGS that was required to be consolidated under the variable interest entity rules resulted in 100% of EPGS G&A expense, or $0.3 million, being consolidated in the Company’s financial statements in the quarter ended March 31, 2004. The Company anticipates additional expenses of EPGS will be consolidated by the Company in the succeeding quarters, as EPGS, a start-up entity, continues its development. The Company also recognized a one-time benefit of $0.2 million in the March 2004 quarter from the reversal of contractual fees previously accrued for software for which it had been determined, based on outside legal opinion, that no contractual liability exists.

     Because of declining sales in the second quarter of fiscal 2004, when G&A expense is expressed as a percentage of net sales, total G&A expense rose 0.6% to 4.0% from 3.4% in the second quarter of fiscal year 2003. G&A expense expressed as a percentage of net sales decreased slightly from the prior sequential December 2003 quarter of 4.1%.

     For the six months ended March 31, 2004, G&A expenses increased $0.4 million, or 8.9%, to $5.1 million, from the $4.7 million of the prior fiscal year period. The increase was primarily due to the EPGS G&A expenses noted in the three month comparison above.

     LEGAL SETTLEMENT (RECOVERY) EXPENSE. In February 2003, the court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick v. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff’s attorney fees of approximately $0.4 million. After a review by selected members of the Company’s board of directors who were not defendants in the litigation, and based on the board’s review and recommendation, the Company paid the settlement and charged the full amount to expense

     OPERATING INCOME (LOSS). Operating income in the second quarter of fiscal 2004 was a positive $0.3 million compared with an operating loss of $1.5 million in second quarter of fiscal 2003. The operating income in the second quarter of fiscal 2004 was primarily due to the decrease in selling and marketing expenses of $1.7 million.

     For the six months ended March 31, 2004, operating income increased $3.0 million to $0.7 million, from a loss of $2.3 million in the prior fiscal year period. Cost containment of selling and marketing expenses, as in the three month period, was also the primary reason for the improvement of operating income in the six month period.

     INTEREST EXPENSE, NET. Net interest expense remained constant at $0.2 million in the second quarter of fiscal 2004 and 2003. The majority of the interest expense incurred by the Company represents interest expense related to the Ontario facility capital lease. The remainder represents interest charges incurred under the Wells Fargo Foothill, Inc.

(“Foothill”) financing agreement.

     For the six months ended March 31, 2004 and 2003, interest expense remained at $0.4 million in each of the two periods.

     PROVISION FOR INCOME TAXES. Income tax expense for the three months and six months ended March 31, 2004 represents current taxes estimated payable after application of the Company’s NOL carry forward. As of March 31, 2004, the Company had an available NOL carry forward of approximately $9.7 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

     LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATE. Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of equity investment and certain other forms of investment such as debt guarantees. Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.

     NET INCOME (LOSS). The Company recognized net income of $0.2 million in the second quarter of fiscal 2004. This compares with a net loss of $1.7 million in the second quarter of fiscal 2003 and marks the third consecutive quarter of net earnings. The net income realized for the second quarter of fiscal 2004 can be attributed to the reduction in selling and marketing expenses discussed above.

     For the six months ended March 31, 2004, the Company recognized net income of $0.4 million compared with a net loss of $2.4 million in the prior fiscal year period. As with the March 2004 quarter, the earnings turnaround was attributed to the reduction in selling and marketing expenses discussed above.

Liquidity and Capital Resources

     During the six months ended March 31, 2004, operating activities provided cash of $5.3 million compared with using cash of $3.1 million in the prior fiscal year period. The principal reason for the increase in cash provided by operations was the decrease in accounts receivable of $3.6 million that relates mainly to the decline in product sales. The improvement in earnings also contributed $2.8 million to operating cash flow as the Company went from a net loss of $2.4 million to net income of $0.4 million.

     The Company’s accounts receivable balance at March 31, 2004 and September 30, 2003, was $31.5 million and $35.1 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 46 days from 42 days, as of March 31, 2004 and September 30, 2003, respectively.

     Inventories increased $0.3 million, from $5.7 million at September 30, 2003 to $6.0 million at March 31, 2004. Most of the Company’s reported inventory balances consist of in transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.

     Investing activities used cash of $0.4 million, principally related to the purchases of computer, software, and other information technology products.

     Financing activities provided $0.1 million during the six months ended March 31, 2004, while in the prior fiscal period providing $0.9 million which was attributable to net borrowings under the Company’s lines of credit.

     The Company’s revolving credit facilities are collateralized by accounts receivable and all other assets of the Company. As of March 31, 2004, approximately $11.2 million was outstanding, $26,732 of which was outstanding against the Foothill credit line and the balance against the IBM Credit Corporation (“IBMCC”) credit line. At March 31, 2004, the Company had additional borrowings available of approximately $6.7 million after taking into consideration the available collateral and borrowing limitations under its financing agreements. Borrowings under both financing agreements are collateralized by substantially all of the Company’s assets. In addition, each of the lines of credit contains certain financing and operating covenants relating to net worth, liquidity, profitability, repurchase of indebtedness and prohibition on payment of dividends, as well as restrictions on the use of proceeds obtained under the line.

     The Company believed that it would be unable to meet its covenants related to liquidity and profitability for the quarter ended March 31, 2003 and would be in default under the terms of its financing agreements. To avert such a default, the Company renegotiated its lines of credit with IBMCC and Foothill to ease their respective covenant requirements and signed amendments to each of its financing agreements in May 2003.

     Under the amendments to the financing agreements the “earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth covenants have been reset. EBITDA is measured on a cumulative rolling twelve-month basis ending on the last day of each fiscal quarter, with all quarters after December 31, 2003 set at a positive $2.5 million. Tangible net worth is measured on the last day of each fiscal quarter. Beginning with quarter ended March 31, 2004 and each quarter thereafter, the tangible net worth may not be less than $14.6 million. In addition, IBMCC added a new covenant that limits product backlog to $4.0 million at any given time.

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

     While the Company is presently in compliance with its covenants under the financing agreements, should there be a resumption of negative earnings, which is possible, the Company may not meet its future quarter’s EBITDA covenants, in which event it would be in default under its amended financing agreements. In such event, management would request a waiver of such defaults. If such defaults were not waived by its lenders the working capital and flooring lines of credit could be revoked prior to their expiration dates. Should the Company’s working capital and flooring lines be revoked, management believes that it has sufficient working capital to enable it to continue to operate through at least the next twelve months. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Off-Balance Sheet Arrangements

     The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303 (a) (4) of Regulation S-K.

Obligations and Commitments

     As of March 31, 2004, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital leases	$1,600	$733	$867	$—	$—
Operating leases	2,476	1,004	1,472	—	—

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company has limited exposure to market risk from changes in interest rates from borrowings under its lines of credit. The Company’s primary working capital financing agreement is with Foothill. While Foothill’s financing agreement provides for interest at a maximum rate of 2.5% over prime, IBMCC, in a separate financing agreement, provides 30-day interest-free flooring, with the stipulation that Foothill guarantees any Company borrowings. For the guarantee to IBMCC, Foothill charges the Company 1.25% per annum on average outstanding balances owed to IBMCC.

     The Company has been able to concentrate most of its borrowings from such interest-free flooring in fiscal year 2004. Because of the Company’s ability to have available interest-free flooring, assuming interest rates increase by an assumed percentage in the next fiscal year, there would be little financial impact upon the Company for any incremental increase, so long as the Company is successful in limiting its borrowing from Foothill by continuing to use its $16 million 30-day interest-free flooring. Borrowings in excess of $16 million would, of course, be subject to Foothill’s borrowing rate of up to a maximum of 2.5% over prime (with the prime rate at 4.00% as of March 31, 2004).

     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes. The Company has no commercial paper, derivatives, swaps, hedges, joint ventures and/or partnerships, or currency fluctuation to disclose and evaluate for market risks.

Item 4. Controls and Procedures

     An evaluation as of the end of the period covered by this quarterly report, was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company’s second quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     In April 2004, the Company entered into a settlement agreement and mutual complete release of all claims with Qamar Zaidi, a former employee, in relation to an action brought in October 2001 in the San Bernadino County Superior Court, Case No. RCV 058254. The terms of the settlement agreement are confidential and court approval.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on February 24, 2004, with stockholders holding 6,534,852 shares of common stock (representing 97% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The stockholders elected all of the Company’s nominees for directors who constitute the entire Board of Directors. The stockholders also approved the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2004. The votes were as follows:

1.	Election of Directors:

	Votes For	Withheld
Edward Hunter	6,389,204	145,648
Zubair Ahmed	6,485,885	48,970
Mark Briggs	6,485,526	49,326
Attiazaz “Bob” Din	6,520,076	14,776
Naureen Din	6,518,651	16,201
Mansoor S. Shah	6,390,079	144,773
Timothy J. Lilligren	6,480,551	54,301

2.	Ratification of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year ending September 30, 2004.

For	6,490,052
Against	41,100
Abstain	3,700

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

10.39	Employee Leasing and Licensing Agreement between the Registrant and En Pointe Global Services, Inc., dated October 17, 2003.

10.40	Loan Agreement by and among the Registrant, En Pointe Global Services, Inc. and Ovex Technologies, Ltd., dated February 13, 2004.

b. Reports on Form 8-K:

The Company furnished a press release to the Securities and Exchange Commission in a Current Report on Form 8-K dated February 10, 2004 announcing (i) its financial results for the fiscal quarter ended December 31, 2003, (ii) the resignation of its Chief Financial Officer, Kevin Ayers, and (iii) the appointment of Javed Latif to the additional role of Chief Financial Officer.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc. (REGISTRANT)
By:	/s/ Javed Latif
Javed Latif, Chief Financial Officer
(Principal Financial Officer)

Date: May 17, 2004