Form 10-Q
period 2004-06-30
EN POINTE TECHNOLOGIES INC
filed 2004-08-16
CIK 1010305

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 16, 2004, 6,813,175 shares of common stock of the Registrant were issued and outstanding.

     INDEX

     En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2004 (unaudited) and September 30, 2003
Condensed Consolidated Statements of Operations — Three months and nine months ended June 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows — Nine months ended June 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements — June 30, 2004
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosure About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
Item 1 Legal Proceedings
Item 6 Exhibits & Reports on Form 8-K
Signatures
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	September 30,
	2004	2003
	(Unaudited)
ASSETS:
Current assets:
Cash	$2,289	$3,218
Restricted cash	161	70
Accounts receivable, net	45,443	35,123
Inventories, net	8,470	5,746
Prepaid expenses and other current assets	831	413

Total current assets	57,194	44,570
Property and equipment, net of accumulated depreciation and amortization	5,376	5,988
Other assets	796	1,097

Total assets	$63,366	$51,655

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$21,298	$12,642
Borrowings under lines of credit	13,365	11,326
Accrued liabilities	4,728	4,709
Other current liabilities	1,026	1,161

Total current liabilities	40,417	29,838
Long term liability	5,450	5,391

Total liabilities	45,867	35,229

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	41,390	41,241
Treasury stock	(2)	(4)
Accumulated deficit	(23,896)	(24,818)

Total stockholders’ equity	17,499	16,426

Total liabilities and stockholders’ equity	$63,366	$51,655

See Notes to Condensed Financial Statements.

2

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales:
Product	$71,968	$60,598	$174,996	$190,939
Service	10,895	9,415	32,743	26,661

Total net sales	82,863	70,013	207,739	217,600

Cost of sales:
Product	66,612	55,620	162,362	176,076
Service	6,779	5,419	18,922	15,172

Total cost of sales	73,391	61,039	181,284	191,248

Gross profit:
Product	5,356	4,978	12,634	14,863
Service	4,116	3,996	13,821	11,489

Total gross profit	9,472	8,974	26,455	26,352

Selling and marketing expenses	5,794	6,748	16,972	21,321
General and administrative expenses	3,010	2,498	8,095	7,167
Legal settlement expense	—		—	393

Operating income (loss)	668	(272)	1,388	(2,529)

Interest expense, net	211	182	628	590
Other income, net	(91)	(63)	(245)	(196)
Minority interest			(19)

Income (loss) before income taxes and loss reversal income from affiliates	548	(391)	1,024	(2,923)
Provision for income taxes	71	—	101	—

Net income (loss)	$477	$(391)	$923	$(2,780)

Net income (loss) per share:
Basic	$0.07	$(0.06)	$0.14	$(0.41)

Diluted	$0.07	$(0.06)	$0.13	$(0.41)

Weighted average shares outstanding:
Basic	6,792	6,720	6,729	6,720

Diluted	6,907	6,720	6,855	6,720

See Notes to Condensed Financial Statements.

3

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss )	$923	$(2,780)
Adjustments to reconcile net income (loss) to net cash used by operations:
Deferred rent expense	—	(2)
Depreciation and amortization	1,469	1,365
Loss on disposal of assets	—
Loss reversal income from affiliates	—	(143)
Allowances for doubtful accounts, returns, and inventory	142	241
Net change in operating assets and liabilities	(5,208)	(2,725)

Net cash used by operating activities, net of effects of acquisition	(2,674)	(4,044)

Cash flows from investing activities:
Acquisition of business	—	(921)
Purchase of property and equipment	(502)	(198)

Net cash used by investing activities	(502)	(1,119)

Cash flows from financing activities:
Net borrowings under lines of credit	2,039	1,518
Proceeds from exercise of employee stock options	149	—
Loan proceeds from stockholders of PBPO	350	—
Payment on long term liabilities	(291)	(82)

Net cash provided by financing activities	2,247	1,436

Decrease in cash	$(929)	$(3,727)

Supplemental disclosures of cash flow information:
Interest paid	$646	$652

Income taxes refunded	$—	$(1,958)

Equipment purchased under capitalized lease	$—	$86

See Notes to Condensed Financial Statements.

4

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and General Information

     In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation and Premier BPO, Inc. (a partially owned Variable Interest Entity see Note 6), (collectively, the “Company” or “En Pointe”) at June 30, 2004, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2004 and 2003 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2003.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Net income (loss), as reported	$477	$(391)	$923	$(2,780)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(187)	(196)	(478)	(589)

Pro forma net income (loss)	$290	$(587)	$445	$(3,369)

Net income (loss) per share:
Basic-as reported	$0.07	$(0.06)	$0.14	$(0.41)

Basic-pro forma	$0.04	$(0.09)	$0.07	$(0.50)

Diluted-as reported	$0.07	$(0.06)	$0.13	$(0.41)

Diluted-pro forma	$0.04	$(0.09)	$0.06	$(0.50)

Note 3 — Computation of Earnings Per Share

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Net income (loss)	$477	$(391)	$923	$(2,780)

Weighted average shares outstanding	6,792	6,720	6,729	6,720
Effect of dilutive securities:
Dilutive potential of options	115	—	126	—

Weighted average shares and share equivalents outstanding	$6,907	$6,720	$6,855	$6,720

Basic income (loss) per share	$0.07	$(0.06)	$0.14	$(0.41)

Diluted income (loss) per share	$0.07	$(0.06)	$0.13	$(0.41)

Note 4 – Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. The Company adopted FIN 46 for the quarter ended December 31, 2003, which adversely affected its operating results due to substantial losses from its VIE investment being consolidated (see Note 6).

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities” (“FIN 46”), which partially deferred the effective date of FIN 46 for certain entities and makes other changes to FIN 46, including a more complete definition of variable interest and an exemption for many entities defined as businesses.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). The provisions of SFAS No. 132 do not change the measurement and recognition provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 replaces SFAS No. 132, and requires certain additional disclosures that become effective for fiscal years ending after and interim periods beginning after December 15, 2003. The Company does not believe that adoption of this standard will have any significant impact on its financial statements.

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) finalized new guidance on other-than-temporary impairment of debt and equity securities. The impairment evaluation guidance in Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is effective for reporting periods beginning after June 15, 2004. The Company had previously been evaluating impairments of debt and equity securities using much of the guidance incorporated into this new EITF Issue. The implementation of this guidance does not significantly change the Company’s procedures for evaluating impairments.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 supersedes FSP 106-1 issued in January 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Act introduces two new features to Medicare that an employer needs to consider in measuring its obligation and net periodic postretirement benefit costs. The effective date for FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The Company adopted FSP 106-2 as of July 1, 2004. The Company does not believe that adoption of this position will have any significant impact on its financial statements.

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

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine month periods ended June 30, 2003 as if the acquisition of Tabin Corporation’s operations had occurred on October 1, 2002 (in thousands, except per share data).

	Three months ended	Nine months ended
	June 30,	June 30,
	2003	2003
Net sales	$70,013	$218,668
Net income (loss)	$(391)	$(2,652)
Net income (loss) per share:
Basic	$(0.06)	$(0.39)

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

Note 6 – Investment in Variable Interest Entity

     In October 2003, the Company advanced $300,000 to Premier BPO, Inc. (“PBPO”), (formerly En Pointe Global Services, Inc.), a newly-formed, privately-held corporation and a related party. PBPO offers business process outsourcing that assists companies in reducing their back-office overhead expenses by providing off-shore outsourcing alternatives.

     In February 2004, the Company advanced an additional $300,000 to PBPO and acquired 8,550 shares of common stock for an approximate one-third equity interest in PBPO for $8,550. In total, as of June 30, 2004, the Company had provided approximately $609,000 to PBPO as a combination of a $8,550 equity investment and a $600,000 five-year 6% interest-bearing note. The Company also entered into an employee leasing agreement with PBPO whereby certain Company employees are leased to PBPO on a cost-plus basis.

     In August 2004, the Company invested an additional $500,000 in common stock of PBPO that increased its ownership to approximately 39% and agreed to convert the principal and interest of its $600,000 note receivable into preferred stock of such entity.

     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. An En Pointe board member is Chairman and Chief Executive Officer of PBPO and, as of June 30, 2004, owns an approximate one-third equity interest in PBPO. The Company’s Chairman of the Board and Chief Executive Officer, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. Two additional investors who collectively have an approximate one-third equity interest in PBPO as of June 30, 2004 are the owners of Ovex Technologies, Ltd, a private company in Pakistan that presently performs the operational side of the off-shore outsourced services for En Pointe.

     The Company evaluated its acquired approximate one-third interest in PBPO and has determined that it meets the tests of a Variable Interest Entity under FIN 46 and has thus consolidated its interest in PBPO from inception through March 31, 2004. PBPO losses included in the Company’s consolidated financial statements for the three and nine months ended June 30, 2004 totaled $329,000 and $693,000 respectively

Note 7 – Financing Facility

     In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, the Company may purchase and finance information technology products from GE approved vendors on terms that depend upon certain variable factors. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. The Company was in compliance with all of its debt covenants as of June 30, 2004.

     The GE facility is collateralized by accounts receivable, inventory and all other assets of the Company. As of June 30, 2004, approximately $13.4 million was outstanding. At June 30, 2004, the Company had additional borrowings available of approximately $13.2 million after taking into consideration the available collateral and borrowing limitations under the agreements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and Premier BPO, Inc. (a partially owned Variable Interest Entity see Note 6) are collectively referred to as the “Company” or “En Pointe.”

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

Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) a significant portion of the Company’s sales continuing to be to certain large customers, (ii) continued dependence by the Company on certain allied distributors, (iii) continued downward pricing pressures in the information technology market, (iv) the ability of the Company to maintain inventory and accounts receivable financing on acceptable terms, (v) quarterly fluctuations in results, (vi) seasonal patterns of sales and client buying behaviors, (vii) changing economic influences in the industry, (viii) the development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) dependence on intellectual property rights, (x) delays in product development, (xi) the Company’s dependence on key personnel, and potential influence by executive officers and principal stockholders, (xii) volatility of the Company’s stock price, (xiii) delays in the receipt of orders or in the shipment of products, (xiv) any delay in execution and implementation of the Company’s system development plans, (xv) loss of minority ownership status, (xvi) planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products, (xvii) changes in the costs or availability of products, (xviii) interruptions in transport or distribution, (xix) general business conditions in the economy, and (xx) the ability of the Company to prevail in litigation.

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

Critical Accounting Policies

     For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended September 30, 2003.

Comparisons of Financial Results

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales:
Product	86.9%	86.6%	84.2%	87.7%
Services	13.1	13.4	15.8	12.3

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.5	7.1	6.1	6.8
Services	5.0	5.7	6.7	5.3

Total gross profit	11.5	12.8	12.8	12.1
Selling and marketing expenses	7.0	9.6	8.2	9.8
General and administrative expenses	3.6	3.6	3.9	3.3
Legal settlement expense	—	—	—	0.2

Operating income (loss)	0.9	(0.4)	0.7	(1.2)
Interest expense, net	0.3	0.3	0.3	0.2
Other income, net	(0.1)	(0.1)	(0.1)	(0.1)
Minority interest	—	—	(0.0)	—

Income (loss) before taxes and loss reversal income from affiliate	0.7	(0.6)	0.5	(1.3)
Provision for income taxes	0.1	—	0.0	—
Loss reversal income from affiliate	—	—	—	—

Net income (loss)	0.6%	(0.6)%	0.5%	(1.3)%

Comparison of the Results of Operations for the Three Months and Nine Months ended June 30, 2004 (the third quarter of fiscal 2004) and 2003 (the third quarter of fiscal 2003)

     NET SALES. Net sales increased $12.9 million, or 18.4%, to $82.9 million in the third quarter of fiscal 2004 from $70.0 million in the third quarter of fiscal 2003. The increase in sales was attributable to increases in both product and service sales and resulted in the highest quarterly net sales of any quarter during the past three years. Sales to one major local government customer increased $8.1 million or 220.7% to $14.8 million and accounted for 17.9% of total net sales. The increase marked a sharp departure in dwindling government sales discussed in prior 2004 fiscal quarters and can be attributed to the Company’s more effective sales efforts as well as to the favorable spending pattern of budgetary allotments at the close of each June 30 fiscal year. No other customer accounted for more than 10% of net sales in the third quarter of fiscal 2004 and there were no customer sales concentrations in excess of 10% in the June quarter of fiscal year 2003.

     Product sales increased $11.4 million, or 18.8%, to $72.0 million in the third quarter of fiscal 2004 from $60.6 million in the third quarter of fiscal 2003. Most of the increase in product sales can be attributed to the increase in sales to one governmental customer referenced above in which the sales consisted mainly of products.

     Service revenues increased $1.5 million, or 15.7%, to $10.9 million in the third quarter of fiscal 2004 from the $9.4 million recorded in the prior fiscal year quarter and were 13.1% of total net sales versus 13.4% in the prior fiscal year quarter. Service revenues increased $0.7 million, or 6.9%, from the prior sequential March quarter. The Company anticipates that service revenues will be adversely affected in the next sequential quarter from the completion of substantially all of its service engagements with one of its major service customers that delivered $0.8 million in service sales for the June 2004 quarter and $3.3 million fiscal year-to-date. However, since the Company continually pursues new service opportunities, it believes that it will be able to replace a considerable portion of the reduced service revenue from new service engagements in future quarters.

     Total net sales for the nine months ended June 30, 2004 decreased $9.9 million, or 4.5%, to $207.7 million from $217.6 million in the comparable prior year fiscal period. A decline in product sales during this period of $15.9 million, or 8.3%, was responsible for the decrease. Loss of a major customer also contributed to the decrease in net product sales for the nine months of fiscal 2004. Service revenues, on the other hand, increased $6.0 million, or 22.8%, to $32.7 million for the nine month period ended June 30, 2004 from $26.7 million recorded in the same period of the prior fiscal year.

     GROSS PROFIT. Total gross profits increased $0.5 million, or 5.5%, to $9.5 million in the third quarter of fiscal 2004 from $9.0 million in prior fiscal year quarter. The increase in gross profits was principally attributable to increased sales volume of both products and services that exceeded the adverse effect of the 1.4% decline in gross profit margins to 11.4% of sales in the June 2004 quarter from 12.8% of sales in the third quarter of fiscal 2003.

     Product gross profit for the June 2004 quarter increased $0.4 million, or 7.6%, to $5.4 million from $5.0 million in the prior fiscal year June quarter. Expressed as a percentage of net sales, gross margins realized on product sales were 7.4% in the third quarter of fiscal 2004, a decrease of 0.8% from the third quarter of fiscal 2003 as well as a decrease of 0.7% from the prior sequential quarter ended March 31, 2004. The decrease in the gross margins was in large part due to increased sales to local governments that carry lower profit margins.

     Service gross profits increased in the June 2004 quarter $0.1 million, or 3.0%, to $4.1 million from $4.0 million in the June 2003 quarter. Service sales, while 13.1% of net sales in the June 2004 quarter, contributed 43.5% of the $9.5 million total gross profits in such quarter. Expressed as a percentage of net sales, service margins for the third quarter of fiscal 2004 were 37.8%, which is a 4.6% decrease from that of the third quarter of fiscal 2003, but more in line with the Company’s typical 35% to 40% range for service margins.

     For the nine months ended June 30, 2004, service gross profits increased $2.3 million, or 20.3%, to $13.8 million from $11.5 million during the same period in fiscal 2003. Such increase in service gross profits offset declining product gross profits in the first nine months of fiscal 2004 of $2.3 million, or 15.0%, to $12.6 million from $14.9 million during the first nine months of fiscal 2003. The increase in service gross profits allowed total gross profits for the nine months ended June 30, 2004 to increase narrowly by $0.1 million, or 0.4%, to $26.5 million. Expressed as a percentage of net sales, gross profits decreased marginally to 42.2% of net sales for the nine months ended June 30, 2004 from 43.1% of net sales reported in the prior nine month fiscal period.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $0.9 million, or 14.1%, to $5.8 million in the third quarter of fiscal 2004, from $6.7 million in prior fiscal year quarter. Of the $0.9 million decrease in selling and marketing expenses, $0.6 million results from shifts in expenses for certain major account categories with the remainder less concentrated and spread among various accounts. Wages and wage related expenses decreased by $0.6 million, reflecting largely the Company’s decision to use offshore contracted services instead of domestic providers. Reduced rental related expenses and connectivity expenses contributed another $0.3 million of cost savings. Offsetting the decreases of $0.9 million, in part, was an increase in offshore contracted services of $0.3 million which was not present in the prior year’s June 2003 quarter since those services did not commence until late in the June 2003 quarter. However, in comparison with the prior sequential March 2004 quarter expense, selling and marketing expenses increased a marginal $0.4 million.

     For the nine months ended June 30, 2004, selling and marketing expenses decreased $4.3 million, or 20.4%, to $17.0 million, from $21.3 million of the prior fiscal year period. Of the $4.3 million decrease, $4.2 million was primarily due to the same three factors cited above, that is, a reduction in wages and wage related expenses of $4.4 million, less offshore contracted services costs of $0.6 million, plus $0.4 million of reduced rental related expenses and connectivity expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (“G&A”) expenses increased $0.5 million, or 20.4%, to $3.0 million in the third quarter of fiscal 2004, from $2.5 million in the prior fiscal year June 2003 quarter. Most of the increase was attributed to consolidating Premier BPO, Inc.’s (“PBPO”) G&A expenses of $0.3 million. Expressed as a percentage of net sales, G&A held steady at 3.6% of net sales for both the June 2004 and June 2003 quarters, down slightly from the 4.0% seen in the prior March 2004 quarter.

     The approximate one-third investment in PBPO that was required to be consolidated under the variable interest entity rules resulted in 100% of PBPO’s G&A expense, or $0.3 million, being consolidated in the Company’s financial statements in the quarter ended June 30, 2004. The Company anticipates additional expenses of PBPO will be consolidated by the Company in the succeeding quarters, as PBPO, a start-up entity, continues its development.

     For the nine months ended June 30, 2004, G&A expenses increased $0.9 million, or 12.9%, to $8.1 million, from the $7.2 million of the prior fiscal year period. For the nine months since PBPO began its initial operations, G&A expenses of $0.7 million were consolidated by the Company, which was responsible for most of the G&A increase for the period.

     LEGAL SETTLEMENT (RECOVERY) EXPENSE. In February 2003, the court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick v. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff’s attorney fees of approximately $0.4 million. After a review by selected members of the Company’s board of directors who were not defendants in the litigation, and based on the board’s review and recommendation, the Company paid the settlement and charged the full amount to expense

     OPERATING INCOME (LOSS). Operating income in the third quarter of fiscal 2004 was a positive $0.7 million compared with an operating loss of $0.3 million in third quarter of fiscal 2003. The increase in operating income in the third quarter of fiscal 2004 resulted from a combination of improved gross profits of $0.5 million and decreases in selling and marketing expenses of $0.9 million.

     For the nine months ended June 30, 2004, operating income increased $3.9 million to

$1.4 million, from a loss of $2.5 million in the prior fiscal year period. Improved cost controls over selling and marketing expenses was the primary reason for the improvement of operating income in the nine month period.

     INTEREST EXPENSE, NET. Net interest expense remained relatively constant at $0.2 million in the third quarter of fiscal 2004 and 2003. The majority of the interest expense incurred by the Company represents interest expense related to the Ontario facility capital lease. The remainder represents interest charges incurred under the Wells Fargo Foothill, Inc. financing agreement that was replaced in June 2004 with a new facility from GE Commercial Distribution Finance Corporation.

     For the nine months ended June 30, 2004 and 2003, interest expense also remained relatively constant at $0.6 million in each of the two periods.

     PROVISION FOR INCOME TAXES. Income tax expense for the three months and nine months ended June 30, 2004 represents current federal taxes estimated payable after application of the Company’s net operating loss (“NOL”) carry forward and California state income taxes for which NOL carry forwards have been suspended. As of June 30, 2004, the Company had an available NOL carry forward of approximately $9.6 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

     LOSS REVERSAL INCOME AND LOSSES OF UNCONSOLIDATED AFFILIATE. Under the equity method of accounting, the Company has recognized losses in unconsolidated affiliates to the extent of its equity investment and certain other forms of investment such as debt guarantees. Accordingly, upon being relieved of these obligations and other forms of investment in the unconsolidated affiliates, the Company has reversed a proportionate amount of affiliate losses previously recognized.

     NET INCOME (LOSS). The Company recognized net income of $0.5 million in the third quarter of fiscal 2004. This compares with a net loss of $0.4 million in the third quarter of fiscal 2003 and marks the fourth consecutive quarter of net earnings. The net income realized for the third quarter of fiscal 2004 can be attributed to a combination of improved gross profits and reductions in selling and marketing expenses, as discussed above.

     For the nine months ended June 30, 2004, the Company recognized net income of $0.9 million compared with a net loss of $2.8 million in the prior fiscal year period. The earnings turnaround was attributed primarily to the reduction in selling and marketing expenses.

Liquidity and Capital Resources

     During the nine months ended June 30, 2004, operating activities used cash of $2.7 million compared with using cash of $4.0 million in the prior fiscal year period. This represented an improvement of $1.4 million in the lessening of cash usage by operations and was related to the earnings turnaround as the Company went from a net loss of $2.8 million to net income of $0.9 million.

     The Company’s accounts receivable balance at June 30, 2004 and September 30, 2003, was $45.4 million and $35.1 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 60 days from 42 days, as of June 30, 2004 and September 30, 2003, respectively. The 18 day increase in day’s sales outstanding in accounts receivable is due to the 35% increase in June 2004 quarterly sales over March 2004 quarterly sales and of the concentration of approximately 41% of the quarterly sales occurring in the last month of the quarter.

     Inventories increased $2.8 million, from $5.7 million at September 30, 2003 to $8.5 million at June 30, 2004. Most of the Company’s reported inventory balances consist of in- transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.

     Investing activities in the first nine months of fiscal 2004 used cash of $0.5 million, principally related to the purchases of computer, software, and other information technology products.

     Financing activities provided $2.1 million during the nine months ended June 30, 2004, while in the prior fiscal period providing $1.5 million which was attributable to net borrowings under the Company’s lines of credit.

     In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, the Company may purchase and finance information technology products from GE approved vendors on terms that depend upon certain variable factors. It is anticipated that a substantial portion of such purchases from GE approved vendors will be on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. The Company was in compliance with all of its debt covenants as of June 30, 2004.

     The GE facility is collateralized by accounts receivable, inventory and all other assets of the Company. As of June 30, 2004, approximately $13.4 million in borrowings was outstanding. At June 30, 2004, the Company had additional borrowings available of approximately $13.2 million after taking into consideration the available collateral and borrowing limitations under the agreements.

     Based on the Company meeting its internal sales growth targets, management believes that the Company’s current cash balances, combined with net cash that it expects to generate from operations, and access to the $30.0 million financing facility with GE, will sustain its ongoing operations for at least the next twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

     The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303 (a) (4) of Regulation S-K.

Obligations and Commitments

     As of June 30, 2004, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$1,552	$761	$791	$—	$—
Operating lease obligations	2,179	922	1,257	—	—

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company has limited exposure to market risk from changes in interest rates from borrowings under its line of credit. While the Company’s working capital financing facility with GE provides for interest at a rate of 1.0% per annum over prime, subject to a minimum of 5.0%, it is anticipated that a substantial portion of the Company’s borrowings will be interest-free flooring that mitigates market risk from interest fluctuations.

     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes. The Company has no commercial paper, derivatives, swaps, hedges, or foreign currency transactions to disclose and evaluate for market risks.

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

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company’s third quarter of its 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of proceedings and claims can not be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 as updated by the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004, respectively.

     In April 2004, the Company entered into a settlement agreement and mutual complete release of all claims with Qamar Zaidi, a former employee, in relation to an action brought in October 2001 in the San Bernardino County Superior Court, Case No. RCV 058254. The terms of the settlement agreement are confidential and subject to court approval.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

10.41	Business Financing Agreement between the Registrant and GE Commercial Distribution Finance Corporation, dated June 25, 2004.

10.42	Agreement for Wholesale Financing between the Registrant and GE Commercial Distribution Finance Corporation, dated June 25, 2004.

10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between the Registrant and GE Commercial Distribution Finance Corporation, dated June 25, 2004.

10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between the Registrant and GE Commercial Distribution Finance Corporation, dated July 27, 2004.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

The Company furnished a press release to the Securities and Exchange Commission in a Current Report on Form 8-K dated May 10, 2004 announcing its financial results for the fiscal quarter ended March 31, 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc. (REGISTRANT)
By:	/s/ Javed Latif
Javed Latif, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 16, 2004