Form 10-K
period 2004-09-30
EN POINTE TECHNOLOGIES INC
filed 2004-12-29
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-28052

En Pointe Technologies, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2467002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 NORTH SEPULVEDA BOULEVARD, 19TH FLOOR, EL SEGUNDO, CALIFORNIA 90245 (Address of principal executive offices) Registrant’s telephone number, including area code: (310) 725-5200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     YES ☐          NO ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 31, 2004, was approximately $12,233,364.

     The number of outstanding shares of the Registrant’s Common Stock as of December 20, 2004 was 6,817,330.

DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF REGISTRANT’S PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2005): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.

FORM 10-K

Year Ended September 30, 2004

PART I

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: “ITEM 1. BUSINESS — FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING “ANTICIPATES,” “BELIEVES,” “INTENDS,” “ESTIMATES,” “EXPECTS,” AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN “FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS,” WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

      References made in this Annual Report on Form 10-K to “En Pointe Technologies,” “En Pointe,” the “Company,” “we,” “us,” or “our” refer to En Pointe Technologies, Inc. and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,) and The Xyphen Corporation (dba ContentWare). The following registered trademarks of the Company are mentioned or referred to in this Annual Report: En Pointe Technologies® and the Building Blocks design.

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

      We provide our customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and other technology products. One of our available tools, AccessPointeTM, is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of our suppliers. AccessPointeTM provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking. The direct links to our suppliers enhance our capacity to provide our customers with automated direct access to an extensive range of products at competitive prices.

Business Model

      Our virtual inventory business model has been developed and enhanced over time, but since our inception in 1993, our core concepts have remained the same. The model’s essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the leveraging of our virtual inventory model and our allied distributor relationships. Our highly sophisticated and customized enterprise resource planning system, SAP, allows us to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level. Additionally, we have tightly integrated product purchasing and customer invoicing into our information systems to expedite procurement and billing. AccessPointeTM, an eBusiness platform, provides us and our customers with up-to-date product information and streamlines the procurement process. The completely integrated eBusiness information-technology architecture helps us maintain effective online communication links with our sales representatives, selected suppliers, and many of our customers. AccessPointeTM is provided free of charge to our customers to better enable them to execute transactions and research their orders online with us. Additionally, AccessPointeTM can be licensed for a fee as a hosted or non-hosted solution to complement our customers’ existing procurement processes.

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

      In the third quarter of fiscal 2003, we introduced another low-cost overhead element to our business model strategy by relocating many of our “back-office” functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting, help desk support, information technology support and other administrative and support functions. We contracted with two firms, Taseer Hadi Khalid & Co., a Pakistani member firm of KPMG, and Ovex Technologies (Private) Limited, to provide this support. Taseer Hadi Khalid & Co. provides accounting and payroll support while Ovex Technologies (Private) Limited provides support for the other operational functions. These two firms combined employed approximately 215 people, as of September 30, 2004, dedicated to supporting En Pointe Technologies. This has allowed us to increase the level of support we provide our customers while also keeping us cost competitive.

      Our product sales are conducted from both traditional branch offices as well as home-office locations, which are located in approximately 17 metropolitan markets in 14 states. Our service business is offered nationally and is managed and staffed by our in-house technicians using, when necessary, limited engagements of contracted third party service providers. We believe in seeking out new markets wherever there is a business case to support the incurring of additional personnel expense or whenever specific account opportunities arise.

      We have been and continued to be, since May, 2002, certified as a minority-controlled company by the National Minority Supplier Development Council. The certification is considered valuable because many large buying organizations, private enterprise accounts and state and local government agencies — have supplier diversity initiatives that may require certain purchases to be made from certified minority controlled companies.

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

      The data provided by our customized information system allows our sales representatives to design each customer’s orders according to their particular needs. Product can be delivered directly from suppliers to the customer or processed through our configuration facility located in Ontario, California. We simplify the ordering, staging, and delivery process through supply chain management for any size order. Our configuration facility is located close to our major suppliers’ warehouse locations for convenient same day pick-up of orders. This provides the configuration facility with the flexibility to meet stringent service level agreements and still function economically by limiting inventory to customer ordered product. Once our configuration facility tests and loads systems with predefined customer images, systems are then shipped ready-to-install, saving customers money in downstream deployment costs. Just-in-time configuration is well supported by our information system that identifies which of our suppliers can supply the desired product at the best price when needed from different products offered from multiple suppliers.

      In addition to providing a broad array of configuration services, including hardware configuration, software installation and custom imaging services, testing, aggregation, asset tagging and more, we also provide extensive logistics support. Our logistics offerings include all of our standard configuration offerings along with recovery of a customer’s current assets, testing of those assets, inventory management, redeployment and disposal. These services are made available to customers without regard to the source of their new purchases, we offer the ability to manage and deploy a customer’s new equipment even if not purchased directly from us.

      A distinct advantage of our business model is the economy achieved by the conservation of working capital through leveraging a virtual inventory model that engages the extensive warehousing, purchasing, distribution, marketing, and information-technology functions of our suppliers. Since inception, we have been an innovator in using the drop shipping capabilities of our suppliers whenever product configuration is not required. Drop shipping avoids the costs and risks associated with maintaining inventory, enabling us to quickly adapt our product offerings to changing market demands. As product proliferation has occurred, our limited inventory position has given us a competitive advantage with respect to price and availability on a broad range of products. We believe our business model allows us to have the capacity to increase sales with minimal capital investment.

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

      In 2003, we started a sales department dedicated solely to software licensing. Highly skilled personnel were hired with the charter of providing comprehensive solutions to customers related to software procurement. This specialized group provides value to customers by providing presales consulting, monitoring license compliance and managing software publishers’ relationships. We believe that there is considerable opportunity in software licensing and with that in mind, in fiscal year 2005 we began investing in further upgrades to our software solutions for software licensing.

      Although we have been for several years an authorized Microsoft Large Account Reseller as well as an authorized agent for certain other software publishers, we had not fully developed the operational and system capabilities to expand sales opportunities. In early fiscal year 2005, recognizing that need, we began the process of enhancing the capabilities of SAP and AccessPointeTM to improve upon presales consulting, monitoring license compliance and managing software publishers’ relationships. Upon completion of the software upgrades targeted for mid-2005, we believe that we will have a more efficient software selling process that will have noticed improvements for our customers’ ordering and maintenance needs. To accomplish the software improvements, we hired additional personnel and contracted with an Indian-based privately-held firm.

eBusiness

      Our eBusiness offering is supported by our Internet procurement system, AccessPointeTM, service management tools and back-office systems, each of which are integral parts of our business. The continuing development and function of our information systems is therefore crucial to our success.

      AccessPointeTM allows us to integrate with other companies’ procurement systems and provide real time links to content, price and availability of products. AccessPointeTM electronically links our back-office systems to our suppliers and customers. The application provides direct on-line access to hundreds of millions of dollars of information-technology inventory, representing over 75,000 items from hundreds of manufacturers, and can be used to set up private exchanges across a range of information-technology categories. AccessPointeTM is available to customers as a tool to access information and procure information-technology products and services from us.

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

Managed and Professional Services

      We provide a full range of information technology life-cycle services, including the following:

•	Needs assessment

•	Solution design

•	Image development

•	Configuration

•	Deployment

•	System refresh and disposal services

•	Post deployment support

•	Help desk

      We employ best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business For the three fiscal years ended in 2004, net sales from services provided 15.2% in fiscal 2004, 12.9% in fiscal 2003 and 10.5% in fiscal 2002, respectively, of our total net sales.

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

      We provide managed services to large national accounts by dedicated on-site staff trained and certified to provide installations, moves, adds, changes, desktop and server support, and break-fix services. We do our own technical recruiting for these positions, to better control the quality of our staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geographic requirements of our customers. As an integral part of some of our managed services, we provide storage of inventory for customers at our Ontario configuration and logistics center. Seven large customers accounted for approximately 59.4% of our total service revenues for the 2004 fiscal year.

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

      Included in our professional service offerings are: desktop and server design; messaging; storage; wireless, broadband and other network support; and security. With system security being of such concern, we are requiring our engineers and consultants to become security certified. We plan that service engagements offered by us will include a security focus that will differentiate our professional services offerings from those of our competitors While we have not invested significantly in this area relative to our managed services, customer demand for these services appears to be increasing and we will respond to opportunities when we can leverage our existing infrastructure or when it complements an existing customer support agreement.

      One area in which we continue to expand is in offerings to customers of “return on investment” consulting. We assist customers to maximize the return on their information technology investment dollars by moving to new hardware platforms, consolidating servers and storage, and efficiently managing human resources with our expertise in Active Directory, a Microsoft program that allows organizations to manage information about network resources and users. We also have helped customers implement technologies that allow them to fix end-users’ computers remotely, without having to dispatch an onsite engineer, and compute for them the savings they realize by minimizing their down time.

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

Products

      The majority of our sales are information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability. We currently offer over 75,000 information technology products from hundreds of manufacturers, including International Business Machines Corporation (“IBM”), Hewlett-Packard Company (“HP”), Dell Computer Corporation (“Dell”), Cisco Systems, Inc., Fujitsu Limited, Apple Computer, Inc., 3Com Corporation, Microsoft Corporation (“Microsoft”), Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, Avaya, Inc., Altiris, Inc. and Nortel Networks Corporation. We are also one of a limited number of Microsoft Certified Large Account Resellers. Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies. Products manufactured by HP and Dell accounted for approximately 28% and 15%, respectively, of our product sales in fiscal 2004.

Business Processing Outsourcing Investment

      During fiscal year 2004, we invested $509,000 for an approximate 38% ownership interest in a privately-held corporation formed in October 2003, Premier BPO, Inc. (formerly En Pointe Global Services, Inc.). Premier BPO, Inc. (“PBPO”) is a business process outsourcing company headquartered in Clarksville, Tennessee. In addition, we provided PBPO with a $600,000 five-year 6% interest-bearing note for working capital that we subsequently converted into Series A non-voting convertible preferred stock in October 2004. PBPO is considered a related party because of our equity interest in PBPO as well as the interrelationship of several of the investors with us. One of our board members owns approximately 22% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of our outsourcing, owns collectively approximately 22% of PBPO. Because of the substantial investment that we made in PBPO, the related party nature of the investment, as well as other factors, when we evaluated our acquired interest in PBPO, we determined that PBPO met the tests of a Variable Interest Entity under FIN 46 and PBPO has thus been consolidated with our financial statements since inception.

      PBPO has sales representatives in Nashville, New York City, Dallas, Northern California, and Eastern Pennsylvania. At September 30, 2004, PBPO had ten employees in the U.S., 5 in sales and marketing, 2 in operations and 3 in administration. In addition, PBPO had contracted the services of workers in Islamabad, Pakistan, that perform data entry and accounts receivable functions for customers in the cable and medical industries. Ovex provided the contract workers to PBPO as well as the use of its facility, which is also shared concurrently with En Pointe and our respective contracted workers.

      In September 2004, PBPO initiated its outsourcing services with the acquisition of its first customer. Services are provided contractually with customers accepting a stated monthly fee schedule for each dedicated contract worker that PBPO provides. Customers are then billed monthly as services are performed.

      Subsequent to year end, PBPO acquired five additional customers that commenced using its outsourcing services. As sales continue to ramp up, it is anticipated that PBPO will need to increase its staff. To accommodate PBPO’s growth expectations, it has identified the health care and cable industries as business opportunities based on potential labor cost savings. Other industries of interest for outsourcing potential include customer care, computer resellers, software helpdesks, information technology software development and financial services. In October 2004, PBPO entered into another agreement to provide contract workers in New Delhi, India.

Competition

      We operate in the highly competitive sales segment of the information technology industry, and compete with a large number and variety of resellers of information technology products and services. Our competition also includes hardware and software manufacturers and national computer retailers that market directly to end-users. Many of these companies compete principally on the basis of price and may have lower costs than us, allowing them to offer the same products and services for less. Many of our competitors are of equal size or smaller and sell to regional markets, or are larger, and sell nationally with substantially greater financial, technical, and marketing resources available to them.

      On the services side, we compete with several large service providers, some of whom provide products and services and others who only provide services. Those that provide services only include BancTec, Inc., Barrister Global Services Network, Inc. and Halifax Corporation. We also partner with service only providers in several areas including dispatch, install, move, add and change support services.

      Dell and Gateway, Inc. (“Gateway”) initially launched the manufacturer “direct” model and were successful in gaining market share. Other manufacturers (e.g. IBM and HP) have adopted a direct model to actively market products directly to customers. This has had the effect of reducing the role of distributors and resellers, particularly in the enterprise accounts, which is a large percentage of our traditional target market. The “direct” business model also infringes on some of the traditional value-added reseller capabilities in the areas of multi-vendor solutions, integration and image loading, and web-enabled procurement processes, once again reducing the available market share.

      Our business model emphasizes comprehensive solution offerings with services wrapped around hardware and software products, attracting mainly enterprise organizations, government and to a lesser extent, mid-market customers. With the sales channel continuing to consolidate, absorbing those companies that combine face-to-face direct selling with web-based models; we believe that our dual business model will survive, as it embraces both comprehensive and web-based types of selling methods, allowing us to cater to various customer preferences. We believe that we differentiate ourselves from our competitors through our eBusiness systems, services flexibility, and the scalability of our operations to meet our customers’ needs.

Getting Product to the Customer

      The distribution of information technology products requires considerable investment in inventory, production control systems, and the development and maintenance of distribution channels. Resellers who assume these functions incur capital costs associated with the warehousing of products, including the costs of leasing warehouse space, maintaining inventory and tracking systems, and employing personnel to perform all the associated tasks. Furthermore, resellers who stock inventory risk obsolescence costs, which we believe may be significant due to the rapid product innovation that characterizes this market. These overhead and “touch” costs require expenses that we believe more than offset the lower price advantages offered for purchasing at volume discounts and holding for future sale.

      Our business model eliminates many overhead and “touch” costs and substantial risks by leveraging the operational strengths of our suppliers, who have developed extensive warehousing, purchasing and distribution functions. As a result, our continuing strategy is to limit our product inventory and the associated capital costs, allowing us to accept lower gross profit margins than many of our competitors.

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

Getting Product from the Supplier

      Our staff has the ability to access the current inventory and availability records of our suppliers, so we can quickly determine which supplier can best fill an order at a given price. Furthermore, if any one supplier is unable to fill all of a customer’s requirements, we are generally able to split the order among multiple sources. This increases the same-day fill rate, reduces back orders, and shrinks the time to complete an order. Our suppliers maintain warehouses throughout the country, and their individual stocking levels are updated and readily available through our systems. This allows our staff to determine where the product is available for shipment, better gauging the delivery time to the customer’s door.

      We and our suppliers utilize various carriers, including industry giants United Parcel Service, Inc. and Federal Express Corporation, to deliver product. Again taking advantage of a vendor’s particular expertise, we integrate the carriers’ tracking system facility into our own systems to closely monitor shipments and provide delivery status for our customers. This provides an audit trail for the customer to update order status, by tying the customer purchase order to an En Pointe invoice and a subsequent proof of delivery.

      We purchase most of our products from major distributors such as SYNNEX Corporation (“SYNNEX”), Tech Data Corporation (“Tech Data”), and Ingram Micro Inc. (“Ingram Micro”), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell and Microsoft. These are suppliers who have the requisite system strengths and integration capabilities that enable our automated systems to function efficiently. We have successfully implemented our business strategy due in large part to these system synergies and to our close relationships with our suppliers. Equally significant to the success of our supplier relationships has been the volume of business we generate, as this volume has allowed us to negotiate more favorable terms with our suppliers. See “Business — Factors Which May Affect Future Operating Results — We Risk Depending on a Few Distributors and Manufacturers Who Could Compete With Us or Limit Our Access to Their Product Line.”

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

      In September 2001, SupplyAccess, Inc. (“SupplyAccess”), a former affiliate of ours granted us a limited, exclusive license to use its AccessPointeTM web site and content. Upon liquidation of SupplyAccess in February 2002, we were able to acquire full rights to AccessPointeTM as well as the intellectual property rights to all of SupplyAccess’s software, copyrights, trade secrets and other proprietary technology.

      We conduct our business under the trademark and service mark “En Pointe Technologies” as well as our logo, “AccessPointeTM” and other marks. We have been issued registrations for our “En Pointe Technologies” and “Building Blocks” marks in the United States and have pending registrations in Canada, Mexico and the European Community. We do not believe that our operations are dependent upon any of our trademarks or service marks. We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

Segment Information

      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2004, 2003 and 2002, we operated in only one segment.

Employees

      As of September 30, 2004, we employed approximately 434 individuals including approximately 146 sales, marketing and related support personnel, 208 service and support personnel, 32 warehousing, manufacturing, and logistic personnel and 48 employees in administration and finance. In addition, PBPO, a consolidated affiliate of ours, employed 10 individuals, 5 in sales and marketing, 2 in operations, and 3 in administration. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

      In addition to our U.S. employees, we have contracted with two companies in Islamabad, Pakistan to provide back-office support. As of September 30, 2004, these two firms employed approximately 232 people dedicated to supporting En Pointe and our affiliate, PBPO. Approximately 48 people provided accounting and administrative support while the remaining 184 provided support to the customer support, purchasing, operations, help desk and information technology functions. These individuals under contract are employees of Taseer Hadi Khalid & Co., a Pakistani member firm of KPMG, and Ovex Technologies (Private) Limited.

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

      Certain important factors affecting the forward-looking statements made herein include, but are not limited to:

•	our past downward sales trend exacerbated by a soft and spotty business economy with tight corporate capital spending budgets;

•	our prior two years of operating losses that strained capital and borrowing resources and put us under risk of breaking loan covenants related to minimal acceptable operating levels;

•	limited availability of alternative credit facilities;

•	low margin business;

•	a portion of our sales concentrated in one large customer; and

•	future funding required to sustain our investment in PBPO and the absorption of related losses until PBPO becomes profitable, if at all.

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

There are Risks in Conducting Our Daily Business Plans and Strategy

      For our first six years since inception, we experienced rapid growth in net sales, employees and branch offices. Beginning in fiscal year 2000, and for the following two fiscal years, we saw net sales declines of approximately 27% in each of the three fiscal years. The effort to reverse the past contraction of net sales or to supplement the loss of sales with higher margin products or services has and will continue to put strains on our management, operational and financial resources. To execute our recovery strategy, we expect to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. Our ability to manage our recovery effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees. There can be no assurance that we will be successful in such recovery, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.

There are Risks Outside of Our Control of Unfavorable Economic Conditions That Could Negatively Impact on Our Revenues and Profits

      Revenue growth depends on the overall demand for information technology spending. While economic recovery in the United States appears to be underway, there can be no assurance that the recovery will continue or that it will be sufficiently robust to compensate for the past severe contraction. Any resumption in the downturn in the United States’ economy may result in cutbacks by customers in the purchase of information technology products and services, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that a downturn resumes or increases in severity, we believe demand for our products and services, and therefore future revenues, could be further adversely impacted.

There is a Risk We Could Lose Our Asset Based Financing Line Without Being Able to
Readily Replace it

      Our business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets. As a result, the amount of credit available to us may be adversely affected by numerous factors beyond our control, such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of our creditors. Any decrease or material limitation on the amount of capital available to us under our line of credit and other financing arrangements, particularly our interest-free flooring, may limit our ability to fill existing sales orders or expand our sales levels and, therefore, may have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates may increase the cost of financing for us and have a material adverse effect on our business, financial position, results of operations and cash flows. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. There can be no assurance that such financing will continue to be available to us in the future or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs could materially adversely impact our business, financial position, results of operations and cash flows. As of September 30, 2004, we had outstanding borrowings under our credit facility of $18.3 million out of a total credit facility of $30.0 million.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our Low Margins Expose Us to Risks from Minor Adversities

      Our overall gross profit percentages for the past three fiscal years ended September 30, 2004 were 12.3%, 12.4%, and 10.7%, respectively, with gross margin from product sales being 7.4% in fiscal 2004, 7.7% in fiscal 2003, and 7.6% in fiscal 2002, respectively. Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to shrink. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products. Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.

There is Risk That a Large Customer Could be Lost Without Being Able to Find a Ready Replacement

      For the year ended September 30, 2004, one customer, Los Angeles County, accounted for 11% of our total net sales, two of our largest customers accounted for a combined 18% of total net sales. In the preceding fiscal year 2003, no one customer accounted for more than 10% of total net sales, while two our largest customers accounted for 18% of total net sales. In fiscal year 2002, two of our customers accounted for 21% of total net sales. For the year ended September 30, 2004, our service sales were also highly concentrated with seven large customers accounting for 59.4% of total service sales while in the prior fiscal year six large customers accounted for 58.5% of total service sales. Our contracts for the provision of products or services are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.

With Our Fast Changing Industry Evolution We Risk Being Outmoded or Excluded From the Distribution Channel

      The personal computer industry is undergoing significant change. In addition, in recent years a number of new, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the personal computer market has slowed. If the growth rate of the personal computer market were to further decrease, our business, financial condition and operating results could be adversely affected.

      The segment of the information technology industry in which we operate is highly competitive. We compete with a large number and wide variety of resellers and providers of information technology products and services, including:

•	traditional personal computer retailers,

•	computer superstores,

•	consumer electronics and office supply superstores,

•	mass merchandisers,

•	corporate resellers,

•	value-added resellers,

•	specialty retailers,

•	distributors,

•	franchisers,

•	mail-order and web-order companies,

•	national computer retailers,

•	service-only providers, and

•	manufacturers that have their own direct marketing operations to end-users.

      Many of these companies compete principally on the basis of price and may have lower costs than us, which allow them to offer the same products and services at lower prices. Many of our competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than we do. We compete with, among others, CompuCom Systems, Inc., Dell, Gateway, Pomeroy Computer Resources, Inc., CDW Computer Centers, Inc., IBM, HP/ Compaq, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., Zones, Inc., PC Connection, Inc., and certain distributors. We expect to face additional competition from new market entrants in the future.

      Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While we believe that we compete successfully with respect to most, if not all of these factors, there can be no assurance that we will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and we expect pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. We will need to continue to provide competitive prices, superior product selection and quick delivery response time in addition to developing a core competency in performing value-added services in order to remain competitive. If we were to fail to compete favorably with respect to any of these factors, our business, financial position, results of operations and cash flows would be materially and adversely affected. See “Business — Competition.”

We Risk Depending on a Few Distributors and Manufacturers Who Could Compete with Us or Limit Our Access to Their Product Line

      A key element of our past success and future business strategy involves the maintaining of alliances with certain suppliers of information technology products and services, including, Tech Data, Dell, Synnex and Microsoft. These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from four suppliers, Tech Data, Dell, Synnex and Microsoft accounted for 73% of our aggregate purchases in fiscal 2004. Certain suppliers provide us with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, we compete with certain suppliers for many of the same customers. Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them. Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us. The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows. See “Business — Getting Product to the Customer.”

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

      Evolution of the distribution process in the information technology industry has put pressure on gross profit margins, and has adversely affected a number of distributors of information technology products, including certain suppliers. There can be no assurance that the continuing evolution of the information technology industry will not further adversely affect our distributors. Because our overall business strategy depends on our relationships with our suppliers, our business, financial position, results of operations and cash flows would be materially adversely affected in the event that distributors in general and suppliers in particular continue to suffer adverse consequences due to ongoing changes in the information technology industry. There has been a consolidation trend in the information technology industry, including consolidation among distributors of information technology products. Because our business model is dependent upon the availability of a number of information technology product distributors, any further consolidation would result in fewer distributors available to supply products to us, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We Risk Losing Communications with Our Back-Office Operation in Pakistan

      In the third quarter of fiscal 2003, we began a business transformation that relocated many of our “back-office” functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions. We established both voice and data communications between our corporate headquarters in El Segundo, California and Pakistan. However, there can be no assurance that these lines of communication will not be interrupted. Should we have interruptions with Pakistan, any such interruption could have a material adverse impact on our business, financial position, results of operations and cash flows.

We Have the Risk of Losing Our Senior Management and Other Key Personnel Upon
Whom We Depend

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

We Risk Failure to Integrate Acquisitions and/ or Investments Into Our Business That Could Cause Future Losses

      One element of our growth strategy may include expanding our business through strategic acquisitions and investments in complementary businesses. During fiscal year 2004, we invested $509,000 for an approximate 38% ownership interest in PBPO, a privately-held corporation formed in October 2003. PBPO is a business process outsourcing company headquartered in Clarksville, Tennessee. In addition, we provided PBPO with a $600,000 five-year 6% interest-bearing note for working capital that we converted into Series A non-voting preferred stock in October 2004. Because PBPO is considered a Variable Interest Entity under FIN 46, we are required to consolidate our interest in PBPO. There can be no assurance that we will be able provide any future funding required to sustain our investment in PBPO and that we will be able to absorb any related losses until PBPO becomes profitable, if at all.

      We have not had significant acquisition or investment experience, and there can be no assurance that we will be able to continue to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, or successfully integrate acquired businesses into our operations. Acquisitions and investments involve numerous risks, including but not limited to:

•	failure to achieve anticipated operating results,

•	difficulties in the assimilation of the operations, services, products, vendor agreements, and personnel of the acquired company,

•	the diversion of management’s attention and other resources from other business concerns,

•	entry into markets in which we have little or no prior experience, and

•	the potential loss of key employees, customers, or contracts of the acquired company.

      Acquisition and investments could also conflict with restrictions in our agreements with existing or future lenders, distributors or manufacturers. We are unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. Our failure to successfully manage any potential acquisitions or investments in complementary businesses, or PBPO’s failure to make profitable business decisions while it is characterized as a Variable Interest Entity, could have a material adverse effect on our business, financial position, results of operations and cash flows.

We Risk Business Interruption From Our Dependence on Centralized Operations

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

With the 36% Concentration of Ownership of Our Stock Held by a Small Group of Directors and Officers There Are Risks They Can Exert Significant Influence Over Corporate Matters

      The directors, executive officers and principal stockholders of En Pointe and their affiliates beneficially own, in the aggregate, approximately 36% of our outstanding common stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.

There Are Risks Quarterly Operating Results Can Vary From Past Results and
Become Volatile and Unpredictable

      Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including:

•	the demand for information technology products and value-added services;

•	adoption of internet commerce models;

•	introduction of new hardware and software technologies;

•	introduction of new value-added services by us and our competitors;

•	changes in manufacturers’ prices or price protection policies;

•	changes in shipping rates; disruption of warehousing or shipping channels;

•	changes in the level of operating expenses, including costs from turnover of sales personnel;

•	the timing of major marketing or other service projects;

•	product supply shortages; inventory adjustments;

•	changes in product mix; entry into new geographic markets;

•	the timing and integration of acquisitions or investments;

•	difficulty in managing margins; the loss of significant customer contracts;

•	the necessity to write-off a significant amount of accounts receivable or inventory; and

•	general competitive and economic conditions.

      In addition, a substantial portion of our net sales in each quarter results from orders booked in such quarter. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

      As has occurred in the past it is possible that in future periods, our operating results may be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Stock Tends To Be Volatile With Large Percentage Price Moves Which Can Expose Investors To Unanticipated Losses

      Factors such as the announcement of acquisitions by us or our competitors, quarter-to-quarter variations in our operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of our common stock. Moreover, trading volumes in our common stock has been low historically and could exacerbate price fluctuations in the common stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. See “Market for Registrant’s Common Equity and Related Stockholder Matters.”

If Our Internal Controls Prove To Be Ineffective That Could Negatively Impact Investors and
Cause Our Stock to Drop

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Exchange, or NASD, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our September 30, 2005 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASD. Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

If Preferred Stock is Ever Issued as an Anti-Takeover Measure, There is a Risk That Common Stockholders Could be Adversely Affected

      Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of our outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of En Pointe without action by our stockholders, and therefore could adversely affect the market price of our common stock.

Item 2.	Properties

      We lease approximately 24,000 square feet of office space for our headquarters in El Segundo, California, under a lease expiring June 30, 2006. We also lease an approximately 126,000 square foot facility in Ontario, California, which is primarily used for configuration and maintenance services. This facility has been operational since July 1, 1998. At the time the Ontario configuration facility was planned, we believed that there would be an emerging “channel assembly” market for resellers, such as us, of computer products. However, instead, certain manufacturers began requiring distributors to “co-locate” their final assembly operations at the manufacturer’s facility instead of outsourcing final assembly at separate sites. In reaction to the change in this emerging market, in January 1999, our Board of Directors authorized us to sell and leaseback the Ontario facility, while continuing the product configuration operation at that location. The sale-leaseback transaction was concluded in June 1999 and the resulting lease expires in 2014. As a result of these shifts in the industry the Ontario facility has more capacity and space than usable for current configuration services. In consequence we incurred a special charge of $6.2 million associated therewith. The charge was determined using the “held for use” model contained in SFAS No. 121. In April 2002, we subleased approximately 45% of the facility space to an unrelated company.

      Currently we operate from branch offices in the following cities:

•	San Francisco and Irvine, California

•	Chicago, Illinois;

•	Denver and Boulder, Colorado;

•	Draper, Utah;

•	Boise, Idaho;

•	Walpole, Massachusetts;

•	Atlanta, Georgia;

•	Portland and Tigard, Oregon; and

•	Issaquah, Washington.

      Our affiliate, PBPO, has its main offices in Clarksville, Tennessee.

      Management believes our headquarters, sales offices and configuration facility are adequate to support our current level of operations.

Item 3.	Legal Proceedings

      In March 2000, an action was brought against us in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International (“FSI”). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. We were successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. We vigorously deny the charges and contend that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past four years. Legal counsel is currently unable to predict the outcome of this litigation.

      On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, us and our President and Chief Executive Officer, Attiazaz Din (the “En Pointe defendants”). First Union alleges that we and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.

      In December 2000, we and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the our common stock and seeking a recovery by our shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties have stipulated to a stay of the case pending the class action. The En Pointe defendants intend to vigorously defend the allegations.

      In February 2001, we and five of our directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding our Company and that the individual defendants improperly benefited from the sales of shares of our common stock and seeking a recovery by our stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims us and our Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint and intend to vigorously defend the litigation.

      In February 2002, we entered into a settlement agreement and release with NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which we owed and accrued on our books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, we made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. We recorded the settlement of this litigation as a charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

      There are various other claims and litigation proceedings in which we are involved in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse affect on our business, financial position and results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, par value $0.001 per share, began trading on the NASDAQ SmallCap Market on June 2, 2003 under the symbol “ENPT.” During the periods presented below that were prior to June 2, 2003, our common stock was traded on the NASDAQ National Market. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported by the NASDAQ National Market or the NASDAQ SmallCap Market, as applicable.

	High	Low

Fiscal 2003
First quarter	$1.150	$0.320
Second quarter	0.990	0.430
Third quarter	0.900	0.310
Fourth quarter	1.050	0.430
Fiscal 2004
First quarter	$4.050	$0.850
Second quarter	3.980	1.490
Third quarter	2.920	1.590
Fourth quarter	2.400	1.450
Fiscal 2005
First quarter (through 12/20/04)	$3.490	$1.710

      On December 20, 2004, the closing sale price for the common stock on the NASDAQ SmallCap Market was $2.79 per share. As of December 20, 2004, there were 72 stockholders of record of the common stock.

      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business, and do not intend to pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, future earnings, operations, capital requirements, our general financial condition and general business conditions. Our ability to pay cash dividends is currently restricted by our credit facility, and the terms of future credit facilities or other agreements may contain similar restrictions.

Item 6.	Selected Financial Data

      The following selected financial data as of September 30, 2004 and 2003 and for the years ended September 30, 2004, 2003 and 2002, respectively, have been derived from our Consolidated Financial Statements and the related notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, which financial statements and report thereon appear in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All other financial data included in “Item 6. Selected Financial Data” presented in this Form 10-K have been derived from our audited financial statements.

      The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. During the June quarter of 2000, we deconsolidated our former affiliates, firstsource corp. and SupplyAccess, Inc.

	Fiscal Year Ended September 30,

	2004	2003	2002	2001	2000

		(In thousands, except per share data)
Statement of Operations Data:
Net sales	$279,234	$289,811	$257,043	$365,280	$494,421
Cost of sales	244,758	253,771	229,505	325,792	445,865

Gross profit	34,476	36,040	27,538	39,488	48,556
Operating expenses:
Selling and marketing expenses	22,930	27,556	23,631	29,957	45,308
General and administrative expenses	10,048	9,998	10,783	10,931	18,892
Charges (income)	—	393	(918)	846	2,717

Operating income (loss)	1,499	(1,907)	(5,958)	(2,246)	(22,299)
Interest expense	749	871	686	970	1,718
Other income, net	(646)	(238)	(364)	(269)	(348)
Minority interests	(136)	—	—	—	(512)

Income (loss) before taxes and income (loss) from affiliates	1,532	(2,540)	(6,280)	(2,947)	(19,218)
(Benefit) provision for income taxes	131	—	(2,182)	86	(535)
Income (loss) from affiliates	—	143	674	8,392	(702)

Net (loss) income	$1,401	$(2,397)	$(3,424)	$5,359	$(19,385)

Net (loss) income per share:
Basic	$.21	$(.36)	$(.51)	$.81	$(3.02)

Diluted	$.20	$(.36)	$(.51)	$.80	$(3.02)

Weighted average shares and share equivalents outstanding(1):
Basic	6,737	6,720	6,666	6,597	6,419

Diluted	6,854	6,720	6,666	6,685	6,419

	As of September 30,

	2004	2003	2002	2001	2000

		(In thousands)
Balance Sheet Data:
Working capital	$17,878	$14,732	$16,846	$20,229	$22,252
Total assets	$61,432	$51,655	$52,200	$56,015	$101,688
Borrowings under lines of credit and flooring	$18,309	$11,326	$12,421	$9,440	$41,251
Long term liabilities	$5,628	$5,391	$5,433	$5,431	$5,463
Stockholders’ equity	$17,978	$16,426	$18,823	$22,037	$16,507

(1)	See Note 1 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Significant Factors in Performance

      For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements presented in this Form  10-K.

Critical Accounting Policies

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements:

      Revenue Recognition. We apply the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

      We provide an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, we take title to the products sold upon shipment, bearing the credit risk, and inventory risk for returned customer products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with our shippers and suppliers.

      Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by our suppliers, less rebates.

      Deferred revenues result from prepaid maintenance contracts to be performed over future periods of time. Income is recognized on such contracts ratably over the period of the contract.

      Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts related to trade receivables by two methods. First, we evaluate specific accounts over 90 days outstanding and apply various levels of risk analysis to these accounts to determine a satisfactory risk category to which given percentages are applied to establish a reserve. Second, a general reserve is established for all other accounts, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.

      Product Returns. In general, we follow a strict policy of duplicating the terms of our vendor or manufacturers’ product return policies. However, in certain cases we must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations (“RMA”) are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales.

      Vendor Returns. After product has been returned to vendors under authenticated RMAs, we review such outstanding receivables from our vendors and establish a reserve on product that will not qualify for refund based on a review of specific vendor receivables.

      Rebates and Cooperative Advertising Allowances. We receive incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expense or as gross profit, as the related expenses are recognized.

      As rebates are earned, we record the rebate receivables with a corresponding reduction of cost of goods sold. Any amounts received from suppliers related to cooperative advertising allowances, are deferred until earned. Rebate programs are subject to audit as to whether the requirements of the rebates were actually met. We establish reserves to cover any collectibility risks including subsequent supplier audits.

      Inventory. Although we employ a virtual inventory model that generally limits its exposure to inventory losses, with certain large customers we contractually obligate ourselves to product availability terms that require maintaining physical inventory, as well as configured product. Such inventory is generally confined to a very limited range of product that applies to specific customers or contracts. Included in our inventory is product that has been returned by customers but is not acceptable as returnable by the vendor. As a result, we expose ourselves to losses from such inventory that requires reserves for losses to be established. We record varying reserves based upon the class of inventory (i.e. held for resale or returned from customers) and age of inventory.

Overview

      We initially began our operations in March of 1993 as a reseller of information technology products. In fiscal 1999, we began offering value-added services to our customers. Gradually value-added services represented a larger percentage of total net sales, accounting for 15.2% and 12.9% of our net sales in fiscal years 2004 and 2003, respectively. The gross profit margins on the value-added services that we currently offer are significantly higher than the gross profit margins on our information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that offset a portion of the increased margin.

      In our initial operating years from fiscal 1994 to fiscal 1999 with the aid of a robust economy and information technology market that accommodated our business model, our net sales increased at a compound annual growth rate of 35.1%. Seasonal trends were never prominent in our business, although March quarters were historically regarded as one of the least promising quarters. However, in fiscal 2000 we experienced our first annual net sales decline of 26%, or $173.8 million, from our net sales in fiscal 1999 due to a softer information technology market and difficulties in transitioning to a new ERP business system. A declining trend resumed in fiscal years 2001 and 2002 with declines of 26.1% and 29.6%, respectively. The trend was temporarily reversed or stalled in fiscal 2003 when net sales increased 12.7% from that of the prior year. For fiscal year 2004, net sales were marginally lower by 3.6% from fiscal year 2003.

      Even with the above mentioned lower net sales and related gross profits, we were able to increase net income for the current fiscal year from a $2.4 million loss in fiscal 2003 to a $1.4 million gain in fiscal 2004. That resulted from a $5.1 million reduction in operating expenses for the fiscal year 2004, that was inclusive of $1.1 million of start-up operating costs of PBPO which when excluded brings the core operating cost reduction to $6.2 million total.

      Because our business model involves the resale of information technology products held in inventory by certain distributors, we do not maintain significant amounts of inventory on hand for resale. We typically do not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or shipped to our configuration center in Ontario, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of our net sales in any quarter result from orders received in that quarter. Although we maintain a relatively small amount of inventory in stock for resale, we record as inventory any merchandise being configured and any products purchased from distributors and shipped, but not yet received and accepted by our customers.

      Product revenues are generally recognized upon shipment. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales includes product and service costs and current and estimated allowances for returns of products that are not accepted by our distributors or manufacturers, less any incentive credits.

Results of Operations

      The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	September 30,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	87.7	87.6	89.3

Gross profit	12.3	12.4	10.7
Selling and marketing expenses	8.2	9.5	9.2
General and administrative expenses	3.6	3.5	4.2
Special charges (income)	—	.1	(.4)

Operating income (loss)	0.5	(.7)	(2.3)
Interest expense, net	.2	.3	.3
Other income, net	(.2)	(.1)	(.1)
Minority interest	0.0	—	—

Income (loss) before income taxes and income from affiliates	0.5	(.9)	(2.5)
Benefit for income taxes	0.0	—	(.9)
Income from reversal of losses from affiliates	—	.1	.3

Net income (loss)	0.5%	(.8)%	(1.3)%

Comparison of Fiscal Years Ended September 30, 2004 and 2003

      Net Sales. Net sales decreased $10.6 million, or 3.6%, to $279.2 million in fiscal 2004 from $289.8 million in fiscal 2002. The decrease in net sales was product related, as we maintained margins by shifting our emphasis from lower-margin product sales to higher-margin service sales. A decline in net sales prevailed in each quarter of fiscal 2004, except for the June quarter that benefited from a large increase in governmental sales. For the year ended September 30, 2004, one customer accounted for 11.1% of our net sales and 9.7% of our accounts receivable.

      Product sales in fiscal 2004 declined $15.8 million, or 6.3% from fiscal 2003. Service sales, on the other hand, increased $5.2 million, or 14.0% from that of the prior fiscal year. Growth in service sales lagged the fiscal year 2003 increase of $10.2 million, or 37.8% over the fiscal year 2002 results, attributed, in part, to several projects that favorably impacted the second half of fiscal 2003 that wound down in early fiscal 2004 and the loss of a major service customer at the end of the June 2004 quarter.

      Gross Profit. Gross profits decreased $1.5 million, or 4.3%, to $34.5 million in fiscal 2004 from $36.0 million for fiscal year 2003. All of the $1.5 million decrease in gross profits can be attributed to decreased product sales as well as decreased product margins. Product gross profit percentage of sales margins slipped from 7.7% in fiscal year 2003 to 7.4% in fiscal year 2004.

      Expressed as a percentage of net sales, the service gross profit percentage in fiscal 2004 decreased 4.8% from the prior fiscal year to 39.7%, which is more in line with our anticipated 35% to 40% range for services. Even with the 4.8% decline in service margins, service gross profits managed an increased of $0.3 million, or 1.7%, due to the additional volume provided by the $5.2 million service revenue increase in fiscal 2004. Strength in services allowed gross margins for both product and service to remain relatively constant in fiscal years 2004 and 2003 at 12.3% and 12.4%, respectively.

      Selling and Marketing Expenses. Selling and marketing expenses decreased $4.7 million, or 16.8%, to $22.9 million in fiscal 2004, from $27.6 million in fiscal 2003. The $4.7 million decrease is inclusive of PBPO’s initial fiscal year selling and marketing expenses of $0.8 million. Excluding PBPO’s portion of the combined selling and marketing expense, our core selling and marketing expenses decreased to $5.5 million, or 20.0%, as compared to the fiscal 2003 results. Most of the decrease in selling and marketing expense can be traced to a reduction of employee related expense of $5.1 million.

      To accomplish the employee related expense decrease of $5.1 million, in part, we incurred $1.3 million in expense for our program to outsource our back-office sales support offshore, which, in effect, contributed to the $3.8 million net expense reduction benefit. We also had a favorable $0.7 million reduction in connectivity and rent related expenses. Expressed as a percentage of net sales, selling and marketing expense decreased 1.3% from 9.5% in fiscal year 2003 to 8.2% in fiscal year 2004.

      General and Administrative Expenses. General and administrative expenses remained relatively constant at $10.0 million in fiscal 2004 and 2003. The current year’s $10.0 million of general and administrative expenses includes $0.3 million of expense from our affiliate, PBPO, whose operations were not present in fiscal 2003.

      The major increases to general and administrative expenses for fiscal year 2004 included an increase in employee related expenses of $0.4 million. This was due to increased information technology wages, executive bonuses, and employee benefits of $1.1 million, less reduced accounting and finance wages of $0.7 million. Our reduction in accounting and finance wages resulted principally from our efforts to outsource offshore, in which we incurred an additional $0.4 million of outsourcing expense, that resulted in a savings of $0.3 million. In addition, there were $0.6 million in reduced attorney fees and $0.3 million in reduced software maintenance and support expenses related to our SAP license.

      When general and administrative expenses are expressed as a percentage of net sales, there was a small increase of 0.1% to 3.6% in fiscal year 2004 from 3.5% in fiscal year 2003.

      Operating Income (Loss). Operating income improved $3.4 million, from a $1.9 million loss in fiscal year 2003 to $1.5 million income in fiscal year 2004. The improvement can be attributed to the reduction in selling and marketing expenses of $4.7 million discussed above that more than made up for the $1.5 million decline in gross profits. Operating income expressed as a percentage of net sales, improved to 0.5% in fiscal year 2004 from a negative 0.7% in fiscal year 2003.

      Interest Expense. Interest expense of $0.7 million is net of interest income of $0.1 million. Interest expense decreased $0.2 million from $0.9 million in fiscal year 2003. Most of the interest expense, $0.5 million, incurred by us represents interest expense related to our Ontario facility that is being treated as a financing lease and is presently carried as a long-term liability. Interest expense incurred under our previous lender, whose financing arrangement was replaced by GE in June 2004, amounted to $0.3 million.

      Minority Interest. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. We own approximately 38% of PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements. As a result, we allocate certain losses to the other shareholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners. Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.

      Provision (Benefit) for Income Taxes. We provided a $0.1 million tax provision for fiscal year 2004. Approximately 71% of that provision was for state income tax for California, where we are domiciled and where net operating losses (“NOL”) have temporarily been suspended. The remainder of the $0.1 million provision is for federal income tax. We had a $10.8 million NOL carry-forward from which $1.9 million has been applied to our current year’s federal taxable income, leaving an $8.9 million NOL carry-forward available for future periods. While we are not subject to the regular 34% corporate federal income tax rates because our NOL carry-forwards exceed our taxable income, we are nevertheless subject to the Alternative Minimum Tax (“AMT”) that bears a 20% rate and limits NOL carry-forwards to 90%, thereby mandating that at least 10% of our taxable income becomes subject to the AMT tax.

      We file a consolidated federal income tax return, while for many of our state tax returns we file separately under the name of our wholly-owned sales subsidiary (En Pointe Technologies Sales, Inc.) that is qualified to do business in all fifty states. Our consolidated return excludes PBPO because our investment is less than the required 80% to consolidate under federal tax law. Thus, none of the losses generated by PBPO are available for the reduction of income taxes.

      As of September 30, 2004, we had $8.9 million of NOL carry-forwards for which a 100% valuation allowance has been provided. The NOL carry-forwards are scheduled to expire at various dates through fiscal year 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry-forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three year testing period. Of the total $8.9 million NOL carry-forwards, $4.7 million will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since those losses were attributable to the exercise of employee stock options, which had been recognized as expense for tax purposes but not for financial statement purposes.

      Net Income (Loss). Net income increased $3.8 million to $1.4 million from a net loss of $2.4 million in prior fiscal year 2003. The principal reason for our improvement in the net income was due to the reduction in selling and marketing expenses of $4.7 million discussed above. As a percentage of net sales, net income was 0.5% in fiscal 2004, as compared with 0.8% net loss in fiscal 2003.

Comparison of Fiscal Years Ended September 30, 2003 and 2002

      Net Sales. Net sales increased $32.8 million, or 12.7%, to $289.8 million in fiscal 2003 from $257.0 million in fiscal 2002. The increase in net sales was steady throughout the fiscal year, as net sales increased in each quarter of fiscal year 2003 over those reported in the respective quarters of the prior fiscal year. The Tabin Corporation acquisition that was made in October 2002 provided approximately $16.4 million of the $32.8 million increase in net sales, or 50.1%. For the year ended September 30, 2003, net sales were less concentrated than in previous fiscal years with no customer accounting for 10% or more of total net sales.

      While product sales led service sales in registering the largest dollar increase, service sales easily outpaced product sales in terms of percentage growth from that of the prior fiscal year. Product net sales increased $22.5 million, or 9.8%, to $252.5 million in fiscal 2003 from $230.0 million in fiscal 2002. Service revenues increased $10.2 million, or 37.8%, to $37.3 million in fiscal 2003 from $27.1 million in fiscal 2002. A portion of the strong growth in service revenues can be attributed to several projects that favorably impacted the second half of fiscal 2003 that wound down in early fiscal 2004.

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

      Selling and Marketing Expenses. Selling and marketing expenses increased $4.0 million, or 16.6%, to $27.6 million in fiscal 2003, from $23.6 million in fiscal 2002. The expense increase related to selling and marketing expenses arising from our commitment that commenced late in fiscal 2002 to reverse past sales declines by selectively increasing the size of its direct sales force. Therefore, most of the increase in selling and marketing expenses relates to commissions, salaries and wage related benefits. To mitigate the costs associated with increasing the direct sales force and to boost productivity, we, late in the June 2003 fiscal quarter, initiated an offshore outsourcing program for much of our back-office sales support.

      The increase in selling and marketing expenses was decidedly less when expressed as a percentage of net sales because of the improvement in net sales. Increased sales provided a larger base for spreading certain fixed elements of selling and marketing expense. As a result, selling and marketing expenses increased only 0.3% to 9.5% in 2003 from 9.2% in 2002.

      General and Administrative Expenses. General and administrative expenses decreased $0.8 million or 7.3% to $10.0 million in fiscal 2003, from $10.8 million in fiscal 2002. Factors responsible for the reduction in general and administrative expenses included reduced wage related expenses of $1.0 million and reduced facilities related expense of $0.7 million. The offshore outsourcing program that began in the June 2003 fiscal quarter contributed to the reduction in wages as did the reduction in wages from the decline in the number of personnel employed. Rent reduction resulted from the finalization of the closure of certain branch offices that were no longer operational as well as the prior year’s renegotiation of the headquarters lease in May of 2002. The benefits of the reduction of expense related to wages and facilities were reduced by the $0.9 million increase in legal expense. When general and administrative expenses are expressed as a percentage of net sales, there was a decrease of 0.7% from 4.2% to 3.5% in fiscal 2003.

      Charges (Income). Charges of $0.4 million in fiscal 2003 primarily resulted from the February 2003 settlement of a litigation claim. The court approved the dismissal and settlement of the stockholder derivative litigation, Fredrick V. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff’s attorney fees of approximately $0.4 million. After a review by selected members of our Board of Directors who were not defendants in the litigation, and based on the Board’s review and recommendation, we paid the settlement and charged the full amount to expense.

      Operating Loss. Operating loss decreased $4.1 million, or 68.0%, to a loss of $1.9 million in fiscal 2003 from a $6.0 million operating loss in fiscal 2002. The decrease was attributed to an $8.5 million increase in gross profits reduced by an increase of $4.4 million in operating expenses. The operating loss when expressed as a percentage of net sales decreased 1.6% to 0.7% in 2003 from 2.3% in 2002.

      Interest Expense. Interest expense is net of interest income of $0.1 million. Interest expense incurred under the Foothill Capital Corporation (“Foothill”) financing agreement consisted principally of 1%-1.25% charges for acting as guarantor to IBM Credit Corporation (“IBMCC”) in order for IBMCC to provide us with 30-day interest-free flooring. In addition to the guarantee charge, Foothill charged from 6% to 6.5% per annum for use of their line and for float and 0.3% per annum for any unused credit line. Total interest and related charges paid to Foothill amounted to $0.4 million. Most of the interest expense, $0.5 million, incurred by us represents interest expense related to the Ontario facility lease that is being treated as a financing lease and is presently carried as a long-term liability.

      Income from Reversal of Losses from Affiliates. As a result of the deconsolidation of two previously consolidated subsidiaries, in the June quarter of 2002 we began using the equity method of accounting to record our interest in the losses related to the two affiliates. Because we had guaranteed certain debts of our affiliates and were responsible under certain other obligations, losses in excess of our investment in our affiliates were recorded. The majority of the income from the reversal of losses, $8.4 million was reversed in fiscal 2001, with $0.7 million reversed in fiscal 2002 and the remaining balance of $0.1 million reversed in the first quarter of fiscal year 2003.

      (Benefit) Provision for Income Taxes. We have not recorded a tax benefit in the current year as it is likely that any tax benefits will not be realized in the near future. During the second quarter of fiscal 2002, we recognized an unanticipated net $1.5 million of federal income tax benefit. The “Job Creation and Worker Assistance Act of 2002” tax bill allowed us to carry back net operating losses (“NOLs”) arising from the current fiscal year as well as from the prior fiscal year to recover taxes from the two fiscal years ended September 30, 1997 and 1996 that were previously closed to such carry backs.

      We file consolidated federal income tax returns, while for many of our state tax returns we file separately under the name of our wholly-owned sales subsidiary (En Pointe Technologies Sales, Inc.) that is qualified to do business in all fifty states.

      In carrying tax losses back to prior years we have exhausted all of our benefits from recovery of taxes paid in prior years so that any future losses will have to be carried forward to apply to future income years. As of September 30, 2003 we had $10.8 million of such net operating losses (“NOLs”) that may be carried forward of which $4.7 million NOL will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since that portion of the NOL was attributable to the exercise of stock options by employees which had not been recognized as expense for financial statement purposes.

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

Liquidity and Capital Resources

      During fiscal 2004, our operating activities provided cash totaling $6.5 million, $5.5 million more than the $1.0 million provided in the prior fiscal year. The lead contributor to the $5.5 million net increase in cash from operating activities was the $7.0 million decrease in accounts receivable, as accounts receivable, with the decline in sales, decreased $3.4 million in fiscal 2004 while rising $3.6 million in fiscal 2003. Another factor contributing to the improvement in cash operations was net income, which rose to $1.4 million, or $3.8 million more than the net loss of $2.4 million in fiscal year 2003.

      Our accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2004 and 2003, was $31.6 million and $35.1 million, respectively. The number of days’ sales outstanding in accounts receivable decreased slightly to 41 days from 44 days, as of September 30, 2004 and 2003, respectively.

      Investing activities used cash totaling $1.0 million for fiscal 2004, a decrease of $0.1 million from the prior fiscal year. While we purchased $0.8 million more in equipment in fiscal year 2004 than 2003, in fiscal year 2003 we expended $0.9 million more than fiscal 2004 for the acquisition of Tabin Corporation.

      Financing activities provided net cash totaling $7.4 million in fiscal 2004, or $8.6 million more than the $1.2 million of net cash used in fiscal 2003. Most of the $8.6 million increase in cash from financing activities came from $8.1 million of additional net borrowings made under our line of credit.

      As of September 30, 2004, we had approximately $16.1 million in cash and working capital of $17.9 million. To improve our financing flexibility and reduce costs, in June 2004 we closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, we may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, we may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. We anticipate that a substantial portion of such purchases from GE approved vendors will be on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of September 30, 2004.

      The GE facility is collateralized by accounts receivable, inventory and all of our other assets. As of September 30, 2004, approximately $18.3 million in borrowings were outstanding under our $30.0 million financing facility. At September 30, 2004, we had additional borrowings available of approximately $7.0 million after taking into consideration the available collateral and borrowing limitations under the agreements.

      As discussed in the Overview section above, the recent five marginally profitable quarters have seen the beginning of a reversal of the loss trend that was so prevalent for four of our past five years of operations. To accomplish that, in the second quarter of fiscal year 2002, our Chairman and CEO changed key executives and resumed his role as our President with day-to-day responsibilities. He refocused our sales strategy to a more aggressive face-to-face style, encouraged selling of higher margin managed services, and enhanced our sales opportunities by qualifying us as a “minority-owned” business. We evaluated smaller competitors that could be accretive to our earnings as potential acquisition candidates. To return us to the low cost operational overhead model under which we had previously succeeded, we contracted with off-shore firms to provide back-office operational and accounting related services at rates substantially discounted to those available in the U.S.

      Management believes its turn around plans will continue to be successful in improving our sales and profitability. However, if we are unable to maintain compliance with our loan covenants and if such noncompliance is not waived by GE, the working capital line of credit could be revoked prior to its expiration date. In such eventuality, we believe that we have sufficient working capital to enable us to continue to operate through at least September 30, 2005. However, we would be required to significantly scale down our business plans if we were unable to obtain alternative sources of financing.

Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. We adopted FIN 46 for the quarter ended December 31, 2003, which adversely affected our operating results due to substantial losses from our VIE investment, PBPO, being consolidated.

      In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which partially deferred the effective date of FIN 46 for certain entities and makes other changes to FIN 46, including a more complete definition of variable interest and an exemption for many entities defined as businesses.

      In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) finalized new guidance on other-than-temporary impairment of debt and equity securities. The impairment evaluation guidance in Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is effective for reporting periods beginning after June 15, 2004. We had previously been evaluating impairments of debt and equity securities using much of the guidance incorporated into this new EITF Issue. The implementation of this guidance does not significantly change our procedures for evaluating impairments.

Obligations and Commitments

      As of September 30, 2004, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations and commercial commitments:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Capital leases	$1,363	$763	$600	$—	$—
Operating leases	$1,852	$1,174	$678	$—	$—
Line of credit	$18,309	$18,309	$—	$—	$—
PBPO Note payable*	$600	$—	$—	$—	$600

*	The PBPO note payable was subsequently, in October 2004, fully satisfied through conversion to Series A non-voting convertible preferred stock.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We presently have limited exposure to market risk from changes in interest rates from borrowings under our line of credit with GE. While GE’s lending agreement provides for interest at 1% over prime per annum with a minimum rate of 5.0%, effectively with the interest-free flooring that has been made available, we incur little or no interest expense.

      We are also committed to certain off-balance sheet obligations represented by operating leases for office facilities and various types of office equipment which are fully disclosed in the financial statement footnotes. We have no commercial paper, derivatives, swaps, hedges, joint ventures and/or partnerships, or currency fluctuation to disclose and evaluate for market risks.

Item 8.	Financial Statements and Supplementary Data

      The financial statements are listed in the Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and have concluded that there was no change during the fourth quarter of our 2004 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      There is hereby incorporated by reference the information appearing under the captions “Directors,” “Executive Officers,” “Audit Committee,” “Audit Committee Financial Experts” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive proxy statement for the 2005 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2005.

      We adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2004, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees. We posted the Code of Ethics on our website at www.enpointe.com. Any amendment or waiver to our Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K.

Item 11.	Executive Compensation

      There is hereby incorporated by reference information appearing under the captions “EXECUTIVE COMPENSATION,” “Directors’ Compensation,” and “STOCK PERFORMANCE GRAPH” from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

      There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2005.

Equity Compensation Plan Information

      The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of September 30, 2004. Our sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by our stockholders, and is listed separately below. We do not have any non-stockholder approved equity compensation plans.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding	as of September 30, 2004
	Warrants and Rights as	Options, Warrants	(Excluding Securities
	of September 30, 2004	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	1,495,388	$3.52	545,475
Employee Stock Purchase Plan	N/A	N/A	350,007
Equity compensation plans not approved by security holders	—	—	—

Total	1,495,388	$3.52	895,482

Item 13.	Certain Relationships and Related Transactions

      There is hereby incorporated by reference the information appearing under the caption “Certain Transactions” from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2005.

Item 14.	Principal Accountant Fees and Services

      There is hereby incorporated by reference the information appearing under the caption “PRINCIPAL ACCOUNTANT FEES AND SERVICES” from our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

      (b) Exhibits

      The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

EN POINTE TECHNOLOGIES, INC.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

En Pointe Technologies, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 27, 2004

EN POINTE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands except
	share and per share
	amounts)
ASSETS
Current assets:
Cash	$16,072	$3,218
Restricted cash	71	70
Accounts receivable, net of allowance for returns and doubtful accounts of $1,044 and $1,102, respectively	31,571	35,123
Inventories, net of allowances of $354 and $316, respectively	7,105	5,746
Prepaid expenses and other current assets	578	413

Total current assets	55,397	44,570
Property and equipment, net of accumulated depreciation and amortization	5,346	5,988
Other assets	689	1,097

Total assets	$61,432	$51,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$13,971	$12,642
Borrowings under lines of credit	18,309	11,326
Accrued employee compensation and benefits	2,406	2,540
Other accrued liabilities	1,681	2,169
Deferred service revenues	77	477
Other current liabilities	1,074	684

Total current liabilities	37,518	29,838
Long term liabilities	5,628	5,391

Total liabilities	43,146	35,229

Minority interest	308	—

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized — 40,000,000; with 6,814,336 and 6,721,827 shares issued and outstanding	7	7
Additional paid-in capital	41,390	41,241
Treasury stock, at cost; 702 and 1,952 shares in 2004 and 2003	(1)	(4)
Accumulated deficit	(23,418)	(24,818)

Total stockholders’ equity	17,978	16,426

Total liabilities and stockholders’ equity	$61,432	$51,655

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(In thousands except per
	share amounts)
Net sales
Product	$236,707	$252,493	$229,967
Service	42,527	37,318	27,076

Total net sales	279,234	289,811	257,043

Cost of sales
Product	219,125	233,059	212,512
Service	25,633	20,712	16,993

Total cost of sales	244,758	253,771	229,505

Gross profit
Product	17,582	19,434	17,455
Service	16,894	16,606	10,083

Total gross profit	34,476	36,040	27,538
Selling and marketing expenses	22,930	27,556	23,631
General and administrative expenses	10,048	9,998	10,783
Special charges (income)	—	393	(918)

Operating income (loss)	1,499	(1,907)	(5,958)
Interest expense, net	749	871	686
Other income, net	(646)	(238)	(364)
Minority interests	(136)	—	—

Income (loss) before income taxes and income from affiliates	1,532	(2,540)	(6,280)
Provision (benefit) for income taxes	131	—	(2,182)
Income from reversal of losses from affiliates		143	674

Net income (loss)	$1,401	$(2,397)	$(3,424)

Net income (loss) per share:
Basic	$.21	$(.36)	$(.51)

Diluted	$.20	$(.36)	$(.51)

Weighted average shares and share equivalents outstanding:
Basic	6,737	6,720	6,666

Diluted	6,854	6,720	6,666

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Treasury	Unearned	(Accumulated
	Shares	Amount	Capital	Stock	Compensation	Deficit)	Total

	(In thousands)
Balance at September 30, 2001	6,656	$7	$41,182	$(214)	$(16)	$(18,922)	$22,037
Issuance of common stock under stock purchase plan	65	—	59	—	—	—	59
Amortization of deferred compensation	—	—	—		16	—	16
Treasury stock issued under stock plans	—	—	—	210	—	(75)	135
Net loss	—	—	—	—	—	(3,424)	(3,424)

Balance at September 30, 2002	6,721	$7	$41,241	$(4)	$—	$(22,421)	$18,823
Net loss	—	—	—	—	—	(2,397)	(2,397)

Balance at September 30, 2003	6,721	$7	$41,241	$(4)	$—	$(24,818)	$16,426
Issuance of common stock under stock option plan	93	—	149				149
Treasury stock issued under stock plans				3		(1)	2
Net income						1,401	1,401

Balance at September 30, 2004	6,814	$7	$41,390	$(1)	$—	$(23,418)	$17,978

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Net income (loss )	$1,401	$(2,397)	$(3,424)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,884	1,788	1,818
Allowance for doubtful accounts	145	199	514
Allowance (reduction) for returns and other allowances	91	70	(280)
Allowance (reduction) for inventory obsolescense	38	169	(249)
Amortization of deferred compensation	—	—	16
Loss reversal income from affiliates	—	(143)	(674)
Minority interest in loss of subsidiary	(136)	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	6
Accounts receivable	3,407	(3,644)	4,787
Inventories	(1,397)	(228)	1,034
Recoverable taxes	—	1,800	42
Prepaid expenses and other current assets	215	200	427
Other assets	129	60	(338)
Accounts payable, trade	1,329	2,782	1,608
Accrued expenses	(622)	718	(4,008)
Other current liabilities and deferred revenues	(233)	(411)	(417)

Net cash provided by operating activities	6,251	963	862

Acquisition of business	—	(921)	—
Purchase of property and equipment	(765)	(227)	(901)

Net cash used by investing activities	(765)	(1,148)	(901)

Net (repayments) borrowings under lines of credit	6,983	(1,095)	2,981
Payment on notes payable	(210)	(131)	(91)
Net proceeds from sale of common stock under employee plans	151	—	194
Capital contributed by minority interest	444	—	—

Net cash provided (used) by financing activities	7,368	(1,226)	3,084

Increase (decrease) in cash	12,854	(1,411)	3,045
Cash at beginning of year	3,218	4,629	1,584

Cash at end of year	$16,072	$3,218	$4,629

Supplemental disclosures of cash flow information:
Interest paid	$750	$917	$741

Income taxes (refunded)	$—	$(1,958)	$(1,767)

Supplemental schedule of non-cash financing and investing activities:
Capitalized lease	$69	$133	$—

See Notes to Consolidated Financial Statements.

1	Organization and Summary of Significant Accounting Policies

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

Liquidity and Management Plans

      The recent five marginally profitable quarters have seen the beginning of a reversal of the loss trend that was so prevalent for four of the past five years of operations. To accomplish that, in the second quarter of fiscal year 2002, the Chairman and CEO changed key executives and resumed his role as President with day-to-day responsibilities. He refocused the sales strategy to a more aggressive face-to-face style, encouraged selling of higher margin managed services, and enhanced sales opportunities by qualifying us as a “minority-owned” business. The Company evaluated smaller competitors that could be accretive to its earnings as potential acquisition candidates. To return the Company to the low cost operational overhead model under which it had previously succeeded, it contracted with off-shore firms to provide back-office operational and accounting related services at rates substantially discounted to those available in the U.S.

      While sales and gross profits for the fiscal year ended September 30, 2004 lagged the results of the prior fiscal year, the marked reduction in operating costs aided, in part, by the shifting of back-office operations off-shore provided a $4.8 million cost reduction and a turnaround in earnings. The $4.8 million reduction in operating costs includes $1.1 million of start-up operating costs of Premier BPO, Inc. (“PBPO”), which when excluded brings the core operating cost reduction to $5.9 million total.

      As of September 30, 2004, the Company had approximately $16.1 million in cash and working capital of $17.9 million. As discussed in Note 3, in June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. As of September 30, 2004, credit line borrowings amounted to $18.3 million, all subject to the interest-free flooring agreement. The Company had additional borrowings available of approximately $7.0 million after taking into consideration the available collateral and borrowing limitations under its agreements. Borrowings under the financing agreement are collateralized by substantially all of the Company’s assets. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. The Company was in compliance with all of its debt covenants as of September 30, 2004.

      Management believes that the financing available under the Company’s financing facility, together with the Company’s working capital resources (at September 30, 2004, the Company had net working capital of approximately $17.9 million) will provide sufficient working capital to finance operations through at least the fiscal year ended September 30, 2005.

      Management further believes its turn around plans will continue to be successful in improving the Company’s sales and profitability. However, if the Company is unable to maintain compliance with its loan covenants and if such noncompliance is not waived by its lender, the working capital line of credit could be revoked prior to its expiration date. In such eventuality, management believes that it has sufficient working capital to enable it to continue to operate through at least September 30, 2005. However, the Company would be required to significantly scale down its business plans if it were unable to obtain alternative sources of financing.

Principles of Consolidation

      The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries as well as PBPO, an approximate 38% owned Variable Interest Entity. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Since there are other stockholders of PBPO who collectively represent approximately 62% ownership, both their majority ownership interest and their entitlement to share in losses is reflected in the Company’s consolidated balance sheet and statement of operations as “minority interest”. Losses allocated to the 62% owners of PBPO are not based upon the percentage of ownership, but upon the “at risk” capital of each of those owners. Losses in excess of their “at risk” capital are allocated to the Company without regard for capital at risk.

Investment in Premier PBO, Inc.

      During fiscal year 2004 in a series of two private stock offerings, the Company invested $509,000 for an approximate 38% ownership interest in a privately-held corporation formed in October 2003, PBPO (formerly En Pointe Global Services, Inc.). PBPO is a business process outsourcing company headquartered in Clarksville, Tennessee. In addition, the Company provided PBPO with a $600,000 five-year 6% interest-bearing note for working capital that was subsequently converted to Series A non-voting convertible preferred stock in October 2004. PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the PBPO investors with the Company. One of the Company’s board members owns approximately 22% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing, owns collectively approximately 22% of PBPO. Because of the substantial investment that the Company made in PBPO, the related party nature of the investment, as well as other factors, when the Company evaluated its acquired interest in PBPO, the Company determined that it met the tests of a Variable Interest Entity under FIN 46 and has thus consolidated its interest in PBPO since inception.

      PBPO has contracted for the services of workers in Islamabad, Pakistan, to perform data entry and accounts receivable functions for their customers. Ovex provided the contract workers to PBPO as well as the use of their facility, which is also shared concurrently with En Pointe and its contracted workers. The owners of Ovex have collectively an approximate 22% ownership interest in PBPO and a $600,000 five-year 6% interest-bearing note for working capital from PBPO that was subsequently converted to Series A non-voting convertible preferred stock in October 2004.

      In October 2003, PBPO obtained a five year option agreement whereby PBPO may purchase all of the equity of Ovex for $2.0 million.

Investment in Unconsolidated Affiliates

      The Company had recognized accumulated losses in excess of its ownership interest in two former subsidiaries during the periods in which the former subsidiaries were consolidated. As of September 30, 2003 and 2002, the Company’s adjusted basis under the equity method of accounting had been reduced to zero. In accordance with the equity method of accounting, when the Company’s former subsidiaries were deconsolidated and became affiliates, the Company suspended recognition of equity method losses after its adjusted basis was reduced to zero. Because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company’s investment in its affiliates were recorded. During the years ended September 30, 2003 and 2002, the Company recognized income from reversal of excess losses previously recognized from affiliates of $143,000 and $674,000, respectively. As a result of that recognition of income from reversal of excess losses from former affiliates, no additional excess losses from affiliates remains on the Company’s balance sheet.

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

Revenue Recognition

      The Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

      Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. The Company generally considers this to occur upon receipt of products by the customer, although some customers accept title upon shipment. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with its shippers and suppliers.

      Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company’s suppliers, less rebates.

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant risk on cash and cash equivalents

Restricted Cash

      Restricted cash at September 30, 2004 and 2003 represents deposits maintained for certain government tax agencies.

Inventories

      Inventories consist principally of merchandise being configured for customer orders and merchandise purchased by us that has been drop shipped, but not yet received and accepted by the customer and are stated at the lower of cost (specific identification method) or market. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value. Changes to increase inventory reserves are recorded as an increase in cost of goods sold.

Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to seven years. Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Such amortization expense is included in depreciation expense. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.

      The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. This software will be used primarily internally and, accordingly, such capitalized software development costs will be amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 2) includes $203,000 of capitalized software development costs as of September 30, 2004 and none in prior years The Company has not begun amortizing the capitalized development costs as the development of the software has not reached completion.

Fair Value of Financial Instruments

      The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. The carrying amount of the Company’s long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

Impairment of Long-Lived Assets

      The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors the Company considers include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate that the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.

      SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

      Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

      In accordance with SFAS 142, the Company selected September 30 as the date on which the Company will perform its annual goodwill impairment test. Based on its valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended September 30, 2004 and 2003.

      In connection with the Company’s acquisition subsequent to July 1, 2001, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values as determined by management and were based on information currently available and current assumptions as to future operations. The excess purchase price over those fair values was recorded as goodwill. The Company’s goodwill balance during the years ended September 30, 2004 and 2003 was $230,000 and was included in other assets in the accompanying consolidated balance sheet.

      Separable intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of customer relationships and are amortized over the expected period of benefit of five years using the straight-line method. Such intangible assets amount to $470,000 less accumulated amortization of $188,000 and $94,000 at September 30, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Advertising and Shipping and Handling Costs

      The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2004, 2003, and 2002 advertising expense was approximately $265,000, $549,000 and $349,000 respectively. Shipping and handling costs incurred by us are included in cost of sales.

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

Concentration of Credit Risk and Major Customers and Vendors

      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable. The Company’s cash deposits are placed with various financial institutions; at times such balances with any one financial institution may be in excess of the FDIC insurance limits.

      Those customers that accounted for more than 10% of net sales were as follows with their respective percentage of outstanding accounts receivable at fiscal year end:

	Years Ended September 30, and as of September 30,

	2004		2003		2002

	% Net	% Trade	% Net	% Trade	% Net	% Trade
	Sales	Receivables	Sales	Receivables	Sales	Receivables

Customer 1	11%	10%	—	—	11	16
Customer 2	—	—	—	—	10	10

	11%	10%	—	—	21	26

      The Company performs periodic credit evaluations of the financial condition of its customers, monitor collections and payments from customers, and generally do not require collateral. Receivables are generally due within 45 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations.

      The Company contract with various suppliers. Although there are a limited number of suppliers capable of supplying its inventory needs, the Company believes that any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.

      Purchases from the Company’s three largest vendors during the years ended September 30, 2004, 2003, and 2002, comprised, 56%, 53%, and 63% respectively, of its total purchases of inventory and supplies purchases.

Treasury Stock

      The Company uses the specific identification method for accounting for treasury stock. During the 2001 fiscal year, the Company purchased 120,000 shares for $253,000, and subsequently, issued 64,000 shares for employee stock benefit plans for $163,000. During the 2004 and 2002 fiscal years, the Company issued 1,000 and 100,000 additional shares respectively for employee stock benefit plans amounting to $2,000 and $135,000 respectively. At September 30, 2004 and 2003, there remained approximately 1,000 and 2,000 respectively treasury shares, with a cost of $1,000 and $4,000 respectively.

Stock Based Compensation

      The Company accounts for grants of options to purchase its common stock to key personnel in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

      The Company adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on its financial condition or operating results.

      The Company accounts for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company has chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

      Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, its net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended September 30,

	2004	2003	2002

Net income (loss) as reported	$1,401	$(2,397)	$(3,424)
Stock based compensation cost, net of related tax effects, using the fair value method of reporting	(684)	(769)	(1,156)

Pro forma net income (loss)	$717	$(3,166)	$(4,580)

Basic earnings (loss) per common share:
As reported	$.21	$(.36)	$(.51)

Pro forma	$.11	$(.47)	$(.69)

Diluted earnings (loss) per common share:
As reported	$.20	$(.36)	$(.51)

Pro forma	$.10	$(.47)	$(.69)

Vendor Programs

      The Company receives incentives from suppliers related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company uses their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of operating expense or cost of goods sold in accordance with Emerging Issues Task Force Issue No. 02-16, as the related marketing expenses are recognized.

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

Earnings per Share

      The Company accounts for earnings per common share in accordance with SFAS 128 “Earnings per Share”. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, consisting of stock options, are not included in the calculation to the extent they are antidilutive.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income.” establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of comprehensive income for fiscal years ended September 30, 2004, 2003 and 2002.

Segment Reporting

      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2004, 2003 and 2002, the Company operated in only one segment.

      The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.

Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 requires variable interest entities (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. FIN 46 also requires disclosures about VIE that a company is not required to consolidate but in which it has a significant variable interest. The provisions of this interpretation apply immediately to VIE created after January 31, 2003 and apply to existing VIE in the first fiscal year or interim period ending after December 15, 2003. We adopted FIN 46 for the quarter ended December 31, 2003, which adversely affected our operating results due to substantial losses from our VIE investment, PBPO, being consolidated

      In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), which partially deferred the effective date of FIN 46 for certain entities and makes other changes to FIN 46, including a more complete definition of variable interest and an exemption for many entities defined as businesses.

      In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) finalized new guidance on other-than-temporary impairment of debt and equity securities. The impairment evaluation guidance in Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is effective for reporting periods beginning after June 15, 2004. We had previously been evaluating impairments of debt and equity securities using much of the guidance incorporated into this new EITF Issue. The implementation of this guidance does not significantly change our procedures for evaluating impairments.

2	Property and Equipment

      Property and equipment consist of the following (in thousands):

	September 30,

	2004	2003

Software under development	$203	$—
Computer equipment and software	7,870	8,373
Office equipment and other	963	1,019
Leasehold improvements	439	434
Capitalized leases (see Note 6)	5,279	5,210

	14,754	15,036
Less: Accumulated depreciation and amortization	(9,407)	(9,048)

	$5,346	$5,988

      Depreciation and amortization expense was $1,574, $1,788 and $1,818 for the years ended September 30, 2004, 2003, and 2002 respectively. Accumulated amortization on capitalized leases was $777 and $604 at September 30, 2004 and 2003, respectively.

3	Lines of Credit

      At September 30, 2004 and 2003, the Company had outstanding borrowings of $18,309,000 and $11,326,000 respectively, under lines of credit with various financial institutions. At September 30, 2004 and 2003, the line of credit agreements provide financing for cash advances and flooring of up to $30.0 million.

      In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Borrowings under the line of credit agreement are collateralized by 85% of eligible accounts receivable (as defined in the agreement) and substantially all of the Company’s assets. At September 30, 2004, the Company had additional borrowings available of approximately $7.0 million after taking into consideration the available collateral and borrowing limitations under the agreement. Borrowings are limited to specific percentages of the Company’s accounts receivable and inventory balances.

      The financing agreement contains the following liquidity financial covenants:

1. EBITDA must be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter.

2. Tangible net worth and subordinated debt must equal or exceed $14.0 million.

3. The ratio of debt minus subordinated debt to tangible net worth and subordinated debt must not exceed 3.5 to one.

4. The ratio of current tangible assets to current liabilities must not be less than 1.2 to one.

      The prime rate of interest was 4.75%, and 4.00% at September 30, 2004 and 2003, respectively, and the weighted average interest rates incurred under line of credit borrowings for the years ended September 30, 2004, 2003 and 2002 were 1.00%, 3.00%, and 1.00%, respectively. The 1.00% weighted average interest rate for the 2004 fiscal year, resulted from most borrowings being financed under the Company’s former interest-free flooring agreement that required a 1% guarantee fee to be paid to the primary lender. Since the Company replaced its working capital financing facility in June 2004, no interest expense has been incurred on borrowings. Interest expense, the majority of which was for the Ontario facility lease (See Note 7) for the years ended September 30, 2004, 2003 and 2002 was $805, $937, and $823 respectively.

4	Charges and Income

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

      In June 2001, the Company underwent its second restructuring, part of its plan to convert from fixed sales offices to virtual sales offices. In executing the restructure, the workforce was reduced by 64 employees and 9 rental locations were either closed and converted to virtual sales locations or were reduced in size. In connection with the restructuring, we recorded restructuring charges of $1,263,000. The following table summarizes the restructuring charges and the remaining reserves associated with the restructuring in thousands:

Balance at October 1, 2001	$1,263
Adjustments	(70)
Cash payments	(990)

Balance at September 30, 2002	203
Cash payments	(181)

Balance at September 30, 2003	22
Adjustments	(22)

Balance at September 30, 2004	$—

5	Employee Benefit Plan

      The Company has an employee savings plan (the “401(k) Plan”) that covers substantially all full-time employees who are twenty-one years of age or older. The Company’s contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

6	Income Taxes

      The components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Current:
Federal	$38	$—	$(2,227)
State	93	—	45

	131	—	(2,182)

      The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Year Ended
	September 30,

	2004	2003	2002

Federal statutory rate	35%	(35)%	(35)%
State taxes, net of federal benefits	4	2	1
Expenses not deductible	2	—	—
Losses providing no tax benefits	26	—	7
Minority interest	(3)	—	—
Net operating loss carryforward	(37)	—	—
Affiliate income not subject to tax	—	—	(4)
Benefit from tax law change related to prior fiscal years	—	—	(8)
Valuation allowances	(18)	33	—

	9%	—%	(39)%

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of $5.6 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands):

	September 30,

	2004	2003

Deferred tax assets:
Accounts receivable and allowance for returns	$706	$759
Expenses not currently deductible	655	919
Depreciation	725	643
Federal net operating loss	3,127	3,775
State net operating loss	563	678

	5,776	6,774
Deferred tax liabilities	—	—

Net deferred tax asset	5,776	6,774
Valuation allowance	(5,776)	(6,774)

Deferred tax liability/asset	$—	$—

      The Company had the following Federal net operating losses (“NOL”) available:

		Expiration
Year NOL Incurred	NOL Amount	Date

	(In thousands)
2000	$2,860	2020
2002	4,036	2022
2003	2,038	2023

	$8,934

      Only a portion of the above $8.9 million NOL carry forward will benefit earnings, as $4.7 million was attributable to the exercise of stock options and will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

7	Commitments and Contingencies

      The Company leases office facilities and various types of office equipment. These leases vary in duration and many contain renewal options and/or escalation clauses. Sublease income results principally from the subletting of the Company’s Ontario facility and former branch sales offices that were closed but have remaining lease obligations. Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2004 were approximately as follows (in thousands):

	Minimum Lease	Sublease	Capitalized
	Payments	Income	Leases

2005	$1,174	$222	$763
2006	655	111	577
2007	23	—	23

Total minimum lease payments	$1,852	$333	1,363

Additional long-term lease payments required in sale-leaseback			4,744

			6,107
Less amount representing interest			(906)

			$5,201

Current			236
Long-term			4,965

			$5,201

      On June 24 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net lease term of 15 years. The base rent was $544,000 the first year with 3% increases in each of the following 15 years. The terms of the lease permit termination of the lease, at no cost or penalty, at the end of the seventh and tenth years, on May 30, 2006 and 2009, respectively.

      The Company currently occupies approximately 55% of the facility and planned and accomplished the subleasing of the remaining space in February of 2002. However, under SFAS No. 98 “Accounting for Leases”, subleasing space in excess of 10% is considered retaining a financial interest in the property and requires that the property remain on the financial statements. The balance sheet therefore reflects the property and equipment at its estimated fair value and related liability until the lease qualifies as a “normal leaseback” under SFAS No. 98.

      Rent expense for the years ended September 30, 2004, 2003, and 2002 under all operating leases was approximately $1,294,000, $1,731,000 and $2,072,000 respectively.

      For the year ended September 30, 2004, 2003 and 2002, Ontario facility rent expense, which is characterized as a financing lease under SFAS No. 98 and reported as interest expense, was approximately $534,000, $547,000 and $558,000 respectively.

8	Earnings per Share and Preferred Stock

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,

	2004	2003	2002

Net income (loss)	$1,401	$(2,397)	$(3,424)

Denominator:
Weighted-average shares outstanding	6,737	6,720	6,666
Effect of dilutive securities:
Dilutive potential of options and warrants	117	—	—

Weighted-average shares and share equivalents outstanding	6,854	6,720	6,666

Basic income (loss) per share	$.21	$(.36)	$(.51)

Diluted income (loss) per share	$.20	$(.36)	$(.51)

      The dilutive potential of stock options, which include 5,819,000 shares for the years ended September 30, 2002, has been excluded from the calculation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

      The Company has an anti-takeover provision that grants its Board of Directors the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of the Company’s outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in the Company’s control without action by the stockholders, and therefore could adversely affect the market price of its common stock.

9	Stock Options

      In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. As of September 30, 2004 and 2003, the shares available for grant under the plan were 545,475 and 801,689, respectively.

      During the year ended September 30, 2004, the Company granted options to purchase 450,000 shares of our common stock to directors and employees with an exercise price ranging from $1.74 to $3.38 per share. The options vest over four years and expire ten years from the date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.

      The following is a summary of stock option activity:

			Total Exercise
	Non-Qualified	Incentive	Value

			(In thousands)
Outstanding at September 30, 2001	887,667	759,060	6,089
Granted	250,000	90,000	505
Exercised	—	(25,000)	(48)
Cancelled	(566,000)	(153,711)	(1,503)

Outstanding at September 30, 2002	571,667	670,349	5,043
Granted	—	236,250	295
Exercised	—	—	—
Cancelled	(50,000)	(95,333)	(506)

Outstanding at September 30, 2003	521,667	811,266	4,832
Granted	150,000	300,000	1,309
Exercised	(25,900)	(67,859)	(150)
Cancelled	(29,100)	(164,686)	(734)

Outstanding at September 30, 2004	616,667	878,721	5,257

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life

September 30, 2002	635,151	$5.42	7.22
September 30, 2003	803,539	$4.43	6.79
September 30, 2004	877,719	$3.88	6.21

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	Expected		Risk Free
	Dividend	Expected	Interest	Expected
	Yield	Volatility	Rate	Lives

Year ended September 30, 2002	0%	98%	3.94%	5.0
Year ended September 30, 2003	0%	98%	2.54%	5.0
Year ended September 30, 2004	0%	101%	3.10%	5.0

10	Employee Stock Plan

      The Company has an Employee Stock Purchase Plan (the “Plan”) under which there remains authorized and available for sale to employees an aggregate of 350,007 shares of its common stock at September 30, 2004. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan are made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. In April 2002, the Company announced to its employees that the Company was suspending its Plan until further notice.

11	Acquisition of Business

      On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation, a Chicago-based value-added reseller, providing us with an established presence in one of the largest market places in the U.S. Based on an independent valuation, the total purchase price of approximately $921,000 has been allocated as follows (in thousands):

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

      The Company is amortizing the fair value of customer relationships on a straight-line basis over an estimated useful life of 5 years. At September 30, 2004, there remained a balance of $282,000 of unamortized customer relationships, which over the next three years will be amortized at the rate of $94,000 per year. Under terms of the agreement, the stockholders of Tabin Corporation were eligible to receive additional earn-out payments based upon achieving certain profitability targets over a two-year period beginning November 1, 2002. On July 8, 2003, the stockholders of Tabin Corporation agreed to a modification of the agreement that accepted a one-time payment of $5,000 as payment in full for any sums owed under the earn-out provisions of the acquisition agreement. The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended September 30, 2003 and 2002 as if the acquisition of Tabin Corporation’s operations had occurred on October 1, 2002 and 2001, respectively (in thousands, except per share data).

	Year Ended September 30,

	2003	2002

Net sales	$290,879	$280,650
Net loss	$(2,269)	$(3,367)
Net loss per share:
Basic	$(0.34)	$(0.51)
Diluted	$(0.34)	$(0.51)

12	Litigation

      In March 2000, an action was brought against us in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International (“FSI”). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past four years. Legal counsel is currently unable to predict the outcome of this litigation.

      On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the “En Pointe defendants”). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.

      In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by our shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties have stipulated to a stay of the case pending the class action. The En Pointe defendants intend to vigorously defend the allegations.

      In February 2001, the Company and five of its directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint and intend to vigorously defend the litigation.

      In February 2002, the Company entered into a settlement agreement and release with NovaQuest InfoSystems, now known as WebVision, Inc. The settling parties agreed to stipulate to reverse and vacate a November 7, 2001 Superior Court judgment relating to certain litigation in which the Company owed and accrued on its books $1,375,000 along with accrued interest of $293,000. Under the terms of the settlement agreement, the Company made various payments to representative parties of the plaintiff totaling $1,200,000 in discharge of the litigation claim. The Company recorded the settlement of this litigation as a charge (income) less certain other litigation related income from insurance reimbursement that resulted in a total recovery of $848,000.

      There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse affect on the Company’s business, financial position and results of operations or cash flows.

13	Quarterly Financial Data (Unaudited)

      Selected financial information for the quarterly periods in the fiscal years ended September 30, 2004 and 2003 is presented below (in thousands, except per share amounts):

	Fiscal 2004 Quarter Ended

	September	June	March	December

Net sales	$71,495	$82,863	$61,268	$63,608
Gross profit	8,021	9,472	8,159	8,824
Net income	478	477	205	241
Basic net income per share	.07	.07	.03	.04
Diluted net income per share	.07	.07	.03	.04

	Fiscal 2003 Quarter Ended

	September	June	March	December

Net sales	$72,211	$70,013	$72,011	$75,576
Gross profit	9,688	8,974	8,417	8,961
Net (loss) income	383	(391)	(1,656)	(733)
Basic net income (loss) per share	.06	(.06)	(.25)	(.11)
Diluted net income (loss) per share	.06	(.06)	(.25)	(.11)

	Fiscal 2002 Quarter Ended

	September	June	March	December

Net sales	$61,508	$64,144	$57,291	$74,100
Gross profit	7,126	6,052	7,094	7,266
Net (loss) income	(751)	(1,936)	747	(1,484)
Basic net (loss) income per share	(.11)	(.29)	.11	(.29)
Diluted net (loss) income per share	(.11)	(.29)	.11	(.29)

14	Subsequent Event

      Effective October 1, 2004, the Company purchased certain assets of Viablelinks, Inc., a Portland, Oregon and Boise, Idaho-based regional reseller of technology products and services. Based on an independent preliminary valuation, the total purchase price of approximately $882,000 has been allocated as follows (in thousands):

Cash	$4
Accounts receivable	451
Depreciable assets	57
Customer relationships and Goodwill	370

$882

      The Company allocated the purchase price to the tangible and intangible acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, $370,000 has been allocated to intangible assets, the majority of which relates to amortizable customer relationships. Customer relationships are existing sales contacts that relate to underlying customer relationships pertaining to the products and services provided by the Company. The Company is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately 5 years.

      On October 1, 2004, the Company’s President and CEO was awarded 250,000 non-qualified options to purchase common stock at an exercise price of $2.10 per share, which represented a 5% premium to the closing sales price as reported by the Nasdaq SmallCap Market on that date. The options vest in their entirety on January 1, 2005, however, under the terms of the option agreement, any shares of common stock acquired under the Option Agreement may not be sold or transferred until after October 1, 2006. In addition to the option grant, on October 1, 2004 the President and CEO had his employment contract amended. Under the terms of the amendment, base salary increased from $500,000 to $650,000 per year. The amendment also provides that in the event of termination of employment, under certain circumstances following an unapproved change in control of the Company, a severance payout equal to four times annual base salary in a single lump-sum payment will be made.

      Subsequent to September 30, 2004, the Company and the Saeed brothers, owners of Ovex, each converted their $600,000 notes receivable from PBPO into $1,200,000 of Series A non-voting convertible preferred stock.

EN POINTE TECHNOLOGIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Charges
	Balance at	(Reversals)		Balance at
	Beginning of	to Cost and		End of
	Period	Expenses	Deductions	Period

Year Ended September 30, 2004 (in thousands):
Allowance for doubtful accounts	$1,003	$145	$(203)	$945
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$316	$38	$—	$354

	$1,418	$183	$(203)	$1,398

Year Ended September 30, 2003 (in thousands):
Allowance for doubtful accounts	$1,545	$269	$(811)	$1,003
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$147	$169	$—	$316

	$1,791	$438	$(811)	$1,418

Year Ended September 30, 2002 (in thousands):
Allowance for doubtful accounts	$2,281	$532	$(1,268)	$1,545
Allowance for returns	$303	$(204)	$—	$99
Allowance for price discrepancy	$18	$(18)	$—	$—
Allowance for inventory valuation	$1,097	$(249)	$(701)	$147

	$3,699	$61	$(1,969)	$1,791

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

By:	/s/ ATTIAZAZ “BOB” DIN

Attiazaz “Bob” Din,
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)

Dated: December 23, 2004

POWER OF ATTORNEY

      We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz Din and Javed Latif, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	December 27, 2004

/s/ JAVED LATIF Javed Latif	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 27, 2004

/s/ NAUREEN DIN Naureen Din	Director	December 27, 2004

/s/ ZUBAIR AHMED Zubair Ahmed	Director	December 27, 2004

/s/ MARK BRIGGS Mark Briggs	Director	December 27, 2004

Signature	Title	Date

/s/ EDWARD O. HUNTER Edward O. Hunter	Director	December 27, 2004

/s/ MANSOOR S. SHAH Mansoor S. Shah	Director	December 27, 2004

/s/ TIMOTHY J. LILLIGREN Timothy J. Lilligren	Director	December 27, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed January 18, 2001).
4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.1	En Pointe Technologies, Inc. 1996 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.2	En Pointe Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.5	Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated March 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.6	Amended Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated April 2, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).
10.18	Lease dated May 1999 between U.S. Real Estate Consortium and the Registrant for property located at 1040 Vintage Avenue, Ontario, California (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed January 13, 2000).
10.19	Lease dated April 2001 between Pacific Corporate Towers LLC and the Registrant for the property located at 100 N. Sepulveda Blvd., 19th Floor, El Segundo, California. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q filed August 14, 2001).
10.24	Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed December 31, 2001).
10.25	Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated December 28, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed December 31, 2001).
10.26	Inventory Financing Agreement between En Pointe Technologies Sales, Inc. and IBM Credit Corporation dated December 28, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed December 31, 2001).
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.28	First Amendment to Loan and Security Agreement by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated July 30, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.29	Acknowledgment and Amendment to Financing Agreement by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated August 6, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).

Exhibit
Number	Description

10.30	Second Amendment to Loan and Security Agreement and Consent by and among En Pointe Technologies Sales, Inc., the lenders named therein and Foothill Capital Corporation, dated October 9, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.31	Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.32	Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit Corporation, dated November 21, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.33	Amendment to Lease between Pacific Towers and the Registrant, dated April 30, 2001. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.34	Employment agreement between the Registrant and Kevin D. Ayers, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).
10.35	Employment agreement between the Registrant and Kathy Perez, dated April 20, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).
10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).
10.37	Third Amendment to Loan and Security Agreement by and between En Pointe Technologies Sales, Inc. and Foothill Capital Corporation, as agent for the lenders, dated May 12, 2003. (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q filed May 15, 2003).
10.38	Amendment to Agreement for Inventory Financing by and between En Pointe Technologies Sales, Inc. and IBM Credit LLC (formerly IBM Credit Corporation), dated May 7, 2003. (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-Q filed May 15, 2003).
10.39	Employee Leasing and Licensing Agreement by and between En Pointe Technologies, Inc. and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).
10.40	Loan Agreement by and among En Pointe Technologies, Inc, En Pointe Global Services, Inc. and Ovex Technologies, Ltd., dated February 13, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).
10.41	Business Financing Agreement between En Pointe Technologies, Inc, and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.42	Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated July 27, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.