Form 10-K/A
period 2004-09-30
EN POINTE TECHNOLOGIES INC
filed 2005-01-28
CIK 1010305

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

Common Stock, par value $.001 per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the common stock on March 31, 2004, was approximately $12,233,364.

     The number of outstanding shares of the Registrant’s common stock as of January 21, 2005 was 6,817,330.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     En Pointe Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended September 30, 2004, which was originally filed on December 29, 2004 (the ”Original 10-K“), to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K that was incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on March 17, 2005, to be filed with the Securities and Exchange Commission (the “Commission”), in the Original 10-K. Section G (3) of the General Instructions to the Form 10-K provides that if such Definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by the Original 10-K, the Items comprising Part III information must be filed as an amendment to the Original 10-K not later than the end of the 120-day period. This Amendment No. 1 continues to represent the state of the Company as of the filing date of the Original 10-K, and is not updated to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Commission subsequent to the date of the filing of the Original 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following table and biographical summaries set forth, with respect to each director, his or her age, position or positions with the Company, the year in which he or she first became a director of the Company, and his or her principal occupations or employment during at least the past five years. The directors of the Company are elected annually to serve until the next annual meeting of the stockholders or until their respective successors are elected and qualified.

Name	Age	Position
Attiazaz (“Bob”) Din	52	Chairman of the Board, President and Chief Executive Officer
Naureen Din	50	Director and Assistant Secretary
Zubair Ahmed (1)	52	Director
Mark Briggs	48	Director
Edward O. Hunter (2) (3)	57	Director
Mansoor S. Shah (1) (2) (3)	56	Director
Timothy J. Lilligren (1) (2) (3)	51	Director

(1)	Member of Nominating Committee.

(2)	Member of Audit Committee.

(3)	Member of Compensation Committee.

     ATTIAZAZ (“BOB”) DIN is a founder of the Company and has served in various capacities with the Company since its inception in January 1993. Mr. Din has served as a director since April 1994, as the Chairman of the Board and Chief Executive Officer of the Company since January 1996, and as President since March 2002. Mr. Din also previously served as the Company’s President from April 1994 to September 1997 and from January 1999 to May 2000. Prior to founding the Company, from November 1985 to January 1993, Mr. Din served as Chairman of the Board of Directors, President and Chief Executive Officer of InfoSystems Computer Center, a Southern California-based reseller of computer products. Mr. Din currently serves on the Boards of Directors of En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, En Pointe Gov, Inc. (formerly En Pointe Ventures, Inc.), all wholly-owned subsidiaries of the Company, and Premier BPO, Inc. (formerly En Pointe Global Services, Inc.), a consolidated affiliate of the Company. Pursuant to the terms of Mr. Din’s employment agreement, upon the request of Mr. Din the Company is obligated to include him as a management nominee for election to the Board of Directors during the term of such agreement and for a period of five (5) years thereafter.

     NAUREEN DIN is a founder of the Company and currently serves as a director of the Company. Mrs. Din has served as a director since January 1993. Mrs. Din has served as the Company’s Assistant Secretary since January 2004. Mrs. Din previously served as Secretary from the Company’s inception in January 1993 to March 2001, as President from the Company’s inception to April 1994, as Chief Executive Officer from the Company’s inception until January 1996 and as Chief Financial Officer from the Company’s inception until October 1995. Mrs. Din also sits as a Director on the Board of Development in Literacy, a non-profit organization. Mrs. Din was not employed immediately prior to January 1993.

     ZUBAIR AHMED has been a director of the Company since April 1994. Mr. Ahmed previously served as an Executive Vice President of the Company from April 1994 to December 1995 and as Director of Business Development of the Company from May 1993 to April 1994. From January 1989 to April 1993, Mr. Ahmed served as the General Manager of Inter Equipment Establishment, a seller of heavy equipment.

     MARK R. BRIGGS has been a director of the Company since March 1998. Since October 2003, Mr. Briggs has served as the Chairman and Chief Executive Officer of Premier BPO, Inc. (formerly En Pointe Global Services, Inc.), a consolidated affiliate of the Company. From January 1997 to July 2003, Mr. Briggs was the President and Chief Executive Officer of ClientLogic Corporation (formerly Softbank Services Group), a leading outsourcer to the digital marketplace. From January 1993 through the end of 1996, Mr. Briggs served as the President and Chief Executive Officer of Intelligent Electronics, Reseller Division.         .

     EDWARD O. HUNTER has been a director of the Company since August 2003. Since March 2002, Mr. Hunter has been an attorney of counsel to Robinson & Robinson, LLP, a business transactional and litigation law firm. From July 2000 to March 2002, Mr. Hunter maintained a private law practice and was Vice President and General Counsel for an international telecommunications joint venture during its start-up development phase. Prior to that, for an approximate nine year period, Mr. Hunter practiced law with LeBoeuf, Lamb, Greene & MacRae, LLP, a large multinational law firm, with emphasis on clients in heavy manufacturing, importation and national distribution.

     MANSOOR S. SHAH has been a director of the Company since December 2003. Dr. Shah is a full-time practicing physician. Since 1978, Dr. Shah has been President of the Lakewood Primary Care Medical Group where he is responsible for managing and coordinating the medical care of approximately 10,000 patients annually in four Southern California regional hospitals In addition, in 1996, Dr. Shah was appointed Chairman and Chief Executive Officer of Lakewood Health Plan, Inc., an individual physicians’ association (“IPA”) with a membership of 650 physicians, where he is responsible for the overall management and profitability of the IPA.

     TIMOTHY J. LILLIGREN has been a director of the Company since December 2003. Mr. Lilligren is a practicing CPA, with offices in Manhattan Beach, California. Since 1984 he has conducted his practice as a sole practitioner, offering his clients audit and tax services in a variety of industries. Mr. Lilligren has served on the boards of local non-profit organizations in various capacities including Treasurer. In addition to his practice, from 1988 through 2001, Mr. Lilligren was active in Manhattan Beach politics including serving as City Clerk, City Councilman, Mayor, and a member of the City Finance Committee.

     Bob Din and Naureen Din are husband and wife. Javed Latif, Chief Financial Officer and Senior Vice President, is the brother-in-law of Bob Din. There are no other family relationships among any of the directors or executive officers of the Company.

Executive Officers

     The following table and biographical summaries set forth, with respect to each of the Company’s six executive officers, his age, position or positions with the Company, the period during which he has served as such and his principal occupations or employment during at least the past five years. The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Position
Attiazaz (“Bob”) Din	Chairman of the Board, President and Chief Executive Officer

Javed Latif	Senior Vice President and Chief Financial Officer

Kevin B. Schatzle	Senior Vice President of Sales

Robert A. Mercer	Senior Vice President of Finance & Taxation and Secretary

Armen Martirosyan	Vice President of Information Technology

David L. Mochalski	Vice President of Sales

     A biographical summary regarding Mr. Attiazaz (“Bob”) Din is set forth earlier under the heading “Directors.” Biographical information with respect to the Company’s other executive officers is set forth below:

     JAVED LATIF, 55, rejoined the Company as Senior Vice President of Operations in August 2002 and was appointed Chief Financial Officer in February 2004. Prior to that time, he served as a consultant to the Company from August 2001 until August 2002. From September 2000 until August 2001, Mr. Latif served as the Controller for SupplyAccess, Inc., a former affiliate of the Company. Mr. Latif previously has served as Executive Vice President and Chief Financial Officer of the Company from January 1999 through June 2000. Prior to assuming the Chief Financial Officer duties, Mr. Latif was Executive Vice President of the Company from May 1994 to January 1999.

     KEVIN B. SCHATZLE, 43, rejoined the Company as Senior Vice President of Sales in March 2002. Mr. Schatzle previously served as Senior Vice President of the Company from July 1995 until October 1, 1999, when he resigned his position with the Company to become the President of SupplyAccess, Inc., a former affiliate of the Company. SupplyAccess, Inc. ceased operations in April 2002 and assigned its assets for the benefit of creditors.

     ROBERT A. MERCER, 67, has served as Senior Vice President of Finance & Taxation since April 1998. From December 1995 to April 1998 Mr. Mercer served as the Company’s Chief Financial Officer. Since May 2001 Mr. Mercer has also served as the Company’s Secretary, having previously served as its Assistant Secretary since April 1998.

     ARMEN MARTIROSYAN, 31, has served as Vice President of Information Technology since joining the Company in January 2002. Prior to that, from March 2000 to December 2001, Mr. Martirosyan served as the Vice President of Engineering and Director of SAP Development for SupplyAccess, Inc., a former affiliate of the Company. SupplyAccess ceased operations in April 2002 and assigned its assets for the benefit of creditors. From April 1998 to March 2000, Mr. Martirosyan served as a Senior Consultant with Deloitte & Touche Consulting Group.

     DAVID L. MOCHALSKI, 44, has served as Vice President of Sales since November of 2003. From May 2002 through October 2003, Mr. Mochalski served as Director of Sales. He joined the Company as Director of EBusiness in January 2002. Prior to joining the Company, Mr. Mochalski was Director of Sales for SupplyAccess, Inc., a former affiliate of the Company, from May of 2000 through December 2001. SupplyAccess, Inc. ceased operations in April 2002 and assigned its assets for the benefit of creditors. Prior to May 2000, Mr. Mochalski was a Major Account Manager for Hewlett-Packard Co. serving 13 years with that company.

AUDIT COMMITTEE

     The Company’s Audit Committee is composed entirely of directors who are “independent” as defined in the NASDAQ listing standards. The Company’s Audit Committee for fiscal year 2004 was composed of Messrs. Lilligren, Shah and Hunter. Mr. Lilligren served as the Chairman of the Audit Committee. The Board of Directors has determined that each of Messrs. Lilligren and Shah qualifies as a “financial expert” as that term is used in the rules and regulations of the SEC.

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

     Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company’s Common Stock, were made with respect to the Company’s fiscal year ended September 30, 2004, except for the following: Messrs. Latif, Mercer, Martirosyan and Mochalski were late in filing Forms 4 for the reporting of stock options granted to such persons on April 1, 2004 that vest over a four year period. The foregoing stock option grants were reported on Forms 5 filed in January 2005.

CODE OF ETHICS

     The Company has adopted a code of ethics that is applicable to, among others, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and other designated officers and employees. The Company has posted such code on its corporate website at http://www.enpointe.com. Any amendment or waiver to the Company’s code of ethics that applies to its directors or executive officers will be posted on its website or in a report filed with the SEC on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows the compensation paid or accrued by the Company for services rendered during the three fiscal years ended September 30, 2004 to the Chief Executive Officer and the four other most highly compensated officers of the Company (the ‘‘Named Executive Officers’’), who were employed by the Company (or a wholly-owned subsidiary) during the fiscal year ended September 30, 2004.

						LONG TERM
						COMPENSATION AWARDS
		Annual Compensation (1)				SECURITIES
	FISCAL					UNDERLYING
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS		OPTIONS(#)

Attiazaz (“Bob”) Din	2004	$550,036	(2)	$100,000		—
Chairman of the Board and Chief	2003	690,805	(2)	—		—
Executive Officer	2002	489,583	(3)	—		—

Javed Latif	2004	$150,000		$91,670	(4)	75,000
Chief Financial Officer and Senior	2003	150,000		28,334	(4)	100,000
Vice President	2002	25,000	(5)	—		—

Kevin B. Schatzle	2004	$150,000		$118,250	(6)	—
Senior Vice President of Sales	2003	146,827		58,500	(6)	—
	2002	77,380	(7)	—		200,000

Robert A. Mercer	2004	$150,000		$37,812	(8)	5,000
Senior Vice President of Finance & Taxation	2003	150,000		—		30,000
Secretary	2002	155,824		—		—

Armen Martirosyan	2004	$135,000		$24,062	(9)	10,000
Vice President of Information Technology	2003	135,000		—		—
	2002	100,673	(10)	—		25,000

(1)	Does not include the value of perquisites and other personal benefits granted to the Named Executive Officers which in the aggregate did not exceed the lesser of $50,000 or 10% of such officer’s salary and bonus.

(2)	Includes payment of $50,036 and $190,805 for accrued vacation for fiscal years 2004 and 2003 respectively.

(3)	Includes two and one-half months of voluntary salary reduction in the aggregate amount of $10,417.

(4)	Consists of an accrued bonus for Mr. Latif under his employment agreement.

(5)	Mr. Latif was appointed Senior Vice President of Operations on August 6, 2002. Under terms of his employment agreement, his annual base salary is $150,000. From October 1, 2001 through June 30, 2002, Mr. Latif received an aggregate of approximately $38,500 in consulting fees. In addition, Okra Consulting, LLC, a partnership in which Mr. Latif was a general partner, received an aggregate of approximately $365,228 in legal and business consulting fees. Mr. Latif’s consulting fees and fees paid by the Company to Okra Consulting, LLC are not reflected in the Summary Compensation Table.

(6)	Consists of an accrued bonus for Mr. Schatzle under his employment agreement.

(7)	Mr. Schatzle was appointed Senior Vice President of Sales on March 18, 2002. Under terms of his employment agreement, his annual base salary is $150,000. An entity controlled by Mr. Schatzle, Phoenix LA, LLC, received an aggregate of approximately $100,000 for consulting services rendered during fiscal 2002. Such compensation is not reflected in the Summary Compensation Table.

(8)	Consists of an accrued bonus for Mr. Mercer under his employment agreement.

(9)	Consists of an accrued bonus for Mr. Martirosyan under his employment agreement.

(10)	Mr. Martirosyan was appointed Vice President of Information Technology on January 1, 2002.

Option Grants in Last Fiscal Year

     The following table sets forth stock options granted to the Named Executive Officers during fiscal 2004. In addition, in accordance with the rules and regulations of the SEC, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent the Company’s estimate or projection of future Common Stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

	INDIVIDUAL GRANTS
		PERCENT OF
	NUMBER	TOTAL			POTENTIAL REALIZABLE
	OF	OPTIONS			VALUE AT ASSUMED
	SECURITIES	GRANTED TO			ANNUAL RATES OF STOCK
	UNDERLYING	EMPLOYEES			PRICE APPRECIATION
	OPTIONS	IN LAST	EXERCISE	EXPIRATION	FOR OPTION TERM
NAME	GRANTED	FISCAL YEAR	PRICE	DATE	5%	10%

Attiazaz (“Bob”) Din	—	—	—	—	—	—
Kevin Schatzle	—	—	—	—	—	—
Javed Latif	75,000	25.0%	2.70	4/1/2014	127,351	322,733
Robert Mercer	5,000	1.7%	2.70	4/1/2014	8,490	21,516
Armen Martirosyan	10,000	3.3%	2.70	4/1/2014	16,980	43,031

Aggregated Option Exercises in Fiscal 2004 and Fiscal 2004 Year-End Option Values

     The following table sets forth stock option exercises during fiscal 2004 and year-end option values for options held by the Named Executive Officers:

			NUMBER OF SECURITIES		VALUE OF UNEXERCISED
	Shares		UNDERLYING UNEXERCISED		IN-THE-MONEY OPTIONS AT
	Acquired on	Value	OPTIONS AT FISCAL YEAR END		FISCAL YEAR END (1)
NAME	Exercise	Realized	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Attiazaz (“Bob”) Din	—	—	66,980	8,020	$—	$—
Kevin Schatzle	—	—	135,760	64,240	84,171	39,829
Javed Latif	—	—	75,910	99,090	42,514	25,486
Robert Mercer	—	—	32,328	17,672	14,515	9,285
Armen Martirosyan	—	—	19,470	15,530	2,715	1,285

(1)	Based on a per share price of $1.93, the closing price of the Common Stock as reported on the Nasdaq Small Cap Market on September 30, 2004.

Employment Agreements

     Mr. Din’s employment agreement with the Company was originally entered into as of March 1, 1996, and was amended in April 1997 and October 2004. Upon the request of Mr. Din, the Company is obligated to include him as a management nominee for election to the Board of Directors during the term of such agreement and for a period of five (5) years thereafter. His employment agreement, as amended to date, provides for an annual base salary of $650,000 per year, effective October 1, 2004. As part of his employment, Mr. Din is entitled to a bonus equal to 3.5% of the Company’s pre-tax net income (if $4.5 million or greater) and his employment agreement terminates on the later of (i) the fifth anniversary of the date the agreement was entered into, or (ii) five years following the date on which either Mr. Din or the Company gives a notice of non-renewal or termination. In addition, in the event that Mr. Din’s employment is terminated under certain circumstances following an unapproved change in control of the Company, Mr. Din will receive a severance payout equal to four times his annual base salary in a single lump-sum payment, plus the payment of certain additional benefits, such as health insurance, for a five year period thereafter. Upon termination of Mr. Din’s employment agreement by the Company for reason other than ‘‘cause’’, as defined in the employment agreement, or by Mr. Din for ‘‘good reason’’, as defined in the employment agreement, and other than in connection with an unapproved change in control as described above, Mr. Din will be entitled to receive, as severance pay, subject to certain conditions, monthly salary payments in the amount of Mr. Din’s current salary for a period of five years, plus the payment of certain additional benefits, such as health insurance for the same term. In the case of termination due to death or disability, the severance payment is for a period of three years instead of five years, and benefits are not continued in the case of death. In the event that all or any portion of the amounts payable to Mr. Din are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Company has agreed to “gross up” the amount payable to cover such additional taxes. Mr. Din’s employment agreement also contains accelerated vesting provisions and extended exercisability of options and stock appreciation rights upon termination of his employment in certain circumstances. Mr. Din’s agreement prohibits him from competing with the Company for five years following the date of his termination. Pursuant to his employment agreement, Mr. Din is obligated, subsequent to his termination, to offer first to the Company any block of 100,000 shares or more of the Company’s Common Stock offered by him for sale, if offered for sale other than pursuant to an over-the-counter or exchange transaction. Mr. Din’s agreement also contains confidentiality, intellectual property rights and dispute resolution provisions.

     On March 28, 2002, the Company entered into a one year employment agreement with Mr. Schatzle that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (March 17, 2003) on a month-to-month basis until terminated in accordance with its terms. Mr. Schatzle’s employment agreement also contains (i) certain non-competition and non-solicitation provisions that expire six (6) months after termination of such agreement and (ii) a dispute resolution provision.

     On March 28, 2002, the Company entered into an employment agreement with Mr. Latif that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (July 31, 2003) on a month-to-month basis until terminated in accordance with its terms. In the event that Mr. Latif’s employment is terminated by the Company during the term of the agreement without “cause,” as defined in the agreement, by Mr. Latif for “good reason,” as defined in the agreement, or because of his death or disability, Mr. Latif will be entitled to receive, as severance pay, an amount equal to six months of his then-current base salary. Mr. Latif’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision.

     On March 28, 2002, the Company entered into an employment agreement with Mr. Martirosyan that provided for an annual base salary of $135,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (December 25, 2002) on a month-to-month basis until terminated in accordance with its terms. Mr. Martirosyan’s employment agreement also contains (i) certain non-competition and non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision.

     On March 28, 2002, the Company entered into an employment agreement with Mr. Mercer that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (March 15, 2003) on a month-to-month basis until terminated in accordance with its terms. In the event that Mr. Mercer’s employment is terminated by the Company during the term of the agreement without “cause,” as defined in the agreement, by Mr. Mercer for “good reason,” as defined in the agreement, or because of his death or disability, Mr. Mercer will be entitled to receive, as severance pay, an amount equal to six months of his then-current base salary. Mr. Mercer’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision.

Other Compensation Arrangements

401(K) Plan

     Effective as of July 1993, the Company adopted the En Pointe Technologies, Inc. Employee Savings Plan (the ‘‘401(k) Plan’’), which is a retirement profit sharing plan that covers all U.S. employees of the Company who are 21 years old or older and have completed six months of service. The 401(k) Plan provides that employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of the total compensation that would otherwise be paid to the employee, not to exceed $13,000 in 2004 (subject to adjustments annually as provided in the Internal Revenue Code).

     The Company may make discretionary matching contributions to the 401(k) Plan, but the Company has not made any contributions to the 401(k) Plan to date. Contributions are held under a group annuity contract and are invested in selected eligible investments. Employee contributions are fully-vested and non-forfeitable at all times.

Directors’ Compensation

     During fiscal 2004, each of the Company’s outside directors was entitled to receive cash compensation of $1,000 per month. Each of the Company’s outside committee members was entitled to receive cash compensation of $350 for every committee on which the respective director served. Additionally, the Compensation Committee has the discretion to grant options to directors under the Company’s 1996 Stock Incentive Plan. In January 2004, three such grants of 50,000 options each were made to Messrs. Hunter, Shah, and Lilligren at a grant price of $3.38.

Compensation Committee Interlocks and Insider Participation

     The members of the Company’s Compensation Committee during the fiscal year ended September 30, 2004 consisted of Messrs. Hunter, Shah and Lilligren, none of whom serves or has served as an executive officer or employee of the Company or any of its subsidiaries. The Company is not aware of any “compensation committee interlocks” that existed during fiscal 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 21, 2005 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Company’s executive officers named in the Summary Compensation Table (see “Executive Compensation” presented earlier) and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

	Shares Beneficially
	Owned (1)
Name of Beneficial Owner	Number	Percentage
Attiazaz “Bob” Din (2)(3)	1,224,704	15.1%
Naureen Din (2)(3)	1,224,704	15.1%
Zubair Ahmed (4)	689,736	8.9%
Kevin Schatzle (5)	162,117	2.1%
Javed Latif (6)	94,670	1.2%
Mark Briggs (7)	61,340	*
Robert Mercer (8)	35,508	*
Armen Martiroysan (9)	22,686	*
Edward Hunter (10)	17,860	*
Mansoor Shah (11)	17,860	*
Timothy Lilligren (12)	17,860	*
All executive officers and directors as a group (11 persons) (13)	3,569,045	41.8%

*	Less than 1%.

(1)	Applicable percentage of ownership at January 21, 2005, is based upon 6,817,330 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of January 21, 2005 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise specified, the address for each beneficial owner is the Company’s principal executive offices, 100 North Sepulveda Boulevard, 19th Floor, El Segundo, California 90245.

(2)	Bob and Naureen Din are married, and each may therefore be deemed to have a beneficial interest in each other’s shares of Common Stock. However, Mr. and Mrs. Din have each disclaimed beneficial ownership in each other’s shares. The number of shares reported for each of Mr. and Mrs. Din, including options currently exercisable or exercisable within 60 days of January 21, 2005, reflects 50% of the total number of shares beneficially owned by Mr. and Mrs. Din together in either of their names. Additionally, the amount reported for each of Mr. and Mrs. Din includes 485,912 shares owned by their daughter, Mediha Din, in which the Dins may each be deemed to have a beneficial ownership.

(3)	Includes 197,340 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(4)	Includes 47,340 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(5)	Includes 157,787 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(6)	Includes 94,670 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(7)	Includes 52,340 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(8)	Includes 35,008 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(9)	Includes 22,686 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(10)	Includes 17,860 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(11)	Includes 17,860 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(12)	Includes 17,860 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

(13)	Includes 858,091 exercisable option shares, which is the aggregate of all options shares owned and exercisable, including those options exercisable within 60 days of January 21, 2005.

Equity Compensation Plan Information

     The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of September 30, 2004. The Company’s sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by the Company’s stockholders, and is listed separately below. The Company does not have any non-stockholder approved equity compensation plans.

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon exercise	Weighted-average	compensation plans as of
	of outstanding options,	exercise price of	September 30, 2004
	warrants and rights as	outstanding options,	(excluding securities
	of September 30, 2004	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	1,495,388	$3.52	545,475
Employee Stock Purchase Plan	N/A	N/A	350,007
Equity compensation plans not approved by security holders	—	—	—

Total	1,495,388	$3.52	895,482

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See ‘‘EXECUTIVE COMPENSATION — Employment Agreements’’ for a description of certain arrangements and transactions with executive officers and directors.

     During fiscal 2004, certain members of Mr. Din’s family were employed by the Company and earned the following compensation (including bonus and commissions, where applicable):

Naureen Din	Spouse	Assistant secretary	$65,000
Ali Din	Son	e-business	$76,550
Shahzad Munawar	Brother	Director of e-business	$142,812
Waseem Munawar	Brother	Manager of EDI purchasing	$125,483
Shahid Jilani	Brother-in-law	Account Executive	$102,622
Majid Jilani	Brother-in-law	Account Executive	$61,415

     The foregoing relatives of Mr. Din continue to be employed by the Company during fiscal 2005.

     In October 2003, Mr. Briggs became the Chairman, Chief Executive Officer and a significant stockholder of a newly-formed privately-held corporation, Premier BPO, Inc. (formerly En Pointe Global Services, Inc.) (“PBPO”). PBPO was formed to offer business process outsourcing to assist companies in reducing their back-office overhead expenses by providing offshore outsourcing alternatives. In connection with the formation of PBPO, the Company invested $509,000 for an approximate 38% ownership interest. In addition, the Company provided PBPO with a $600,000 five-year 6% interest-bearing note for working capital that was subsequently converted into Series A non-voting convertible preferred stock in October 2004. The Company also entered into an employee leasing agreement with PBPO whereby Company employees are leased to EGS on a cost-plus basis. Mr. Din currently serves on the Board of Directors of PBPO as a designated representative of En Pointe in accordance with the terms of En Pointe’s investment in PBPO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     PricewaterhouseCoopers LLP performed the following services for the Company relating to the fiscal years ended September 30, 2003 and 2004, respectively.

Fees Paid to PricewaterhouseCoopers LLP

	Fiscal Year 2003	Fiscal Year 2004
Audit Fees	$238,000	$217,600
Audit-Related Fees	$12,800	$20,000
Tax Fees	—	—
Subtotal	$250,800	$237,600

All Other Fees	—	—

Total Fees	$250,800	$237,600

SERVICES PROVIDED BY PRICEWATERHOUSECOOPERS LLP

        All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee. Pursuant to SEC rules, the fees paid to PricewaterhouseCoopers LLP for services are disclosed in the table above under the categories listed below.

1.)	Audit Fees — These are fees for professional services performed by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

2.)	Audit-Related Fees — These are fees for assurance and related services performed by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; attestations by PricewaterhouseCoopers LLP that are not required by statute or regulation; and consulting on financial accounting/reporting standards.

3.)	Tax Fees — These are fees for professional services performed by PricewaterhouseCoopers LLP with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for the Company and its consolidated subsidiaries; refund claims; payment planning; tax audit assistance; and tax work stemming from “Audit-Related” items.

4.)	All Other Fees — These are fees for other permissible work performed by PricewaterhouseCoopers LLP that does not meet the above category descriptions

        These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in PricewaterhouseCoopers LLP’s core work, which is the audit of the Company’s consolidated financial statements.

        The Audit Committee has determined that the provision of services, in addition to audit services, rendered by PricewaterhouseCoopers LLP and the fees paid therefore in fiscal 2004 were compatible with maintaining PricewaterhouseCoopers LLP’s independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

        The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

        For non-audit services, the Company’s senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide during the fiscal year. The Company’s senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Registrant is also amending the Exhibit Index in Item 15 to include the certifications required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2.

(a)(3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.
Dated: January 28, 2005	By:	/s/ ATTIAZAZ “BOB” DIN
Attiazaz “Bob” Din,
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K for the fiscal year ended September 30, 2004 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board,	January 28, 2005
/s/ ATTIAZAZ “BOB” DIN	Chief Executive Officer and President
(Principal Executive Officer)
Attiazaz “Bob” Din

	Senior Vice President and Chief Financial Officer	January 28, 2005
/s/ JAVED LATIF	(Principal Financial and Principal
Accounting Officer)
Javed Latif

*	Director	January 28, 2005
Naureen Din

*	Director	January 28, 2005

Zubair Ahmed

*	Director	January 28, 2005

Mark Briggs

*	Director	January 28, 2005

Edward O. Hunter

*	Director	January 28, 2005

Mansoor S. Shah

*	Director	January 28, 2005
Timothy J. Lilligren

/s/ ATTIAZAZ “BOB” DIN

* Attiazaz “Bob” Din, Attorney-in-fact

EN POINTE TECHNOLOGIES, INC.

FORM 10-K/A

Exhibit Index

Sequential
Page Number
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.