Form 10-Q
period 2004-12-31
EN POINTE TECHNOLOGIES INC
filed 2005-02-14
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 14, 2005, 6,813,175 shares of common stock of the Registrant were issued and outstanding.

     INDEX

     En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets – December 31, 2004 (unaudited) and September 30, 2004
Condensed Consolidated Statements of Operations — Three months ended December 31, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows — Three months ended December 31, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements — December 31, 2004
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosure About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
Item 6 Exhibits
Signatures
EXHIBIT 10.45
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets
(in thousands)

	December 31,
	2004	September 30,
	(Unaudited)	2004
ASSETS:
Current assets:
Cash	$9,948	$16,072
Restricted cash	71	71
Accounts receivable, net	38,305	31,571
Inventories, net	6,550	7,105
Prepaid expenses and other current assets	695	578

Total current assets	55,569	55,397

Property and equipment, net of accumulated depreciation and amortization	5,687	5,346

Other assets	1,043	689

Total assets	$62,299	$61,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$14,837	$13,971
Borrowings under lines of credit	17,927	18,309
Accrued liabilities	4,443	4,087
Other current liabilities	1,003	1,151

Total current liabilities	38,210	37,518
Long term liability	4,964	5,628

Total liabilities	43,174	43,146

Minority interest	842	308

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock	7	7
Shares authorized — 40,000,000; with 6,817,330 and 6,814,336 shares issued and outstanding
Additional paid-in capital	41,394	41,390
Treasury stock	(2)	(1)
Accumulated deficit	(23,116)	(23,418)

Total stockholders’ equity	18,283	17,978

Total liabilities and stockholders’ equity	$62,299	$61,432

See Notes to Condensed Consolidated Financial Statements.

2

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended
	December 31,
	2004	2003
Net sales:

Product	$63,897	$51,951

Service	11,378	11,657

Total net sales	75,275	63,608

Cost of sales:

Product	58,928	48,829

Service	7,441	5,955

Total cost of sales	66,369	54,784

Gross profit:
Product	4,969	3,122
Service	3,937	5,702

Total gross profit	8,906	8,824

Selling and marketing expenses	6,351	5,796
General and administrative expenses	2,256	2,626

Operating income	299	402

Interest expense, net	96	205
Other income, net	(113)	(49)

Income before income taxes and minority interest	316	246
Provision for income taxes	83	15

Income before minority interest	233	231
Minority interest	(69)	(10)

Net income	$302	$241

Net income per share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Weighted average shares outstanding:
Basic	6,817	6,720

Diluted	6,989	6,801

See Notes to Condensed Consolidated Financial Statements.

3

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$302	$241
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	275	428
Allowances for doubtful accounts, returns, and inventory	161	68
Minority interest in loss of affiliate	(69)	(10)
Net change in operating assets and liabilities	(4,948)	(2,048)

Net cash used by operating activities, net of effects of acquisition	(4,279)	(1,321)

Cash flows from investing activities:
Acquisition of business	(878)	—
Purchase of property and equipment	(525)	(148)

Net cash used by investing activities	(1,403)	(148)

Cash flows from financing activities:
Net repayments under line of credit	(382)	(743)
Proceeds from exercise of employee stock options	4	2
Payment on long term liabilities	(64)	(22)

Net cash used by financing activities	(442)	(763)

Decrease in cash	$(6,124)	$(2,232)

Supplemental disclosures of cash flow information:
Interest paid	$144	$209

Income taxes paid	$215	$—

See Notes to Condensed Consolidated Financial Statements.

4

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), (collectively, the “Company” or “En Pointe”) at December 31, 2004, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2004 and 2003 include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that these condensed statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2004.

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

	December 31,
(In Thousands, Except Per Share Amounts)	2004	2003
Net income, as reported	$302	$241

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(137)

Pro forma net income	$146	$104

Net income per share:
Basic-as reported	$0.04	$0.04

Basic-pro forma	$0.02	$0.02

Diluted-as reported	$0.04	$0.04

Diluted-pro forma	$0.02	$0.02

     In the first quarter of fiscal year 2005, options to purchase 275,000 shares of common stock at a weighted average price of $2.09 per share were issued to employees.

Note 3 – Computation of Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three months ended
	December 31,
	2004	2003
Net income	$302	$241

Weighted average shares outstanding	6,817	6,720
Effect of dilutive securities:
Dilutive potential of options	172	81

Weighted average shares and share equivalents outstanding	$6,989	$6,801

Basic income per share	$0.04	$0.04

Diluted income per share	$0.04	$0.04

Note 4 – Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on its consolidated financial statements.

Note 5 – Acquisition of Business

     Effective October 1, 2004, the Company purchased certain assets of Viablelinks, Inc., a Portland, Oregon and Boise, Idaho-based regional reseller of technology products and services. The total purchase price of approximately $878,000 (including $882,000 gross purchase price less $4,000 cash received back) has been allocated as follows (in thousands):

Accounts receivable	$451
Depreciable assets	57
Customer relationships	200
Goodwill	170

Purchase price	$878

     The Company allocated the purchase price to the tangible and intangible acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $200,000 has been allocated to amortizable intangible assets related to customer relationships.

     The Company is amortizing the fair value of customer relationships on a straight-line basis over an estimated useful life of 5 years. At December 31, 2004, there remained a balance of $190,000 of unamortized customer relationships, which over the next five years will be amortized at the rate of $40,000 per year.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the quarter ended December 31, 2003 as if the acquisition of Viablelinks, Inc.’s operations had occurred on October 1, 2003 (in thousands, except per share data).

	December 31, 2003
	Pro Forma	As Reported
Net sales	$68,520	$63,608
Net income	$230	$241
Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Weighted average shares outstanding:
Basic	6,720	6,720

Diluted	6,801	6,801

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2003. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 6 – Investment in Variable Interest Entity

     During fiscal year 2004, the Company invested $509,000 for an approximate 38% ownership interest in a privately-held corporation formed in October 2003, Premier BPO, Inc. (formerly En Pointe Global Services, Inc.). Premier BPO, Inc. (“PBPO”) is a business process outsourcing company headquartered in Clarksville, Tennessee. In addition to the Company’s initial equity investment, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement.

     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 22% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing, owns collectively approximately 22% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their aggregate $600,000 in principal amount of outstanding five-year interest-bearing notes.

     Because of the substantial investment that the Company made in PBPO, the related party nature of the investment, as well as other factors, when the Company ‘s acquired interest in PBPO was evaluated, it was determined that PBPO met the tests of a Variable Interest Entity under FIN 46 and PBPO has thus been consolidated with the Company’s financial statements since PBPO’s inception.

     PBPO has contracted for the services of workers in Islamabad, Pakistan, to perform data entry and accounts receivable functions for its customers. Ovex provided the contract workers to PBPO as well as the use of its facility, which is also shared concurrently with En Pointe and its contracted workers.

     In October 2003, PBPO obtained a five year option agreement whereby PBPO may purchase all of the equity of Ovex for $2.0 million.

     The changes in minority interest since September 30, 2004 are as follows:

Minority Interest
(in thousands)

Beginning balance at October 1, 2004	$308
Loan conversion to preferred stock	603
Loss allocated to minority interest	(69)

Ending balance at December 31, 2004	$842

Note 7 – Financing Facility

     In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. Borrowings under the line of credit agreement are collateralized by 85% of eligible accounts receivable (as defined in the agreement) and substantially all of the Company’s assets

The financing agreement contains the following liquidity financial covenants:

1.	EBITDA must be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter

2.	Tangible net worth and subordinated debt must equal or exceed $14.0 million.

3.	The ratio of debt minus subordinated debt to tangible net worth and subordinated debt must not exceed 3.5 to one.

4.	The ratio of current tangible assets to current liabilities must not be less than 1.2 to one.

     In addition, the Company, under its flooring facility, may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE approved vendors have been on terms that allow interest-free flooring.

     As of December 31, 2004, the Company was in compliance with all of its covenants. At December 31, 2004, approximately $17.9 million was outstanding and the Company had additional borrowings available of approximately $10.7 million after taking into consideration the available collateral and borrowing limitations under the agreements. Borrowings are limited to specific percentages of the Company’s accounts receivable and inventory balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6) are collectively referred to as the “Company” or “En Pointe.”

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

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Form 10-K and Annual Report as of September 30, 2004. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

     For information regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended September 30, 2004.

Comparisons of Financial Results

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2004	2003
Net sales:
Product	84.9%	81.7%
Services	15.1	18.3

Total net sales	100.0	100.0
Gross profit:
Product	6.6	4.9
Services	5.2	9.0

Total gross profit	11.8	13.9
Selling and marketing expenses	8.4	9.1
General and administrative expenses	3.0	4.1

Operating income	0.4	0.7
Interest expense, net	0.1	0.3
Other income, net	(0.1)	(0.1)

Income before taxes and minority interest	0.4	0.5
Provision for income taxes	0.1	0.0

Income before minority interest	0.3	0.5
Minority interest	(0.1)	(0.0)

Net income	0.4%	0.5%

Comparison of the Results of Operations for the Three Months ended December 31, 2004 (the first quarter of fiscal 2005) and 2003 (the first quarter of fiscal 2004)

     NET SALES. Net sales increased $11.7 million, or 18.3%, to $75.3 million in the first quarter of fiscal 2005 from $63.6 million in the first quarter of fiscal 2004. The increase in sales was attributable to the increase in product sales as service revenue declined slightly from the first quarter of fiscal 2004. Product sales increased $11.9 million, or 23.0%, to $63.9 million in the first quarter of fiscal 2005 from $52.0 million in the first quarter of fiscal 2004. Substantially all of the $11.7 million net sales increase can be found in the Company’s top 25 customers, who contributed approximately $47.3 million, $11.0 million more than in the first quarter of fiscal 2004. Sequentially, both product and service sales improved from that reported in the fiscal quarter ended September 30, 2004, with product sales increasing $2.2 million and service $1.6 million.

     The Company’s largest commercial customer in the first quarter accounted for 12.3% of net sales, purchasing 54.4% more products and services from En Pointe in the first quarter of fiscal 2005 than in the first quarter of fiscal 2004. The Company’s two largest government customers combined to represent 11.8% of net sales in the first quarter of fiscal 2005, an 86.9% increase over such customers’ purchasers during the first quarter of fiscal 2004, continuing the improvement in government sales noted in fiscal 2004. In the first quarter of fiscal 2004, concentration of net sales was less than in the prior fiscal year quarter, with no customer accounting for more than 10% of net sales.

     Service revenues declined $0.3 million, or 2.4%, to $11.4 million in the first quarter of fiscal year 2005 from the $11.7 million recorded in the prior fiscal year quarter and were 15.1% of total net sales versus 18.3% in the prior fiscal year quarter. Service revenues were favorably impacted in the first quarter of fiscal year 2004 by short-term service projects that were being completed in early fiscal 2004 and were not being immediately replaced with new contracts.

     GROSS PROFIT. Total gross profit increased $0.1 million, or 0.9%, to $8.9 million in the first quarter of fiscal year 2005 from $8.8 million in prior fiscal year quarter. Gross margin, as a percentage of net sales, declined from 13.9% in the first quarter of fiscal year 2004 to 11.8% in the first quarter of fiscal year 2005. The decline in gross margin was the result of lower service gross margin, as some of the Company’s unusually high margin short-term project revenue generated in fiscal year 2004 on contracts that were concluding produced margins of 48.9% and was replaced by contracts producing a more normal service margin of 34.6%. On a sequential basis, service margin improved from 31.4% in the quarter ended September 30, 2004 to 34.6% in the first quarter of fiscal year 2005.

     Product gross profit for the first quarter of fiscal year 2005 increased $1.9 million, or 59.2%, to $5.0 million from $3.1 million in the prior fiscal year quarter. Expressed as a percentage of net sales, gross margin realized on product sales were 7.8% in the first quarter of fiscal year 2005, an increase of 1.8% from the first quarter of fiscal year 2004, but a decrease of 0.2% from the prior sequential quarter ended September 30, 2004. Product gross margin were unfavorably impacted in the first quarter of fiscal year 2004 by a combination of customer and product mix with lower margin, pricing pressure, and a decline in manufacturer incentives.

     Service gross profit in the first quarter of fiscal year 2005 decreased by $1.8 million, or 31.0%, to $3.9 million from $5.7 million in the prior fiscal year quarter. Service sales, while 15.1% of net sales in the first fiscal quarter of 2005, contributed 44.2% of the $8.9 million total gross profits in such quarter. Expressed as a percentage of net service sales, service margins for the first quarter of fiscal year 2005 were 34.6%, which is a 14.3% decrease from that of the first quarter of fiscal year 2004, but more in line with the Company’s typical 35.0% to 40.0% range for service margins.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.6 million, or 9.6%, to $6.4 million in the first quarter of fiscal year 2005, from $5.8 million in prior fiscal year quarter. Of the $0.6 million increase in selling and marketing expenses, $0.5 million resulted from increased commissions and employee-related expenses, generally driven by the Company’s increased revenue. Expressed as a percentage of net sales, selling and marketing expenses declined from 9.1% of net sales in the first quarter of fiscal year 2004 to 8.4% of net sales in the first quarter of fiscal year 2005. Selling and marketing expenses increased $0.4 million, or 6.6%, from the September 2004 quarter. Increases in headcount and the resulting increase in wages and related expenses drove the increase in selling and marketing expenses from the quarter ended September 30, 2004 to the quarter ended December 31, 2004.

     The Company recognized $0.3 million of selling and marketing expense generated by Premier BPO, Inc. during the first quarter of fiscal year 2005 and none for the first quarter of fiscal year 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative (“G&A”) expenses decreased $0.3 million, or 14.1%, to $2.3 million in the first quarter of fiscal year 2005, from $2.6 million in the prior fiscal year quarter. The decrease in expenses was driven by reductions in wages and benefits, depreciation expense and elimination of lender costs associated with the Company’s change in lenders in June 2004. Expressed as a percentage of net sales, G&A expenses declined from 4.1% to 3.0% of net sales for the quarters ended December 31, 2003 and December 31, 2004, respectively.

     En Pointe recognized $0.1 million of Premier BPO, Inc.’s G&A expenses for both the quarter ended December 31, 2004 and the quarter ended December 31, 2003.

     OPERATING INCOME. Operating income decreased $0.1 million, or 25.6%, to $0.3 million in the first quarter of fiscal year 2005 from $0.4 million in the first quarter of fiscal year 2004. The decrease in operating income in the first quarter of fiscal year 2004 resulted from increased selling and marketing expenses of $0.6 million that exceeded both the $0.1 million improvement in gross profits as well as the $0.4 reduction in general and administrative expenses.

     INTEREST EXPENSE, NET. Interest expense of $96,000 is net of interest income of $48,000. Net interest expense declined $0.1 million, or 53.2%, from $0.2 million in the quarter of fiscal year 2004. This decline resulted from interest-free borrowings under the new lending facility from GE Commercial Distribution Finance Corporation that was established in June 2004. The majority of the interest expense incurred by the Company represents interest expense related to the Ontario facility capital lease.

     PROVISION FOR INCOME TAXES. Income tax expense for the first fiscal quarter of 2005 represents current federal taxes estimated payable after application of the Company’s net operating loss (“NOL”) carry forward and California state income taxes for which NOL carry forwards have been temporarily suspended. The federal tax expense was approximately $25,000 and the state tax expense was $58,000. As of December 31, 2004, the Company had an available NOL carry forward of approximately $6.0 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns approximately 38% of PBPO and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other shareholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the current quarter, approximately 18.7% of the total PBPO loss was allocated to the 62% “minority shareholders”. Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.

     NET INCOME. Net income increased $0.1 million, or 25.3%, to $0.3 million in the first quarter of fiscal year 2005 from $0.2 million in the first quarter of fiscal year 2004. The net income realized for the first quarter of fiscal year 2005 can be attributed to $0.2 million improvement of non-operating income and expense, principally reduced interest expense and increased other income.

Liquidity and Capital Resources

     During the first fiscal quarter of 2005, operating activities used cash of $4.3 million compared with $1.3 million used in the comparable prior fiscal year period. The $3.0 million increase in use of cash by operations can be attributed to a $2.4 million increase in account receivables and inventory and a $0.6 million decrease in accounts payable and accrued expenses.

     The Company’s accounts receivable balance at December 31, 2004 and September 30, 2004, was $38.3 million and $31.6 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 46 days, as of December 31, 2004 from 41 days as of September 30, 2004. The five day increase in day’s sales outstanding in accounts receivable was due, in part, to the 5% increase in December 2004 quarterly sales over September 2004 quarterly sales and the related increase in account receivables.

     Inventories decreased $0.5 million, from $7.1 million at September 30, 2004 to $6.6 million at December 31, 2004. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.

     Investing activities in the first quarter of fiscal year 2005 used cash of $1.4 million, an increase of $1.3 million over the $0.1 million used in the first quarter of fiscal year 2004. Most of the increase was for the $0.9 million acquisition of Viablelinks, Inc. (see Note 5) with the remainder related to the purchases of computer, software, and other information technology products.

     Financing activities used cash of $0.4 million during the first quarter of fiscal year 2005, $0.3 million less than was used in the first quarter of fiscal year 2004. The principal use of cash for financing was to reduce the amounts payable under the Company’s line of credit.

     As of December 31, 2004, the Company had approximately $10.0 million in cash and working capital of $17.4 million. To improve financing flexibility and reduce costs, in June 2004 the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. The Company was in compliance with all of its debt covenants as of December 31, 2004.

     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of December 31, 2004, approximately $17.9 million in borrowings were outstanding under its $30.0 million financing facility. At December 31, 2004, En Pointe had additional borrowings available of approximately $10.7 million after taking into consideration the available collateral and borrowing limitations under the agreements.

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

Obligations and Commitments

     As of December 31, 2004, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$1,358	$766	$592	$—	$—
Operating lease obligations	$1,688	$861	$827	$—	$—
Line of credit	$17,927	$17,927	$—	$—	$—

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

     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which was fully disclosed in the Company’s Form 10-K filed for the fiscal year ended September 30, 2004. The Company has no commercial paper, derivatives, swaps, hedges, or foreign currency transactions to disclose and evaluate for market risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company’s first quarter of its 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.45	Asset Purchase Agreement between Viablelinks, Inc. and the Registrant dated October 1, 2004.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

By:	/s/ Javed Latif

Javed Latif, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

     Date: February 14, 2005