Form 10-Q/A
period 2004-12-31
EN POINTE TECHNOLOGIES INC
filed 2005-05-16
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

N/A

(Former name, former address and former fiscal year, if changed since last year)

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

As of May 16, 2005, 6,858,454 shares of common stock of the Registrant were issued and outstanding.

En Pointe Technologies, Inc.
Quarterly Report to Securities and Exchange Commission
December 31, 2004

EXPLANATORY NOTE

     This Amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, which was originally filed on February 14, 2005, that contained an error in Part I, Item 1, Note 2, Accounting for Stock-Based Compensation. As previously disclosed in the Current Report on Form 8-K filed on May 16, 2005, the Audit Committee and management of the Company determined that the Company should restate its financial statements for that period to restate the pro-forma effect on earnings of stock-based employee compensation expense due to an error in the calculation of the pro-forma effect as previously disclosed for the quarter ended December 31, 2004. There is no impact on the condensed consolidated balance sheet at December 31, 2004 or on the condensed consolidated statements of operations or cash flows for the three months ended December 31, 2004 as a result of this restatement. This Amendment is being filed solely to change the pro-forma effect on earnings of stock-based compensation expense and to update the controls and procedures disclosure contained in Part I, Item 4 to address the error.

     The restatement of the pro-forma effect on earnings from stock-based compensation results primarily from the October 1, 2004 grant of 250,000 stock options to the Company’s Chief Executive Officer and President, Bob Din. The footnote originally filed assumed standard option vesting terms over a four year period. However, Mr. Din’s options contained modified terms, as were previously disclosed in the Company’s Form 10-K filing for the fiscal year ended September 30, 2004 and Current Report on Form 8-K filed November 18, 2004. These terms vested the options in full as of January 1, 2005 but restricted Mr. Din from selling any shares of common stock received upon exercise of the options until October 1, 2006. As a result, Mr. Din’s grant, that was determined to have a fair value under SFAS No. 123 of $458,000, should have been included in pro-forma expense in full during the quarter ended December 31, 2004, instead of the one-sixteenth, or $25,000, that was reported under the four-year vesting assumption error. The net effect on pro-forma expense was an increase of $433,000 which was reduced by approximately $29,000 to reflect reduced expense for terminated employees.

     Except for Items 1 and 4 of Part I and, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, new certifications from the Principal Executive Officer and Principal Financial Officer, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

     Items not being amended are presented for the convenience of the reader only. This Report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date.

     INDEX

     En Pointe Technologies, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	December 31,	September 30,
	2004	2004
ASSETS:
Current assets:
Cash	$9,948	$16,072
Restricted cash	71	71
Accounts receivable, net	38,305	31,571
Inventories, net	6,550	7,105
Prepaid expenses and other current assets	695	578

Total current assets	55,569	55,397

Property and equipment, net of accumulated depreciation and amortization	5,687	5,346

Other assets	1,043	689

Total assets	$62,299	$61,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$14,837	$13,971
Borrowings under lines of credit	17,927	18,309
Accrued liabilities	4,443	4,087
Other current liabilities	1,003	1,151

Total current liabilities	38,210	37,518
Long term liability	4,964	5,628

Total liabilities	43,174	43,146

Minority interest	842	308

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock	7	7
Shares authorized — 40,000,000; with 6,817,330 and 6,814,336 shares issued and outstanding
Additional paid-in capital	41,394	41,390
Treasury stock	(2)	(1)
Accumulated deficit	(23,116)	(23,418)

Total stockholders’ equity	18,283	17,978

Total liabilities and stockholders’ equity	$62,299	$61,432

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

Note 2 – Restatement of Accounting for Stock-Based Compensation

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

     The restatement of the pro-forma effect on earnings from stock-based compensation results primarily from the October 1, 2004 grant of 250,000 stock options to the Company’s Chief Executive Officer and President, Bob Din. The footnote originally filed assumed standard option vesting terms over a four year period. However, Mr. Din’s options contained modified terms, as were previously disclosed in the Company’s Form 10-K filing for the fiscal year ended September 30, 2004 and Current Report on Form 8-K filed November 18, 2004. These terms vested the options in full as of January 1, 2005 but restricted Mr. Din from selling any shares of common stock received upon exercise of the options until October 1, 2006. As a result, Mr. Din’s grant, that was determined to have a fair value under SFAS No. 123 of $458,000, should have been included in pro-forma expense in full during the quarter ended December 31, 2004, instead of the one-sixteenth, or $25,000 that was reported under the four-year vesting assumption error. In addition, the Company reduced the pro-forma effect on earnings by approximately $29,000 to reflect reduced expense for terminated employees. The net effect on pro-forma expense was an increase of $404,000. In calculating the pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options of the Company’s common stock for the quarter ended December 31, 2004: risk free rate of 3.35%; dividend yield of 0%; volatility of 105.25%; and expected life of the options of 5 years.

     The following table computes the restated and originally reported effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three months ended December 31,
	2004		2003
(In Thousands, Except Per Share Amounts)	As Restated	As Reported	As Reported
Net income, as reported	$302	$302	$241
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(560)	(156)	(137)

Pro forma net (loss) income	$(258)	$146	$104

Net (loss) income per share:
Basic-as reported	$0.04	$0.04	$0.04

Basic-pro forma	$(0.04)	$0.02	$0.02

Diluted-as reported	$0.04	$0.04	$0.04

Diluted-pro forma	$(0.04)	$0.02	$0.02

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

Item 4. Controls and Procedures

     En Pointe maintains disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     At the time of the preparation and filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management to determine the effectiveness of the disclosure controls and procedures. Based on that evaluation, the principal executive officer and principal financial officer originally concluded as of December 31, 2004 that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     However, since the filing of the Form 10-Q on February 14, 2005, it was determined that a material weakness existed in the Company’s disclosure controls and procedures and Internal Control as of December 31, 2004 because the Company did not maintain effective controls over the reporting of pro-forma net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. An error in the Company’s reporting of such pro-forma net income and earnings per share was discovered by management in its review and preparation of the financial reports for the quarter ended March 31, 2005, which has resulted in the restatement of the consolidated financial statements for the quarter ended December 31, 2004, related to Part I, Item 1, Note 2, Accounting for Stock-Based Compensation to the Consolidated Financial Statements included in this Form 10-Q/A. Accordingly, management has concluded that the disclosure controls and procedures were not effective as of December 31, 2004.

     During May 2005, in response to the identified material weakness, the Company has taken steps to strengthen its disclosure controls and procedures and Internal Control to prevent the recurrence of the circumstances that resulted in its determination to restate the financial statements. To correct the identified weakness in disclosure controls and procedures and Internal Control, the Company designed procedures requiring that the consolidated financial statements, footnotes thereto and other required supplementary information be subject to an additional level of review.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     During the quarter ended December 31, 2004, there has not occurred any change in internal control over financial reporting (“Internal Control”) as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Control, except as discussed above.

financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change during the Company’s first quarter of its 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.45	Asset Purchase Agreement between Viablelinks, Inc. and the Registrant dated October 1, 2004.*

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
(REGISTRANT)

By:	/s/ Javed Latif

Javed Latif, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

     Date: May 16, 2005