Form 10-Q
period 2005-03-31
EN POINTE TECHNOLOGIES INC
filed 2005-05-16
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2005

or

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

As of May 14, 2005, 6,858,454 shares of common stock of the Registrant were issued and outstanding.

     INDEX

     En Pointe Technologies, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31,	September 30,
	2005	2004
ASSETS:
Current assets:
Cash	$9,482	$16,072
Restricted cash	71	71
Accounts receivable, net	40,553	31,571
Inventories, net	6,133	7,105
Prepaid expenses and other current assets	1,073	578

Total current assets	57,312	55,397

Property and equipment, net of accumulated depreciation and amortization	2,291	5,346

Other assets	926	689

Total assets	$60,529	$61,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$13,259	$13,971
Borrowings under line of credit	21,555	18,309
Accrued liabilities	3,639	4,087
Other current liabilities	2,322	1,151

Total current liabilities	40,775	37,518
Long term liability	163	5,628

Total liabilities	40,938	43,146

Minority interest	1,128	308

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock	7	7
Shares authorized — 15,000,000; with 6,858,454 and 6,814,336 shares issued and outstanding
Additional paid-in capital	41,483	41,390
Treasury stock	(1)	(1)
Accumulated deficit	(23,026)	(23,418)

Total stockholders’ equity	18,463	17,978

Total liabilities and stockholders’ equity	$60,529	$61,432

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales:
Product	$60,760	$51,077	$124,657	$103,028
Service	12,295	10,191	23,673	21,848

Total net sales	73,055	61,268	148,330	124,876

Cost of sales:
Product	56,063	46,921	114,991	95,750
Service	9,029	6,188	16,470	12,143

Total cost of sales	65,092	53,109	131,461	107,893

Gross profit:
Product	4,697	4,156	9,666	7,278
Service	3,266	4,003	7,203	9,705

Total gross profit	7,963	8,159	16,869	16,983

Selling and marketing expenses	5,930	5,381	12,281	11,177
General and administrative expenses	2,450	2,459	4,706	5,085

Operating (loss) income	(417)	319	(118)	721

Interest expense, net	3	212	99	417
Other income, net	(371)	(104)	(484)	(153)

(Loss) income before income taxes and minority interest	(49)	211	267	457
(Benefit) provision for income taxes	(59)	15	24	30

Income before minority interest	10	196	243	427
Minority interest in affiliate loss	80	9	149	19

Net income	$90	$205	$392	$446

Net income per share:

Basic	$0.01	$0.03	$0.06	$0.07

Diluted	$0.01	$0.03	$0.06	$0.06

Weighted average shares outstanding:
Basic	6,839	6,741	6,839	6,730

Diluted	7,175	6,942	7,108	6,870

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$392	$446
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	464	938
Amortization of deferred gain on sale-leaseback	(45)	—
Allowances for doubtful accounts, returns, and inventory	245	202
Minority interest in loss of affiliate	(149)	—
Net change in operating assets and liabilities	(8,815)	3,720

Net cash (used) provided by operating activities, net of effects of acquisition	(7,908)	5,306

Cash flows from investing activities:
Acquisition of business	(878)	—
Purchase of property and equipment	(1,489)	(382)

Net cash used by investing activities	(2,367)	(382)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	3,246	(85)
Proceeds from exercise of employee stock options	95	70
Loan proceeds from stockholders of Premier BPO, Inc.	—	350
Stock offering by Premier BPO, Inc.	366	—
Payment on long term liabilities	(22)	(275)

Net cash provided by financing activities	3,685	60

Decrease in cash	$(6,590)	$4,984

Supplemental disclosures of cash flow information:
Interest paid	$206	$428

Income taxes paid	$215	$—

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and General Information

     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), (collectively, the “Company” or “En Pointe”), at March 31, 2005, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2005 and 2004 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2004.

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

Note 2 — Accounting for Stock-Based Compensation

     The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. No compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s income and income per common share would have been as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004
Net income, as reported	$90	$205	$392	$446

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102)	(155)	(662)	(292)

Pro-forma net (loss) income	$(12)	$50	$(270)	$154

Net (loss) income per share:
Basic-as reported	$0.01	$0.03	$0.06	$0.07

Basic-pro forma	$(0.00)	$0.01	$(0.04)	$0.02

Diluted-as reported	$0.01	$0.03	$0.06	$0.06

Diluted-pro forma	$(0.00)	$0.01	$(0.04)	$0.02

     The fair value of each stock option grant has been estimated pursuant to SFAS 123 on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Risk free interest rates	3.35%	2.96%	3.35%	2.96%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5	5	5	5
Expected volatility	105.25%	97.56%	105.25%	97.56%

     In the first quarter of fiscal year 2005, options to purchase 275,000 shares of common stock at a weighted average price of $2.09 per share were issued to employees. No additional options to purchase common shares were issued in the second quarter of fiscal year 2005.

Note 3 — Computation of Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$90	$205	$392	$446

Weighted average shares outstanding	6,839	6,741	6,839	6,730
Effect of dilutive securities:
Dilutive potential of options	336	201	269	140

Weighted average shares and share equivalents outstanding	$7,175	$6,942	$7,108	$6,870

Basic income per share	$0.01	$0.03	$0.06	$0.07

Diluted income per share	$0.01	$0.03	$0.06	$0.06

Note 4 — Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on October 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

Note 5 — Acquisition of Business

     Effective October 1, 2004, the Company purchased certain assets of Viablelinks, Inc., a Portland, Oregon and Boise, Idaho-based regional reseller of technology products and services. At the time of purchase, the total purchase price paid was approximately $878,000 (including $882,000 gross purchase price less $4,000 cash received back).

     The Company had originally estimated that of the $564,000 of accounts receivable acquired in the Viablelinks, Inc purchase that approximately $113,000 would be uncollectible, allowing a net of $451,000 to be realized. Subsequently, in the March quarter of fiscal year 2005, upon resolution of the $564,000 of trade accounts receivable acquired, it was determined that $82,000 more had been collected than had been previously estimated. Consequently, the preliminary purchase price allocation was adjusted to the following:

Accounts receivable	$533
Depreciable assets	57

Net assets acquired	590
Excess purchase price over net assets acquired	288

Purchase price	$878

Intangible assets:
Customer relationships	200
Goodwill	88

Total intangibles	$288

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

     The Company is amortizing the fair value of customer relationships on a straight-line basis over an estimated useful life of 5 years. At March 31, 2005, there remained a balance of $180,000 of unamortized customer relationships, which over the next five years will be amortized at the rate of $40,000 per year.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended March 31, 2004 as if the acquisition of Viablelinks, Inc.’s operations had occurred on October 1, 2003 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2004	2004	2004
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$65,788	$61,268	$134,308	$124,876
Net income	$304	$205	$534	$446
Net income per share:
Basic	$0.05	$0.03	$0.08	$0.07

Diluted	$0.04	$0.03	$0.08	$0.06

Weighted average shares outstanding:
Basic	6,741	6,741	6,730	6,730

Diluted	6,942	6,942	6,870	6,870

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 2003. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Note 6 — Investment in Variable Interest Entity

     In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (“PBPO”). The Company’s total investment in PBPO common stock through March 31, 2005 is $758,000 and represents an approximate 38% ownership interest in the privately-held corporation that was formerly known as En Pointe Global Services, Inc. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.

     In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $603,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement.

     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 21% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing, owns collectively approximately 19% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their aggregate $600,000 in principal amount of outstanding five-year interest-bearing notes.

     Because of the substantial investment that the Company made in PBPO, the related party nature of the investment, as well as other factors, when the Company‘s acquired interest in PBPO was evaluated, it was determined that PBPO met the tests of a Variable Interest Entity under FIN 46 and PBPO’s financial results have thus been consolidated with the Company’s financial statements since PBPO’s inception.

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

     The changes in minority interest since September 30, 2004 are as follows:

Minority Interest
(in thousands)

Beginning balance at October 1, 2004	$308
Loan conversion to preferred stock	603
Private stock offering	366
Loss allocated to minority interest	(149)

Ending balance at March 31, 2005	$1,128

Note 7 — Financing Facility

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

     In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the March 2005 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

     The working capital and flooring agreements contain the following liquidity financial covenants:

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

     As of March 31, 2005, the Company was in compliance with its debt covenants under the foregoing agreements. At March 31, 2005, approximately $21.6 million was outstanding and the Company had additional borrowings available of approximately $8.4 million after taking into consideration the available collateral and borrowing limitations under the agreements. Borrowings are limited to specific percentages of the Company’s accounts receivable and inventory balances.

Note 8 — Sale-Leaseback Related to Ontario Facility

     On June 24, 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net operating lease term of 15 years. At that time the Company occupied approximately 55% of the facility and planned and accomplished the subleasing of the remaining space in February of 2002. Because the subleased space was in excess of 10%, under SFAS No. 98 “Accounting for Leases”, the Company was considered to have retained a financial interest in the property despite the fact that the property was to revert back to the landlord at the end of the lease period. As a result the Company was required to continue to carry the leased property on its financial statements and account for the sales-leaseback as a financing transaction.

     In March 2005, the lessee of the sublet space discontinued rental of the property and the Company took possession of 100% of the facility, which was needed for its own internal operations. Under SFAS No. 98, the lease now qualifies as a “normal leaseback” and the Company has thus removed from its consolidated balance sheet the carrying value of the leased property including, the land, building, and other depreciable property with an approximate net book value of $4.3 million along with $5.0 million of related liability. Future lease payments will now be accounted as rental expense.

     When the Company accounted for its lease as a financing transaction, the Company recorded lease payments as a reduction of its obligation to the lessor and as interest expense on such obligation, as well as depreciation expense on the property. The result over approximately six years was to depreciate the leased assets more rapidly than the liability to the lessor was being amortized, resulting in the liability to the lessor exceeding the net book value of the lease property by $.07 million at the date immediately preceding the termination of the sublease. Upon concluding the Company no longer has a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain is deferred and amortized over a straight line bases over approximately sixteen months, which represents the remaining non-cancelable term of the lease. The gain has been recorded in total liabilities in the accompanying condensed consolidated balance sheet. In addition, during the three months ended March 31, 2005, the Company amortized into earnings $45,000 of the deferred gain.

Note 9 — Litigation

     In March 2000, an action was brought against us in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International (‘‘FSI’’). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past four years. Legal counsel is currently unable to predict the outcome of this litigation.

     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the ‘‘En Pointe defendants’’). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.

Note 10 — Decrease in Authorized Common Stock

     On March 17, 2005, the shareholders of the Company voted on and approved an amendment to the Company’s certificate of incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6 to financial statements) are collectively referred to as the “Company” or “En Pointe.”

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

Critical Accounting Policies

     For information regarding the Company’s critical accounting policies, refer to the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.

Comparisons of Financial Results

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales:
Product	83.2%	83.4%	84.0%	82.5%
Services	16.8	16.6	16.0	17.5

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.4	6.8	6.5	5.8
Services	4.5	6.5	4.9	7.8

Total gross profit	10.9	13.3	11.4	13.6
Selling and marketing expenses	8.1	8.8	8.3	8.9
General and administrative expenses	3.4	4.0	3.2	4.1

Operating (loss) income	(0.6)	0.5	(0.1)	0.6
Interest expense, net	0.0	0.3	0.1	0.3
Other income, net	(0.5)	(0.2)	(0.4)	(0.1)

(Loss) income before taxes and minority interest	(0.1)	0.4	0.2	0.4
(Benefit) provision for income taxes	(0.1)	0.1	0.0	0.0

Income before minority interest	0.0	0.3	0.2	0.4
Minority interest in affiliate loss	(0.1)	0.0	(0.1)	0.0

Net income	0.1%	0.3%	0.3%	0.4%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2005 and 2004

     NET SALES. Net sales increased $11.8 million, or 19.2%, to $73.1 million in the second quarter of fiscal 2005 from $61.3 million in the second quarter of fiscal 2004. Both product and service net sales registered approximately equal double digit percentage gains. Sales increases came chiefly from existing customers, as the top twenty-five customers that accounted for approximately 62.0% of total net sales in the March 2005 quarter were exclusively from the Company’s existing customer base. Product net sales increased $9.7 million, or 19.0%, to $60.8 million in the second quarter of fiscal 2005 from $51.1 million in the second quarter of fiscal 2004. Service net sales increased $2.1 million, or 20.6%, to $12.3 million in the second quarter of fiscal 2005 from $10.2 million in the second quarter of fiscal 2004.

     March quarters tend to be soft quarters following seasonally stronger December quarters. The March quarter of fiscal year 2005 followed a similar pattern with total net sales down $2.2 million, or 2.9% from that reported in the fiscal quarter ended December 31, 2004. Going counter to that trend, service net sales had a modest pick up of $0.9 million from the $11.4 million reported in the fiscal quarter ended December 31, 2004.

     No single customer accounted for 10.0% or more of net sales in the second quarter of either fiscal year 2005 or 2004. However, three of the Company’s largest customers accounted for 22.8% and 25.1% of net sales in the March quarter of fiscal years 2005 and 2004 respectively.

     Total net sales for the six months ended March 31, 2005, increased $23.4 million, or 18.8%, to $148.3 million from $124.9 million in the comparable prior fiscal year period. Most of the $23.4 million increase for the six month period related to product net sales that increased $21.6 million, or 21.0%, to $124.7 million. Product sales growth, on a six month basis in fiscal year 2005 was almost triple that of service sales growth, increasing 21.0% vs. 8.3% as compared to the prior fiscal year period.

     GROSS PROFIT. Total gross profit decreased $0.2 million, or 2.4%, to $8.0 million in the second quarter of fiscal year 2005 from $8.2 million in the second quarter of fiscal year 2004. Driving the decrease in gross profit was a decline in the overall gross margin percentage from 13.3% to 10.9%. Declining service gross margin percentages was responsible for the decline, dropping from 39.3% to 26.6%. Product gross margin percentage, while slipping some, declined only a relatively insignificant 0.4% from 8.1% to 7.7%.

     The slippage of 0.4% in the product gross margin percentage was minor when compared with the increase in product sales that resulted in total product gross profits increasing $0.5 million, or 13.0%, to $4.7 million in the second quarter of fiscal year 2005 from $4.2 million in the prior fiscal year quarter. Service gross profits, on the other hand, shrank $0.7 million, or 18.4%, to $3.3 million in the second quarter of fiscal year 2005 from $4.0 million in the prior fiscal year quarter. The decline in service gross margin also prevailed on a sequential basis with the March 2005 quarter declining $0.6 million, or 17.0%, from the $3.9 million reported in the quarter ended December 31, 2004, while product gross margin declined $0.3 million, or 5.5% from the $5.0 million reported in the quarter ended December 31, 2004.

     The decline in service gross margin results first from comparisons with fiscal year 2004 periods that contained unusually robust profit margins from short-term project revenue on contracts that were concluding. Secondly, the service business that was concluded was replaced by shorter term jobs producing lower margins, some under targeted ranges, in order to capture new business. The Company believes that future service gross margins will be substantially less than the 35.0% to 40.0% of the past, averaging more in the 30.0% range.

     For the six months ended March 31, 2005, gross profits decreased $0.1 million, or 0.7% to $16.9 million from $17.0 million in the first half of fiscal year 2004. During this period, product gross margin increased $2.4 million to $9.7 million, while service gross margin declined $2.5 million to $7.2 million. Product gross margin percentages increased by 0.7% to 7.8% for the six months ended March 31, 2005, while service margins declined by 14% to 30.4%, following the same pattern prominent in the last three months.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.5 million, or 10.2%, to $5.9 million in the second quarter of fiscal year 2005, from $5.4 million in prior fiscal year quarter. Of the $0.5 million increase, approximately $0.3 million was due principally to the Company’s build-up in its software licensing business as well as some additional fixed costs assumed in its Viablelinks acquisition. In addition, the Company recognized $0.2 million of selling and marketing expense generated by Premier BPO, Inc. during the second quarter of fiscal year 2005 and none for the second quarter of fiscal year 2004.

     While selling and marketing expenses increased modestly on an absolute basis, because of the increase in net sales that provided a broader base to support the fixed cost segment of selling and marketing expenses, selling and marketing expenses on a percentage of net sales basis declined from 8.8% of net sales in the second quarter of fiscal year 2004 to 8.1% of net sales in the second quarter of fiscal year 2005. Sequentially, selling and marketing expenses also decreased $0.5 million, or 6.6%, from the December 2004 quarter.

     For the six months ended March 31, 2005, selling and marketing expenses increased $1.1 million, or 9.9% to $12.3 million from $11.2 million in the first half of fiscal year 2004. The six month increase followed a similar pattern of the second quarter with $0.5 million of selling and marketing expense being generated by Premier BPO, Inc. during the first half of fiscal year 2005 and none for the comparable period of fiscal year 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained relatively constant, decreasing by 0.4% from that of the prior fiscal year quarter. Included in the current quarter and prior year’s comparable quarter are approximately $0.3 million of general and administrative expenses generated by Premier BPO, Inc.

     For the six months ended March 31, 2005, general and administrative expenses decreased $0.4 million, or 7.5% to $4.7 million from $5.1 million in the first half of fiscal year 2004. The decrease in expenses was driven by reductions in wages and benefits, depreciation expense and elimination of lender costs associated with the Company’s change in lenders in June 2004.

     OPERATING (LOSS) INCOME. Operating income decreased by $0.7 million in the second quarter of fiscal year 2005 creating an operating loss of $0.4 million, compared with operating income of $0.3 million in the second quarter of fiscal year 2004. The decrease in operating income in the second quarter of fiscal year 2005 resulted from a decrease in gross profits of $0.2 million and an increased in selling and marketing expenses of $0.5 million.

     For the six months ended March 31, 2005, operating income decreased $0.8 million, resulting in an operating loss of $0.1 million compared with operating income of $0.7 million in the first half of fiscal year 2004.

     INTEREST EXPENSE, NET. Interest expense of $62,000 is net of interest income of $59,000. Net interest expense declined $0.2 million in the second quarter of 2005 from $0.2 million in the second quarter of fiscal year 2004. The net decline resulted from increased interest-free borrowings under the new lending facility from GE Commercial Distribution Finance Corporation that was established in June 2004 as well as the change in lending terms that allows the Company to earn interest on customer payments until the semi-monthly financing payments are due. The majority of the interest expense incurred by the Company represents interest expense related to the former lease liability related to the Ontario facility, which was eliminated from the Company’s consolidated balance sheet in March 2005 (see Note 8 to the financial statements). As a result, future payments will be accounted for as rent expense and will no longer impact interest expense.

     For the six months ended March 31, 2005, net interest expense decreased $0.3 million to $0.1 million from $0.4 million in the first half of fiscal year 2004 due again to the Company’s more favorable financing facility.

     (BENEFIT) PROVISION FOR INCOME TAXES. The Company had an income tax benefit of $59,000 for the second fiscal quarter of 2005 compared with a $15,000 income tax provision in the second quarter of fiscal year 2004.

     For the six months ended March 31, 2005, the provision for income taxes remained relatively constant, decreasing $6,000 to $24,000 from $30,000 in the first half of fiscal year 2004.

     As of March 31, 2005, the Company had an available net operating loss carry forward of approximately $6.8 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns approximately 38% of PBPO and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other stockholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the quarter ended March 31, 2005, approximately 20.0% of the total PBPO loss of $0.4 million was allocated to the 62% “minority stockholders”. For the quarter ended March 31, 2004, approximately 4% of the total PBPO loss of $0.2 million was allocated to the 62% “minority stockholders.” Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.

     NET INCOME. Net income decreased $115,000 in the second quarter of fiscal year 2005 to $90,000 from $205,000 in the second quarter of fiscal year 2004. The drop in net income for the quarter of fiscal year 2005 can be attributed to $736,000 decrease in operating income reduced by $621,000 of non-operating income composed of $476,000 of other income, $74,000 of reduced tax provision and $71,000 of additional expense allocated to minority interest.

     For the six months ended March 31, 2005, net income decreased $54,000 to $392,000 from $446,000 in the first half of fiscal year 2004. The decline in net income can be attributed to a $839,000 decrease in operating income reduced by $785,000 of non-operating income including $649,000 of other income, $6,000 of reduced tax provision and $130,000 of additional expense allocated to minority interest.

Liquidity and Capital Resources

     During the six months ended March 31, 2005, operating activities used cash of $7.9 million compared with $5.3 million provided in the comparable prior fiscal year period. The $13.2 million increase in use of cash by operations can be attributed principally to an increase in account receivables of $12.2 million compared with the accounts receivable change for the first half of fiscal year 2004.

     The Company’s accounts receivable balance at March 31, 2005 and September 30, 2004, was $40.6 million and $31.6 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 50 days, as of March 31, 2005 from 41 days as of September 30, 2004. The nine day increase in day’s sales outstanding in accounts receivable was due, in part, to three large customers who have had systems issues in changing their account payable systems resulting in abnormally slow payments.

     Inventories decreased $1.0 million, from $7.1 million at September 30, 2004 to $6.1 million at March 31, 2005. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.

     Investing activities during the six months ended March 31, 2005 used cash of $2.4 million, an increase of $2.0 million over the $0.4 million used in the comparable period of fiscal year 2004. Most of the increase was for $1.1 million of business property, chiefly computer equipment and in-house software upgrades for SAP. Another $0.9 million was expended for the acquisition of Viablelinks, Inc. (see Note 5 to the financial statements).

     Financing activities provided cash of $3.7 million during the six months ended March 31, 2005, $3.7 million more than was provided in the comparable period of fiscal year 2004. The principal source of cash by financing activities was from net borrowings under the Company’s line of credit of $3.2 million. Another $0.4 million was provided by way of a private stock offering by the Company’s affiliate, Premier BPO, Inc.

     As of March 31, 2005, the Company had approximately $9.5 million in cash and working capital of $16.5 million. To improve financing flexibility and reduce costs, in June 2004 the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 7 to Financial Statements). The Company was in compliance with all of its debt covenants as of March 31, 2005.

     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of March 31, 2005, approximately $21.6 million in borrowings were outstanding under its $30.0 million financing facility. At March 31, 2005, En Pointe had additional borrowings available of approximately $8.4 million after taking into consideration the available collateral and borrowing limitations under the agreements.

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

Obligations and Commitments

     As of March 31, 2005, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$175	$111	$64	$—	$—
Operating lease obligations	$2,344	$1,549	$795	$—	$—
Line of credit	$21,555	$21,555	$—	$—	$—

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company has limited exposure to market risk from changes in interest rates from borrowings under its line of credit. While the Company’s working capital financing facility with GE provides for interest at a rate of 1.0% per annum over prime, subject to a minimum of 5.0% per annum, it is anticipated that a substantial portion of the Company’s borrowings will be interest-free flooring that mitigates market risk from interest fluctuations.

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

(b) Changes in internal controls

     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on March 17, 2005, with stockholders holding 5,806,563 shares of common stock (representing 85% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The stockholders elected all of the Company’s nominees for directors who constitute the entire Board of Directors. The stockholders also approved an amendment to the Company’s certificate of incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000. The votes were as follows:

1.	Election of Directors:

	Votes For	Withheld
Attiazaz “Bob” Din	5,598,055	208,508
Naureen Din	5,589,622	216,941
Zubair Ahmed	5,592,191	214,372
Mark Briggs	5,615,142	191,421
Mansoor S. Shah	5,607,047	199,516
Timothy J. Lilligren	5,614,742	191,821
Edward Hunter	5,729,084	77,479

2.	Approval of an amendment to the Company’s certificate of incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000..

For	5,750,499
Against	48,201
Abstain	7,863

Item 6. Exhibits

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant to decrease its common shares authorized from 30,000,000 to 15,000,000.

10.46	Subscription Agreement between Premier BPO, Inc. and the Registrant dated March 18, 2005.

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Financial Officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.

By:	/s/ Javed Latif

Javed Latif, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 16, 2005