Form 10-Q
period 2005-06-30
EN POINTE TECHNOLOGIES INC
filed 2005-08-15
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2005, 6,899,472 shares of common stock of the Registrant were issued and outstanding.

     INDEX
     En Pointe Technologies, Inc.

Pg. 1

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	June 30,	September 30,
	2005	2004
ASSETS:
Current assets:
Cash	$14,240	$16,072
Restricted cash	71	71
Accounts receivable, net	52,382	31,571
Inventories, net	8,154	7,105
Prepaid expenses and other current assets	1,064	578

Total current assets	75,911	55,397

Property and equipment, net of accumulated depreciation and amortization	2,672	5,346

Other assets	906	689

Total assets	$79,489	$61,432

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$19,544	$13,971
Borrowings under line of credit	32,412	18,309
Accrued liabilities	3,969	4,087
Other current liabilities	3,561	1,151

Total current liabilities	59,486	37,518
Long term liability	385	5,628

Total liabilities	59,871	43,146

Minority interest	992	308

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000 No shares issued or outstanding	—	—
Common stock	7	7
Shares authorized — 15,000,000; with 6,858,454 and 6,814,336 shares issued and outstanding
Additional paid-in capital	41,544	41,390
Treasury stock	(1)	(1)
Accumulated deficit	(22,924)	(23,418)

Total stockholders’ equity	18,626	17,978

Total liabilities and stockholders’ equity	$79,489	$61,432

See Notes to Condensed Consolidated Financial Statements.

Pg. 2

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Product	$80,450	$71,968	$205,107	$174,996
Service	12,142	10,895	35,815	32,743

Total net sales	92,592	82,863	240,922	207,739

Cost of sales:
Product	74,416	66,612	189,407	162,362
Service	9,098	6,779	25,568	18,922

Total cost of sales	83,514	73,391	214,975	181,284

Gross profit:
Product	6,034	5,356	15,700	12,634
Service	3,044	4,116	10,247	13,821

Total gross profit	9,078	9,472	25,947	26,455

Selling and marketing expenses	6,591	5,794	18,872	16,972
General and administrative expenses	2,661	3,010	7,367	8,095

Operating (loss) income	(174)	668	(292)	1,388

Interest (income) expense, net	(76)	211	23	628
Other income, net	(46)	(91)	(530)	(245)

(Loss) income before income taxes and minority interest	(52)	548	215	1,005
Provision for income taxes	1	71	25	101

Income before minority interest	(53)	477	190	904
Minority interest in affiliate loss	155	—	304	19

Net income	$102	$477	$494	$923

Net income per share:
Basic	$0.01	$0.07	$0.07	$0.14

Diluted	$0.01	$0.07	$0.07	$0.13

Weighted average shares outstanding:
Basic	6,867	6,792	6,841	6,729

Diluted	7,124	6,907	7,101	6,855

See Notes to Condensed Consolidated Financial Statements.

Pg. 3

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$494	$923
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	742	1,469
Amortization of deferred gain on sale-leasback	(179)	—
Allowances for doubtful accounts, returns, and inventory	237	142
Minority interest in loss of affiliate	(304)	—
Net change in operating assets and liabilities	(14,948)	(5,208)

Net cash used by operating activities, net of effects of acquisition	(13,958)	(2,674)

Cash flows from investing activities:
Acquisition of business	(878)	—
Purchase of property and equipment	(1,541)	(502)

Net cash used by investing activities	(2,419)	(502)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	14,103	2,039
Proceeds from exercise of employee stock options	154	149
Loan proceeds from stockholders of Premier BPO, Inc.	—	350
Stock offering by Premier BPO, Inc.	385	—
Payment on long term liabilities	(97)	(291)

Net cash provided by financing activities	14,545	2,247

Decrease in cash	$(1,832)	$(929)

Supplemental disclosures of cash flow information:
Interest paid	$218	$646

Income taxes paid	$215	$—

Capitalized leases	$586	$—

See Notes to Condensed Consolidated Financial Statements.

Pg. 4

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), (collectively, the “Company” or “En Pointe”), at June 30, 2005, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2005 and 2004 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2004.
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
Note 2 — Accounting for Stock-Based Compensation
     The Company accounts for stock options granted to employees and directors under the Plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. No compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company’s income and income per common share would have been as follows:

Pg. 5

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004
Net income, as reported	$102	$477	$494	$923

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102)	(187)	(764)	(478)

Pro-forma net income (loss)	$0	$290	$(270)	$445

Net income (loss) per share:
Basic—as reported	$0.01	$0.07	$0.07	$0.14

Basic—pro forma	$0.00	$0.04	$(0.04)	$0.07

Diluted—as reported	$0.01	$0.07	$0.07	$0.13

Diluted—pro forma	$0.00	$0.04	$(0.04)	$0.06

     The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk free interest rates	3.35%	2.96%	3.35%	2.96%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5	5	5	5
Expected volatility	105.25%	97.56%	105.25%	97.56%
     In the first quarter of fiscal year 2005, options to purchase 275,000 shares of common stock at a weighted average price of $2.09 per share were issued to employees. No additional options to purchase common shares were issued since then.
Note 3 — Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

Pg. 6

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$102	$477	$494	$923

Weighted average shares outstanding	6,867	6,792	6,841	6,729
Effect of dilutive securities:
Dilutive potential of options	257	115	260	126

Weighted average shares and share equivalents outstanding	$7,124	$6,907	$7,101	$6,855

Basic income per share	$0.01	$0.07	$0.07	$0.14

Diluted income per share	$0.01	$0.07	$0.07	$0.13

Note 4 — Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. The Company after assessing the potential negative impact of the provisions of SFAS No. 123R on its consolidated financial statements in fiscal year 2006, decided to minimize its exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, the Company accelerated all outstanding unvested options so as to be fully vested as of such date (see Note 11).
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an

Pg. 7

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
     The Company had originally estimated that of the $564,000 of accounts receivable acquired in the Viablelinks, Inc. purchase that approximately $113,000 would be uncollectible, allowing a net of $451,000 to be realized. Subsequently, in the quarter ended March 31, 2005, upon resolution of the $564,000 of trade accounts receivable acquired, it was determined that $82,000 more had been collected than had been previously estimated. Consequently, the preliminary purchase price allocation was adjusted to the following (in thousands):

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

Pg. 8

     The Company is amortizing the fair value of customer relationships on a straight-line basis over an estimated useful life of 5 years. At June 30, 2005, there remained a balance of $180,000 of unamortized customer relationships, which over the next five years will be amortized at the rate of $40,000 per year.
     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended June 30, 2004 as if the acquisition had occurred on October 1, 2003 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2004
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$87,383	$82,863	$217,171	$207,739
Net income	$576	$477	$1,011	$923
Net income per share:
Basic	$0.08	$0.07	$0.15	$0.14

Diluted	$0.08	$0.07	$0.15	$0.13

Weighted average shares outstanding:
Basic	6,792	6,792	6,729	6,729

Diluted	6,907	6,907	6,855	6,855

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
Note 6 — Investment in Variable Interest Entity
     In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (“PBPO”). The Company’s total investment in PBPO common stock through June 30, 2005 is $758,000 and represents an approximate 38% ownership interest in the privately-held corporation that was formerly known as En Pointe Global Services, Inc. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
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

Pg. 9

of outstanding five-year interest-bearing notes.
     Because of the substantial investment that the Company made in PBPO, the related party nature of the investment, as well as other factors, when the Company’s acquired interest in PBPO was evaluated, it was determined that PBPO met the tests of a Variable Interest Entity under FIN 46 and PBPO’s financial results have thus been consolidated with the Company’s financial statements since PBPO’s inception.
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
     The changes in minority interest since September 30, 2004 are as follows:

Minority Interest
(in thousands)
Beginning balance at October 1, 2004	$308
Loan conversion to preferred stock	603
Private stock offering	385
Loss allocated to minority interest	(304)

Ending balance at June 30, 2005	$992

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
     In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the June 2005 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
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

Pg. 10

     In May 2005, the Company obtained a temporary overline from GE of up to $7.5 million that is available through August 31, 2005 that allows the Company to borrow up to an aggregate of $37.5 million under its working capital financing facility. Subsequently, in July 2005, the Company obtained an additional $2.5 million increase in its temporary overline that also expires on August 31, 2005 that brought its total available credit to $40.0 million under its working capital financing facility. As of June 30, 2005, approximately $32.4 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $5.1 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of June 30, 2005, the Company was in compliance with its debt covenants under the foregoing agreements.
Note 8 — Sale-Leaseback Related to Ontario Facility
     On June 24, 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net operating lease term of 15 years. At that time the Company occupied approximately 55% of the facility and planned and accomplished the subleasing of the remaining space in February of 2002. Because the subleased space was in excess of 10% of the facility, under SFAS No. 98 “Accounting for Leases”, the Company was considered to have retained a financial interest in the property despite the fact that the property was to revert back to the landlord at the end of the lease period. As a result the Company was required to continue to carry the leased property on its financial statements and account for the sale-leaseback as a financing transaction.
     In March 2005, the lessee of the sublet space discontinued rental of the property and the Company took possession of 100% of the facility, which was needed for its own internal operations. Under SFAS No. 98, the lease now qualifies as a “normal leaseback” and the Company has thus removed from its consolidated balance sheet the carrying value of the leased property including, the land, building, and other depreciable property with an approximate net book value of $4.3 million along with $5.0 million of related liability. Future lease payments will now be accounted for as rental expense.
     When the Company accounted for its lease as a financing transaction, the Company recorded lease payments as a reduction of its obligation to the lessor and as interest expense on such obligation, as well as depreciation expense on the property. The result over approximately six years was to depreciate the leased assets more rapidly than the liability to the lessor was being amortized, resulting in the liability to the lessor exceeding the net book value of the lease property by $0.7 million at the date immediately preceding the termination of the sublease.
     Upon concluding the Company no longer has a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight line basis over approximately sixteen months, which represents the remaining non-cancelable term of the lease. During the three months and nine months ended June 30, 2005, the Company amortized into earnings $134,000 and $179,000, respectively, of the deferred gain. The unamortized gain has been recorded in total liabilities in the accompanying condensed consolidated balance sheet.

Pg. 11

Note 9 — Litigation
     In March 2000, an action was brought against the Company in the Orange County Superior Court, Case No. 00CC03948 contending fraud and breach of contract arising from the purchase by a former subsidiary of the Company of certain assets from a company formerly known as First Source International (''FSI’’). The lawsuit is filed by RLC, Inc. Assignee for the benefit of creditors of a defunct corporation, Paragon Solutions, Inc, formerly known as FSI. It is contended that FSI was unable to obtain their contingent earn-out under the agreement because of faulty software provided by the Company. Damages sought range between $0.8 to $3.5 million with the plaintiff seeking punitive damages of $10 million. The Company was successful in compelling the action to be moved to arbitration, but since November 17, 2000 when the Court of Appeals rejected the request by the plaintiff to prohibit arbitration, no arbitration proceedings have commenced. The Company vigorously denies the charges and contends that full disclosure was made as to any problems with the software and that the former subsidiary to this date has not produced net income. The case has remained dormant for the past four years. Legal counsel is currently unable to predict the outcome of this litigation.
     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the ''En Pointe defendants’’). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.
     In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by its stockholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties have stipulated to a stay of the case pending the class action. The En Pointe defendants intend to vigorously defend the allegations.
     In February 2001, the Company and five of its directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to claims against the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint. On or about May 27, 2005, the Court granted plaintiffs’ Motion for Class Certification. En Pointe intends to vigorously defend the litigation.
     There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. While the outcome of these claims and proceedings cannot be predicted with certainty, after consulting with legal counsel,

Pg. 12

management does not believe that the outcome of any of these matters will have a material adverse affect on the Company’s business, financial position and results of operations or cash flows.
Note 10 — Decrease in Authorized Common Stock
     On March 17, 2005, the stockholders of the Company voted on and approved an amendment to the Company’s certificate of incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000.
Note 11 — Subsequent Event
     On July 19, 2005, the Board of Directors and Compensation Committee approved accelerating the exercisability of 316,106 unvested stock options outstanding under the Company’s 1996 stock incentive plan effective as of July 20, 2005. The options are held by employees, including executive officers, and directors, and have a range of exercise prices of $1.25 to $3.38 per share and a weighted average exercise price of $2.03 per share. The closing price per share of the Company’s common stock on July 19, 2005, the last trading day before effectiveness of the acceleration, was $3.21. Of the total number of options accelerated, executive officers and directors of the Company hold options to purchase an aggregate of 202,906 shares of common stock. In order to prevent unintended personal benefits, shares of the Company’s common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the earlier of termination of continuous service with the Company or expiration of such original vesting period.
     The purpose of accelerating vesting was to minimize the Company’s recognition of compensation expense associated with these options upon adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years is estimated to be approximately $559,000. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based an estimate of the future turnover percentage times the intrinsic value of the accelerated stock options on July 20, 2005 and amounted to additional compensation expense in the range of approximately $60,000 to $80,000, all of which will be recognized in the fourth quarter of fiscal 2005. However, to the extent that any accelerated options are exercised prior to the term of their respective original vesting periods and the estimated compensation expense proves insufficient, the Company may incur additional compensation expense under SFAS 123(R). The Company’s full Board of Directors ratified the acceleration to the extent affected options were held by members of the Compensation Committee.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6 to the Financial Statements) are collectively referred to as the “Company” or “En Pointe.”

Pg. 13

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
     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
Critical Accounting Policies

Pg. 14

     For information regarding the Company’s critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Product	86.9%	86.9%	85.1%	84.2%
Services	13.1	13.1	14.9	15.8

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.5	6.5	6.5	6.1
Services	3.3	5.0	4.3	6.7

Total gross profit	9.8	11.5	10.8	12.8
Selling and marketing expenses	7.1	7.0	7.8	8.2
General and administrative expenses	2.9	3.6	3.1	3.9

Operating (loss) income	(0.2)	0.9	(0.1)	0.7
Interest (income) expense, net	(0.1)	0.3	0.0	0.3
Other income, net	(0.0)	(0.1)	(0.2)	(0.1)

(Loss) income before taxes and minority interest	(0.1)	0.7	0.1	0.5
Provision for income taxes	0.0	0.1	0.0	0.0

(Loss) income before minority interest	(0.1)	0.6	0.1	0.5
Minority interest in affiliate loss	(0.2)	0.0	(0.1)	0.0

Net income	0.1%	0.6%	0.2%	0.5%

Comparison of the Results of Operations for the Three Months and Nine Months ended June 30, 2005 and 2004
     NET SALES. Net sales increased $9.7 million, or 11.7%, to $92.6 million in the third quarter of fiscal 2005 from $82.9 million in the third quarter of fiscal 2004. Product net sales increased $8.5 million, or 11.8%, to $80.5 million in the third quarter of fiscal 2005 from $72.0 million in the third quarter of fiscal 2004. Service net sales increased $1.2 million, or 11.4%, to $12.1 million in the third quarter of fiscal 2005 from $10.9 million in the third quarter of fiscal 2004.
     Net sales for the June 2005 quarter were the strongest in four years and outpaced each of the first two quarters of fiscal 2005, with increases exceeding 20% of the net sales reported in each of such prior sequential quarters. The Company’s top twenty-five customers accounted for approximately $63.6 million of the $92.6 million of net sales, or 68.7%. Two new customers were added to the top twenty-five that contributed $2.2 million to net sales with the remainder of the increase in net sales coming from the Company’s existing customer base.
     The June quarter traditionally marks the end of government fiscal years and for that reason government sales tend to be unusually high during such quarter. That was true in the current June quarter of fiscal 2005, when state and local government sales made up 30.0% of net sales with one local government accounting for 17.1%. In the prior year June quarter, state and local government sales made up 27.0% of net sales, with one local government accounting for 17.9%.

Pg. 15

     Total net sales for the nine months ended June 30, 2005, increased $33.2 million, or 16.0%, to $240.9 million from $207.7 million in the comparable prior year fiscal period. Product sales growth, on a nine month basis in fiscal year 2005 was almost double that of service sales growth, increasing 17.2% versus 9.4% for services, as compared to the prior fiscal year period.
     GROSS PROFIT. Total gross profit decreased $0.4 million, or 4.2%, to $9.1 million in the third quarter of fiscal year 2005 from $9.5 million in the third quarter of fiscal year 2004. Driving the decrease in gross profit was a decline in the overall gross margin percentage from 11.4% in the quarter ended June 30, 2004 to 9.8% in the June 2005 quarter. The declining 9.8% gross margin percentage was also 1.1% less than the 10.9% reported in the March 2005 quarter. Declining service gross margin percentages continued to be responsible for the decline, dropping from 37.8% in the quarter ended June 30, 2004 to 25.1% in the June 2005 quarter, while product gross margin percentage held steady at approximately 7.5% during such periods.
     Service gross profits shrank $1.1 million, or 26.0%, to $3.0 million in the third quarter of fiscal year 2005 from $4.1 million in the prior fiscal year quarter. The decline in service gross profits also prevailed on a sequential basis with the June 2005 quarter declining $0.3 million, or 6.8%, from the $3.3 million reported in the quarter ended March 31, 2005, while product gross profits increased $1.3 million, or 28.5%, from the $4.7 million reported in the quarter ended March 31, 2005. Product gross profits increased $0.6 million, or 12.7%, to $6.0 million in the June 2005 quarter from $5.4 million in the June 2004 quarter.
     The decline in service gross margin results first from comparisons with fiscal year 2004 periods that contained unusually robust profit margins from short-term project revenue on contracts that were concluding. Secondly, the service business that was concluded was replaced by shorter term jobs producing lower margins, some under targeted ranges, in order to capture new business. The Company believes that future service gross margins will be substantially less than the 35.0% to 40.0% of the past, and will average in the 25% range.
     For the nine months ended June 30, 2005, gross profits decreased $0.6 million, or 1.9% to $25.9 million from $26.5 million in the first nine months of fiscal year 2004. During this period, product gross profits increased $3.1 million to $15.7 million, while service gross profits declined $3.6 million to $10.2 million. Product gross margin percentages increased by 0.5% to 7.7% for the nine months ended June 30, 2005, while service margins declined by 13.6% to 28.6%, following the same pattern prominent during the June 2005 quarter.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.8 million, or 13.8%, to $6.6 million in the third quarter of fiscal year 2005, from $5.8 million in prior fiscal year quarter. Of the $0.8 million increase, approximately $0.3 million was wage related due principally to build up of the software licensing business. Another $0.3 million was from increased off-shore back-office support expenses. In addition, the Company recognized $0.2 million of selling and marketing expense generated by Premier BPO, Inc. (“PBPO”) during the third quarter of fiscal year 2005 and none for the third quarter of fiscal year 2004.
     While selling and marketing expenses increased 13.8% on an absolute basis in the third quarter of fiscal year 2005, because of the increase in net sales that provided a broader base to support the fixed cost segment of selling and marketing expenses, selling and marketing expenses as a percentage of net sales increased only 0.1% to 7.1% from the 7.0% of net sales

Pg. 16

recorded in the third quarter of fiscal year 2004. Sequentially, selling and marketing expenses decreased 1.0% from the 8.1% reported during the March 2005 quarter.
     For the nine months ended June 30, 2005, selling and marketing expenses increased $1.9 million, or 11.2%, to $18.9 million from $17.0 million in the first nine months of fiscal year 2004. The nine month increase followed a similar pattern of the 2005 third quarter with wage related expenses increasing $1.1 million, off-shore back-office support expenses increasing $0.5 million, and PBPO expenses increasing $0.7 million during the nine months of fiscal 2005. The three expense categories enumerated above totaled $2.3 million and were partially offset by a decrease in connectivity expenses and promotional expenses of $0.4 million. With the increased net sales providing a broader base for spreading selling and marketing expenses, selling and marketing expenses as a percentage of net sales during the nine month period ended June 30, 2005 declined 0.4% to 7.8% from the 8.2% of the prior fiscal year period.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.3 million in the third quarter of fiscal year 2005, or 11.6%, to $2.7 million from $3.0 million in the prior fiscal year quarter. Contributing to the decline was a decrease in wage-related expenses of $0.2 million due, in part, to executive bonuses paid in the June quarter of fiscal 2004 and which were not present in the fiscal 2005 June quarter as well as $0.1 million reduction of expense from the elimination of lender costs associated with the Company’s change in lenders in June 2004. When expressed as a percentage of net sales, general and administrative expenses declined 0.7% to 2.9% in the third quarter of fiscal year 2005 from the 3.6% reported in the third quarter of fiscal year 2004.
     For the nine months ended June 30, 2005, general and administrative expenses decreased $0.7 million, or 9.0%, to $7.4 million from $8.1 million in the first nine months of fiscal year 2004. The decrease in expenses was driven by reductions in wages and benefits, depreciation expense and elimination of lender costs associated with the Company’s change in lenders in June 2004. When expressed as a percentage of net sales, the general and administrative expenses declined 0.8% to 3.1% in the first nine months of fiscal year 2005 from the 3.9% in the comparable period of fiscal year 2004.
     OPERATING (LOSS) INCOME. Operating income decreased by $0.9 million in the third quarter of fiscal year 2005 in which an operating loss of $0.2 million was realized, versus operating income of $0.7 million in the third quarter of fiscal year 2004. The decrease in operating income in the third quarter of fiscal year 2005 resulted primarily from a decrease in gross profits of $0.4 million and an increase in operating expenses of $0.4 million.
     For the nine months ended June 30, 2005, operating income decreased $1.7 million, resulting in an operating loss of $0.3 million compared with operating income of $1.4 million in the first nine months of fiscal year 2004. The decrease in operating income of $1.7 million for the first nine months of fiscal year 2005 resulted primarily from a decrease in gross profits of $0.6 million and an increase in operating expenses of $1.1 million.
     INTEREST (INCOME) EXPENSE, NET. Net interest income of $76,000 in the June 2005 quarter is net of interest expense of $12,000. Interest income includes $60,000 of interest earned from bank accounts and a $28,000 favorable adjustment on an interest accrual related to income taxes. Net interest expense declined $0.3 million in the third quarter of 2005 from $0.2 million in the third quarter of fiscal year 2004. The net decline resulted from increased interest-free borrowings under the new lending facility from GE Commercial Distribution Finance Corporation that was established in June 2004 as well as the change in

Pg. 17

lending terms that allows the Company to earn interest on customer payments until the semi-monthly financing payments are due. The majority of the interest expense incurred by the Company represents interest expense related to capitalized leases.
     For the nine months ended June 30, 2005, net interest expense decreased $0.6 million from the $0.6 million in the first nine months of fiscal year 2004 due again to the Company’s more favorable financing facility during the fiscal 2005 period.
     PROVISION FOR INCOME TAXES. The Company had a provision for income taxes of $1,000 for the third fiscal quarter of 2005 compared with a $71,000 income tax provision in the third quarter of fiscal year 2004. For the nine months ended June 30, 2005, the provision for income taxes decreased $76,000 to $25,000 from $101,000 in the first nine months of fiscal year 2004. Because a valuation allowance has been set up to offset all of the Company’s deferred tax assets, no deferred tax benefits have been recognized during the periods reported.
     As of June 30, 2005, the Company had an available net operating loss carry forward of approximately $7.6 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns approximately 38% of PBPO and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other stockholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the quarter ended June 30, 2005, approximately 41.7% of the total PBPO loss of $0.4 million was allocated to the 62% “minority stockholders”. For the quarter ended June 30, 2004, none of the total PBPO loss of $0.3 million was allocated to the 62% “minority stockholders.” Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.
     NET INCOME. Net income decreased $375,000 in the third quarter of fiscal year 2005 to $102,000 from $477,000 in the third quarter of fiscal year 2004. The drop in net income for the third quarter of fiscal year 2005 can be attributed to an $842,000 decrease in operating income reduced by $242,000 of non-operating income, chiefly interest related, $70,000 of reduced tax provision and $155,000 of additional expense allocated to minority interest.
     For the nine months ended June 30, 2005, net income decreased $429,000 to $494,000 from $923,000 in the first nine months of fiscal year 2004. The decline in net income can be attributed to the $1,680,000 decrease in operating income reduced by $890,000 of non-operating income including, $76,000 of reduced tax provision and $285,000 of additional expense allocated to minority interest.
Liquidity and Capital Resources
     During the nine months ended June 30, 2005, operating activities used cash of $14.0 million compared with $2.7 million in the comparable prior fiscal year period. The $11.3 million increase in use of cash by operations can be attributed principally to an increase in account receivables of $10.0 million compared with the accounts receivable change for the first nine months of fiscal year 2004.

Pg. 18

     The Company’s net accounts receivable balance at June 30, 2005 and September 30, 2004, was $52.4 million and $31.6 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 60 days, as of June 30, 2005 from 41 days as of September 30, 2004. The nineteen day increase in day’s sales outstanding in accounts receivable was due largely to $11.2 million of government sales that was booked late in June 2005, causing a jump in the normal accounts receivable balance.
     Inventories increased $1.0 million, from $7.1 million at September 30, 2004 to $8.1 million at June 30, 2005. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.
     Investing activities during the nine months ended June 30, 2005 used cash of $2.4 million, an increase of $2.0 million over the $0.5 million used in the comparable period of fiscal year 2004. Most of the increase was for business property, chiefly computer equipment and in-house software upgrades for SAP. Another $0.9 million was expended for the acquisition of Viablelinks, Inc. (see Note 5 to the Financial Statements).
     Financing activities provided cash of $14.5 million during the nine months ended June 30, 2005, $12.1 million more than was provided in the comparable period of fiscal year 2004. The principal source of cash by financing activities was from net borrowings under the Company’s line of credit of $14.1 million. Another $0.4 million was provided by way of a private stock offering by the Company’s affiliate, PBPO.
As of June 30, 2005, the Company had approximately $14.2 million in cash and working capital of $16.4 million. The Company has a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 7 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of June 30, 2005.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. In May 2005, the Company obtained a temporary overline form GE of up to $7.5 million that is available through August 31, 2005 that allows the Company to borrow up to an aggregate of $37.5 million under its working capital financing facility. Subsequently, in July 2005, the Company obtained an additional $2.5 million increase in its temporary overline that also expires on August 31, 2005 that brought its total available credit to $40.0 million under its working capital financing facility. As of June 30, 2005, approximately $32.4 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $5.1 million after taking into consideration the available collateral and borrowing limitations under the agreements.

Pg. 19

     Based on the Company meeting its internal sales growth targets, management believes that the Company’s current cash balances, combined with net cash that it expects to generate from operations, and access to the $30.0 million financing facility with GE and with the availability of any temporary increases to its credit facility, will sustain its ongoing operations for at least the next twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.
Off-Balance Sheet Arrangements
     The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303 (a) (4) of Regulation S-K.
Obligations and Commitments
     As of June 30, 2005, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$670	$275	$220	$175	$—
Operating lease obligations	$2,198	$1,686	$478	$34	$—
Line of credit	$32,412	$32,412	$—	$—	$—
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company has limited exposure to market risk from changes in interest rates from borrowings under its line of credit. While the Company’s working capital financing facility with GE provides for interest at a rate of 1.0% per annum over prime, subject to a minimum of 5.0% per annum, it is anticipated that a substantial portion of the Company’s borrowings will be interest-free flooring that mitigates market risk from interest fluctuations.
     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which were fully disclosed in the Company’s Form 10-K filed for the fiscal year ended September 30, 2004. The Company has no commercial paper, derivatives, swaps, hedges, or foreign currency transactions to disclose and evaluate for market risks.
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

Pg. 20

defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
(b) Changes in internal controls
     There were no changes to internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of proceedings and claims cannot be predicted with certainty, management, after consulting with counsel, does not believe the outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as updated by the Company’s Quarterly Reports on Form 10-Q for the quarters ended December 31, 2004 and March 31, 2005.
     On or about May 27, 2005, the Court granted plaintiffs’ Motion for Class Certification in relation to a pending stockholder class action (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California, Case No. 01CV0205L (CGA)).
Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pg. 21

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.

By:	/s/ Javed Latif

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: August 15, 2005

Pg. 22