Form 10-K
period 2005-09-30
EN POINTE TECHNOLOGIES INC
filed 2005-12-27
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2005

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
Common Stock, par value $.001 per share
(Title Of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐          NO  ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐          NO ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 31, 2005, was approximately $16,204,759.
      The number of outstanding shares of the Registrant’s Common Stock as of December 16, 2005 was 6,977,472.
DOCUMENTS INCORPORATED BY REFERENCE
      PORTIONS OF REGISTRANT’S PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 30, 2006): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
Year Ended September 30, 2005

PART I
      THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: “ITEM 1. BUSINESS — FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING “ANTICIPATES,” “BELIEVES,” “INTENDS,” “ESTIMATES,” “EXPECTS,” AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN “ITEM 1. BUSINESS — FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS,” WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.
      References made in this Annual Report on Form 10-K to “En Pointe Technologies,” “En Pointe, “the “Company,” “we,” “us,” or “our” refer to En Pointe Technologies, Inc. and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,) and, The Xyphen Corporation (dba ContentWare). En Pointe Technologies® and the Building Blocks design are registered trademarks of the Company and are mentioned or referred to in this Annual Report.

Item 1.	Business
General
      En Pointe Technologies, Inc. was originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996. We are a national provider of information technology products (hardware and software) and value-added services with a customer base consisting primarily of large and medium sized companies and government entities. We use proprietary and non-proprietary software and systems to drop-ship information technology products to our customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States. This software allows us to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining significant inventory. In addition to seeking efficiencies and growth in our traditional large-enterprise focused core business, we continue to devote resources to the development of our managed and professional services infrastructure. En Pointe is represented in approximately 17 sales and service markets throughout the United States, and maintains a value-added ISO 9001:2000 certified integration operation in Ontario, California.
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
Business Model
      Our business model covers hardware and software fulfillment and value-added services. Hardware fulfillment extends beyond efficient delivery to include pre-deployment services that we perform prior to shipment, including imaging and image management, configurations, asset tagging, inventory management and master packing. The procurement process is vital to hardware fulfillment and we try to make this process as efficient as possible for our customers. Value-added services include ongoing managed services such as management of information technology infrastructure as well as professional services that provide specific information technology solutions for our customers. Software fulfillment includes presales consulting, monitoring license compliance and managing software publishers’ relationships.
      The hardware fulfillment business relies on our virtual inventory model that has been developed and enhanced over time, but since our inception in 1993, our core concepts have remained the same. The virtual inventory model’s essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the limited amount of physical inventory that we hold and our allied distributor relationships. Our highly sophisticated and customized enterprise resource planning system, referred to as SAP, allows us to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level. Additionally, we have integrated product purchasing and customer invoicing into our information systems to expedite procurement and billing. AccessPointetm, an eBusiness platform, provides us and our customers with up-to-date product information and streamlines the procurement process. The completely integrated eBusiness information technology architecture helps us maintain effective online communication links with our sales representatives, selected suppliers, and many of our customers. AccessPointetm is provided free of charge to our customers to better enable them to execute transactions and research their orders online with us.
      We continue to focus on cost control and strive to maintain a low-cost overhead structure through the automation of many of our management and operating functions. In fiscal 2003, we introduced another low-cost overhead element to our business model by relocating many of our “back-office” functions to service providers in Islamabad, Pakistan. The day-to-day customer support function is shared between a centralized staff at headquarters, back-office contract workers in Pakistan, and local account management to improve field response yet maintain direct access to all back-office functions and senior management. Increased local coverage has fueled efforts to identify new opportunities. We believe that time in front of customers is the top priority for all account managers, account executives, and senior management to build long lasting relationships and identify business solutions for existing and new customers.
      Our product sales are conducted principally from both traditional branch offices which are located in approximately 13 metropolitan markets in 10 states. Our service business is offered nationally and is managed and staffed by our in-house technicians using, when necessary, limited engagements of contracted third party service providers. We believe in seeking out new markets wherever there is a business case to support the incurring of additional personnel expense or whenever specific account opportunities arise.
      We have been and continue to be, since May, 2002, certified as a minority-controlled company by the National Minority Supplier Development Council. The certification is considered valuable because many large buying organizations, private enterprise accounts and state and local government agencies have supplier diversity initiatives that may require certain purchases to be made from certified minority controlled companies.
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

      A distinct advantage of our business model is the economy achieved by the conservation of working capital through leveraging our virtual inventory model that engages the extensive warehousing, purchasing, distribution, marketing and information-technology functions of our suppliers. Since inception, we have been an innovator in using the drop shipping capabilities of our suppliers whenever product configuration is not required. Drop shipping avoids the costs and risks associated with maintaining inventory, enabling us to quickly adapt our product offerings to changing market demands. As product proliferation has occurred, our limited inventory position has given us a competitive advantage with respect to price and availability on a broad range of products. We believe our business model allows us to have the capacity to increase sales with minimal additional capital investment.
      The value-added services include managed services that usually involve multi-year desktop and server support contracts for specified periods of time. We provide such services to several large national accounts by dedicated on-site resources trained and certified to provide network operations support, installations, moves, adds, changes, desktop and server support, and break fix services.
      We also offer an array of value-added professional services that include needs assessment, design solutions, deployment and post deployment support, and help desk for our customers. In addition, we provide at our ISO 9001:2000 certified integration facility configuration services, including hardware configuration, software installation and custom imaging services, testing, aggregation, and asset tagging.
      Whether customers buy their products from us or others, we can provide them with extensive logistics support. In support of that growing part of our business, during the later half of fiscal 2005, we completed the development of the Logistics Management System, or LMS, software program. The LMS program is integrated with SAP and allows us to more efficiently work with our customers and common carriers. The LMS program’s single system environment has the capability to manage and track logistic activities, providing customers with detailed asset reporting as well as asset life cycle management. The LMS program has the following benefits:

•	overall customer project planning;

•	detailed planning and scheduling of customer assets to be serviced;

•	receipt confirmation of customer assets and subsequent tracking ability;

•	periodic detailed customer asset reporting by serial number; and

•	management of customer life cycle process to include:

•	reconditioning and packaging,

•	redeployment,

•	liquidation,

•	identification of leased assets and compliance with lease terms, and

•	work order history by serial number of each customer asset.
      The software licensing business employs highly skilled personnel to provide comprehensive solutions to customers needing software solutions. This specialized group provides value to customers in their presales consulting, monitoring license compliance and managing software publishers’ relationships.
      Although we have been for several years an authorized Microsoft Large Account Reseller as well as an authorized agent for many other software publishers, we had not fully developed the operational and system capabilities to expand sales opportunities. In early fiscal year 2005, recognizing that need, we began the process of enhancing the capabilities of SAP and AccessPointetm to improve upon presales consulting, monitoring license compliance and managing software publishers’ relationships. Upon completion of the software upgrades in June 2005, we now believe that we have a more efficient software selling process that has produced and will continue to produce noticed improvements for our customers’ ordering and maintenance needs. To accomplish the software improvements, we hired additional personnel and contracted with an

Indian-based privately-held firm. Cost to develop the program was approximately $0.4 million and provides the following benefits:

•	maintains software agreements for all major software publishers;

•	incorporates a dynamic data model that simplifies reporting processes to allow improved identification of customer trends, sales opportunities, and customer milestones;

•	provides real-time product configuration that reduces time for sales reps to identify customer requested software products;

•	restricts the data entry to a structured format that ensures adherence to vendor and publisher rules, thereby avoiding the costly retroactive correction of errors in processing;

•	manages software agreements to offer customers the ability to purchase software more efficiently by increasing their awareness of software agreement terms, purchasing history, and needs;

•	identifies software products for compliance with customer software agreements;

•	allows stricter service level agreements to be met by reducing turnaround time for quotes and orders; and

•	manages licensing agreements assuring customers are quoted and sold products in accordance with their existing agreements.
eBusiness
      We offer competitive advantages for our customers through use of modern information technologies, and inventive business processes. By use of our virtual inventories and online procurement and service solutions we leverage technology to enable our business model.
      We begin by employing Enterprise Resource Planning, or ERP, technology via an SAP-based system that maintains our operational and financial processes within a structure that provides for flexibility with full executive control and accountability. This system forms the core of our organization and maintains control over every transaction whether with vendors or customers. Reporting, decision support, inventory, and logistic management are some of the key functions of our ERP system that have been customized to offer a broad range of services including; order processing through our virtual inventory, customized configuration orders, customer logistic and disposal management, software license management as well as back-office accounting for our professional services.
      To make business transactions with us easy and intuitive, we have created our online Internet-based application AccessPointetm dedicated toward advancing our e-business by using solutions that provide for integration with each customer’s applications and unique procurement processes. AccessPointetm provides customers with a complete life cycle procurement solution that helps put customers in control of their organization’s spending practices and standardizes their information technology selections. AccessPointetm does this by providing customer-based approval workflow as well as allowing customers to encourage or enforce ordering for certain products over others. AccessPointetm provides the capability for customers to have highly customized views of our product catalog by restricting products they don’t want to order. With AccessPointetm, customers can do real-time searches for product availability from our vendors. AccessPointetm provides confidence that our customers’ transactions will be secure and private, and can integrate with other information technology online marketplaces.
      Our professional and managed service teams employ tools that allow customers to monitor the progress of our service engagements, and to have service dispatch and reports available to other customer systems to ensure the services we provide are coordinated with all other customer processes and departments. These tools can provide online status of open or scheduled service work, report outstanding items, integrate with customer systems, and allow our customers to partner with us.
      In addition to our main systems, we have ancillary systems that automate our internal processing of transactions. These tools and application solutions allow us to create custom information technology product and service catalogs for our customers and also provide capabilities to integrate with customer order and payment processes within our distributor network. These solutions are flexible enough to allow us to not only manage content from any number of vendors but to also be able to provide data management services daily to select customers and support custom order integration with customers with complex and unique ordering needs.
Managed and Professional Services
      We provide a full range of information technology life-cycle services, including the following:

•	needs assessment,

•	solution design,

•	image development,

•	configuration,

•	deployment,

•	system refresh and disposal services,

•	post deployment support,

•	help desk,

•	maintenance, and

•	asset management.
      We employ best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business For the three fiscal years ended in 2005, net sales from services provided 14.9%, 15.2% and 12.9%, respectively, of our total net sales.
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
      We provide managed services to large national accounts by dedicated on-site staff trained and certified to provide installations, moves, adds, changes, desktop and server support, and break-fix services. We do our own technical recruiting for these positions, to better control the quality of our staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geographic requirements of our customers. As an integral part of some of our managed services, we provide storage of inventory for customers at our Ontario configuration and logistics center. Seven large customers accounted for approximately 48.3% of our total service revenues for the 2005 fiscal year as compared to approximately 59.4% for the 2004 fiscal year.
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

      One area in which we continue to expand is in offerings to customers of “return on investment” consulting. We assist customers to maximize the return on their information technology investment dollars by moving to new hardware platforms, consolidating servers and storage, and efficiently managing human resources with our expertise in Active Directory, a Microsoft program that allows organizations to manage information about network resources and users. We also have helped customers implement technologies that allow them to fix end-users’ computers remotely, without having to dispatch an onsite engineer, and compute for our customers the savings they realize by minimizing their down time.
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
Products
      The majority of our sales are information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability. We currently offer over 300,000 information technology products from hundreds of manufacturers, including International Business Machines Corporation (“IBM”), Hewlett-Packard Company (“HP”), Dell Computer Corporation (“Dell”), Cisco Systems, Inc., Fujitsu Limited, Apple Computer, Inc., 3Com Corporation, Microsoft Corporation (“Microsoft”), Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, Avaya, Inc., Altiris, Inc. and Nortel Networks Corporation. We are also one of a limited number of Microsoft Certified Large Account Resellers. Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies. In fiscal 2005, products manufactured by HP accounted for approximately 24% of our product sales in terms of revenue, while products manufactured by Dell, IBM and Microsoft together represented approximately 31% of our revenues.
Business Processing Outsourcing Investment
      In March 2005, the Company invested an additional $250,000 in a third round private placement of the common stock of Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”). The Company’s total investment in PBPO common stock through September 30, 2005 is $759,000 and represents an approximate 38% voting interest in such privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
      In addition to the Company’s PBPO common stock investments described above, the Company previously invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. En Pointe’s approximate 38% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
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
      PBPO has 14 U.S. employees and contracts the services of another 118 workers in Pakistan and India to perform back-office functions for its customers. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore, Pakistan.
      In September 2005, PBPO entered into a five year cost-plus fixed fee service agreement with Ovex to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO agreed to provide certain marketing services for Ovex. The agreements can be terminated with thirty days written notice by PBPO. In September 2005, PBPO also agreed to cancel its option to purchase Ovex in consideration for the payment of $200,000 by Ovex. The $200,000 gain is being amortized over five years, to run concurrent with the five year service agreement entered into with Ovex. In addition, Ovex agreed to purchase certain office equipment with a net book value of $124,000 for $150,000.
Competition
      We operate in the highly competitive sales segment of the information technology industry, and compete with a large number and variety of resellers of information technology products and services. Our competition also includes hardware and software manufacturers and national computer retailers that market directly to end-users. Many of these companies compete principally on the basis of price and may have lower costs than us, allowing them to offer the same products and services for less. Others have developed highly specialized practices focusing on specific segments such as security, storage, server consolidation, voice-over-internet protocol, etc. Many of our competitors are of equal size or smaller and sell to regional markets, or are larger, and sell nationally with substantially greater financial, technical, and marketing resources available to them.
      Some of our larger competitors are MoreDirect, Inc., CompuCom, Inc., Technology Integration Group, Pomeroy IT Solutions, Inc., CDW Corporation, PC Mall, Inc., Zones, Inc. and Software Spectrum. A few of these organizations stock inventory and take advantage of opportunistic seasonal buys which often affords them a pricing advantage. On the services side, we compete with several large service providers, some of whom provide products and services and others who only provide services. Those that provide services only include BancTec, Inc., Barrister Global Services Network. and Halifax Corporation. We also partner with service only providers in several areas including dispatch, install, move, add and change support services.
      Dell and Gateway, Inc. (“Gateway”) initially launched the manufacturer “direct” model and were successful in gaining market share. Other manufacturers (e.g. IBM and HP) have adopted a direct model to actively market products directly to customers. Sometimes this is done through an agent referral program by which independent sales agents receive commissions directly from manufacturers. This has had the effect of reducing the role of distributors and resellers, particularly in the enterprise accounts, which is a large percentage of our traditional target market. In order to compensate for this potential loss of business, some distributors are now also adopting sales agent programs as an alternative means of directly securing product orders to end user customers. The “direct” business model can infringe on some value-added resellers, such as us, by taking a slice of those sales that can be resolved through a single vendor solution.
      Our business model emphasizes comprehensive solution offerings with services wrapped around hardware and software products, attracting mainly enterprise organizations, government and to a lesser extent, mid-market customers. With the sales channel continuing to consolidate, absorbing those companies that combine face-to-face direct selling with web-based models, we believe that our business model will succeed, as it embraces both comprehensive and web-based types of selling methods, allowing us to cater to various customer preferences. We believe that we differentiate ourselves from our competitors through our eBusiness systems, services flexibility, and the scalability of our operations to meet our customers’ needs as well as providing a single point of contact for hardware, software, and services.

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
      By relying on the processing strengths of our suppliers, we are able to concentrate on developing our information systems and focus on more customer-oriented activities including researching, specifying, and delivering solutions. After helping a customer select the most appropriate technology, our sales staff use our information systems to determine the best combination of price and availability for a wide variety of information technology products.
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
      We purchase most of our products from major distributors such as SYNNEX Corporation (“SYNNEX”), Tech Data Corporation (“Tech Data”), and Ingram Micro Inc. (“Ingram Micro”), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell and Microsoft. These are suppliers who have the requisite system strengths and integration capabilities that enable our automated systems to function efficiently. We have successfully implemented our business strategy due in large part to these system synergies and to our close relationships with our suppliers. Equally significant to the success of our supplier relationships has been the volume of business we generate, as this volume has allowed us to negotiate more favorable terms with our suppliers. See “Business — Factors Which May Affect Future Operating Results — We Risk Depending on a Few Distributors and Manufacturers Who Could Compete With Us or Limit Our Access to Their Product Line”

Intellectual Property
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
      SupplyAccess, Inc. (“SupplyAccess”), a former affiliate of ours, liquidated in February 2002, and as a result of that liquidation, we acquired the full rights to AccessPointetm as well as the intellectual property rights to all of SupplyAccess’s software, copyrights, trade secrets and other proprietary technology.
      We conduct our business under the trademark and service mark “En Pointe Technologies” as well as our logo, “AccessPointetm ” and other marks. We have been issued registrations for our “En Pointe Technologies” and “Building Blocks” marks in the United States and have pending registrations in Canada, Mexico and the European Community. We do not believe that our operations are dependent upon any of our trademarks or service marks. We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.
Segment Information
      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2005, 2004 and 2003, we operated in only one segment.
Employees
      As of September 30, 2005, we employed approximately 520 individuals including approximately 162 sales, marketing and related support personnel, 255 service and support personnel, 47 warehousing, manufacturing, and logistic personnel, 21 information technology personnel and 35 employees in administration and finance. In addition, PBPO, a consolidated affiliate of ours, employed 14 individuals, 7 in sales and marketing, 5 in operations, and 2 in administration. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.
      In addition to our U.S. employees, we have contracted with two companies in Islamabad, Pakistan to provide back-office support. As of September 30, 2005, these two firms employed approximately 251 people dedicated to supporting En Pointe. Approximately 60 people provided accounting and administrative support while the remaining 191 provided customer support, telemarketing, purchasing, operations, help desk and information technology functions. These individuals under contract are employees of KPMG Taseer Hadi & Co., a Pakistani member firm of KPMG, and Ovex.
      Our affiliate, PBPO, has contracted with Ovex in Pakistan and Colwell and Salmon in India to provide a workforce of approximately 118 workers for back-office support. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore.
Factors Which May Affect Future Operating Results
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In light of the important factors that can materially affect results, including but not limited to those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved; we may encounter competitive, technological, financial, economic and business challenges making it more difficult than expected to continue to sell our products and services; we may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or the economy, or in our operations or business; and any or all of these factors may affect our ability to continue our current sales rate or may result in lower sales volume than currently experienced.
      Certain important factors affecting the forward-looking statements made herein include, but are not limited to:

•	declining sales in three of the last six years;

•	limited availability of alternative credit facilities;

•	low margin business;

•	concentration of product and service sales in several major customers; and

•	future funding required to sustain our investment in PBPO and the absorption of related losses until PBPO becomes profitable, if at all.
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
There are Risks in Conducting Our Daily Business Plans and Strategy
      For our first six years since inception, we experienced rapid growth in net sales, employees and branch offices. Beginning in fiscal year 2000, and continuing two consecutive years until fiscal year 2002, we experienced net sales declines of approximately 28% over the three fiscal years. The effort to reverse the past contraction of net sales or to supplement the loss of sales with higher margin products or services has and will continue to challenge our management, operational and financial resources. To execute our recovery strategy, we expect to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. Our ability to manage our recovery effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees. There can be no assurance that we will be successful in such recovery, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.
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
      Our business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets. As a result, the amount of credit available to us may be adversely affected by numerous factors beyond our control, such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of our creditors. Any decrease or material limitation on the amount of capital available to us under our line of credit and other financing arrangements, particularly our interest-free flooring, may limit our ability to fill existing sales orders or expand our sales levels and, therefore, may have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates may increase the cost of financing for us and have a material adverse effect on our business, financial position, results of operations and cash flows. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. There can be no assurance that such financing will continue to be available to us in the future or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs could materially adversely impact our business, financial position, results of operations and cash flows. As of September 30, 2005, we had outstanding borrowings under our credit facility of $16.8 million out of a total credit facility of $30.0 million.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our Low Margins Expose Us to Risks from Minor Adversities
      Our overall gross profit percentages for the past three fiscal years ended September 30, 2005 were 10.7%, 12.3%, and 12.4%, respectively, with gross margin from product sales in such fiscal years being 7.5%, 7.4% and 7.7%, respectively. Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to shrink. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products. Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.
There is Risk That a Large Customer Could be Lost Without Being Able to Find a Ready Replacement
      For the year ended September 30, 2005, no one customer accounted for 10% or more of our total net sales. However, our sales do tend to be concentrated in a relatively few accounts with our top five customers accounting for an aggregate of 31.9% of total net sales and our top twenty-five customers representing an aggregate of 63.4% of total net sales. In fiscal 2004, one customer, Los Angeles County, accounted for more than 11% of total net sales. For the year ended September 30, 2005, our service sales were also highly concentrated with seven large customers accounting for an aggregate of 50.5% of total service sales while in the prior fiscal year six large customers accounted for an aggregate of 59.4% of total service sales. Our contracts for the provision of products or services are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.
With Our Fast Changing Industry Evolution We Risk Being Outmoded or Excluded from the Distribution Channel
      The personal computer industry is undergoing significant change. In addition, a number of alternative, cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the personal computer market has slowed. If the growth rate of the personal computer market were to further decrease, our business, financial condition and operating results could be adversely affected.
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
      Many of these companies compete principally on the basis of price and may have lower costs than us, which allow them to offer the same products and services at lower prices. Many of our competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than we do. We compete with, among others, CompuCom Systems, Inc., Dell, Gateway, Pomeroy Computer Resources, Inc., CDW Computer Centers, Inc., IBM, HP/Compaq, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., Zones, Inc., PC Connection, Inc., and certain distributors. We expect to face additional competition from new market entrants in the future.
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
We Risk Depending on a Few Distributors and Manufacturers Who Could Compete with Us or Limit Our Access to Their Product Line
      A key element of our past success and future business strategy involves the maintaining of alliances with certain key suppliers of information technology products and services, including, Tech Data, Dell, SYNNEX, Ingram Micro and Microsoft. These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from those five suppliers accounted for 76% of our aggregate purchases in fiscal 2005. Certain suppliers provide us with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, we compete with certain suppliers for many of the same customers. Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them. Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us. The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows. See “Business — Getting Product to the Customer.” Certain of the products we offer are subject to manufacturer allocations, which limit the number of units of such products available to the suppliers, which in turn may limit the number of units available to us for resale to our customers. Because of these limitations, there can be no assurance that we will be able to offer popular new products or product enhancements to our customers in sufficient quantity or in a timely manner to meet demand. In order to offer the products of most manufacturers, we are required to obtain authorizations from such manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the suppliers. As well, certain manufacturers provide us with substantial incentives in the form of allowances, training, financing, rebates, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives and authorizations in the future and any reduction in these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. There can also be no assurance that we will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers.
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
We Risk Losing Communications with Our Back-Office Operation in Pakistan
      In fiscal 2003, we began a business transformation that relocated many of our “back-office” functions to service providers in Islamabad, Pakistan. These back-office functions include, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions. We established both voice and data communications between our corporate headquarters in El Segundo, California and Pakistan. However, there can be no assurance that these lines of communication will not be interrupted. Should we have interruptions with Pakistan, any such interruption could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
We Risk Failure to Integrate Acquisitions and/ or Investments Into Our Business That Could Cause Future Losses
      One element of our growth strategy may include expanding our business through strategic acquisitions and investments in complementary businesses. In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of PBPO. The Company’s total investment in PBPO common stock through June 30, 2005 was $759,000 and represents an approximate 38% voting interest in the privately-held corporation. In addition, we previously provided PBPO with a $600,000 five-year 6% interest-bearing note for working capital that we converted into Series A non-voting preferred stock in October 2004. Because PBPO is considered a Variable Interest Entity under FIN 46, we are required to consolidate our interest in PBPO. There can be no assurance that we will be able provide any future funding required to sustain our investment in PBPO and that we will be able to absorb any related losses until PBPO becomes profitable, if at all.
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

      Acquisition and investments could also conflict with restrictions in our agreements with existing or future lenders, distributors or manufacturers. We are unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. Failure to successfully manage potential acquisitions or investments in complementary businesses, or PBPO’s failure to make profitable business decisions while it is characterized as a Variable Interest Entity, could have a material adverse effect on our business, financial position, results of operations and cash flows.
We Risk Business Interruption From Our Dependence on Centralized Operations
      We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, a substantial disruption of our day-to-day operations could have a material adverse effect upon our business, financial position, results of operations and cash flows. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which are primarily based in El Segundo and Ontario, California. Repairs, replacement, relocation or a substantial interruption in these systems or in our telephone or data communications systems, servers or power could have a material adverse effect on our business, financial position, results of operations and cash flows. Although we have business interruption insurance, an uninsurable loss could have a material adverse effect on our business, financial position, results of operations and cash flows. Our current use of a single configuration facility in Ontario, California also makes us more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
With the 47% Concentration of Ownership of Our Stock Held by a Small Group of Directors, Officers, Family Members and an Outside Principal Stockholder There are Risks They Can Exert Significance Influence Over Corporate Matters
      The directors, executive officers, family members and an outside principal stockholders of En Pointe and their affiliates beneficially own, in the aggregate, approximately 47% of our outstanding common stock. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.
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
Our Stock Tends to Be Volatile with Large Percentage Price Moves Which Can Expose Investors to Unanticipated Losses
      Factors such as the announcement of acquisitions by us or our competitors, quarter-to-quarter variations in our operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of our common stock. Moreover, trading volumes in our common stock has been low historically and could exacerbate price fluctuations in the common stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
If Our Internal Controls Prove to Be Infective That Could Negatively Impact Investors and Cause Our Stock Price to Drop
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Exchange, or NASD, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are undergoing an evaluation of our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are also in the process of performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the extended September 30, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASD. Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall.
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
      We lease approximately 24,000 square feet of office space for our headquarters in El Segundo, California, under a lease expiring June 30, 2006. We are currently evaluating whether to renew our current lease or pursue other real estate opportunities with respect to our headquarters. We believe that adequate space for our headquarters is available in other buildings, if necessary.
      We also lease an approximately 126,000 square foot facility in Ontario, California, which is primarily used for configuration and maintenance services as well as providing a customer product storage facility. This facility has been operational since July 1, 1998. It was leased in June 1999 and the resulting lease expires in 2014. The terms of the lease permit termination of the lease, at no cost or penalty, at the end of the seventh year on May 30, 2006. On August 26, 2005 we gave notification to the lessor that we intended to terminate our lease and our notification was acknowledged on September 14, 2005. We are currently seeking alternative real estate opportunities with respect to our Ontario facility and believe that adequate space for such facility is available in other buildings.
      Currently we operate from branch offices in the following cities:

•	Atlanta, Georgia

•	Beaverton, Oregon;

•	Boise, Idaho

•	Boulder, Colorado

•	Chicago, Illinois

•	Draper, Utah

•	Huntington Beach, California

•	Issaquah, Washington.

•	Walpole, Massachusetts
      Our affiliate, PBPO, has its main offices in Clarksville, Tennessee.
      Management believes our headquarters, sales offices and configuration facility are adequate to support our current level of operations.

Item 3.	Legal Proceedings
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
      In December 2000, we and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the our common stock and seeking a recovery by our shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC

759905). The parties previously stipulated to a stay of the case pending the class action. However, Plaintiffs have recently elected to proceed with their case. The Court recently set a trial date of June 2006. The En Pointe defendants intend to vigorously defend the allegations.
      In February 2001, we and five of our directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding our Company and that the individual defendants improperly benefited from the sales of shares of our common stock and seeking a recovery by our stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to us and our Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended complaint. The Court recently certified the case as a class action. The En Pointe defendants intend to vigorously defend the allegations.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock, par value $0.001 per share, trades on the NASDAQ SmallCap Market under the symbol “ENPT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ SmallCap Market.

	High	Low

Fiscal 2004
First quarter	$4.050	$0.850
Second quarter	3.980	1.490
Third quarter	2.920	1.590
Fourth quarter	2.400	1.450
Fiscal 2005
First quarter	$3.490	$1.710
Second quarter	4.000	2.550
Third quarter	3.500	2.500
Fourth quarter	3.430	2.520
Fiscal 2006
First quarter (through 12/16/05)	$3.100	$2.020
      On December 16, 2005, the closing sale price for the common stock on the NASDAQ SmallCap Market was $2.57 per share. As of December 16, 2005, there were 65 stockholders of record of the common stock.
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
      During the quarter ended September 30, 2005, we did not repurchase any of our securities.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data as of and for the years ended September 30, 2005, 2004, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements.
      The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$328,332	$279,234	$289,811	$257,043	$365,280
Cost of sales	293,274	244,758	253,771	229,505	325,792

Gross profit	35,058	34,476	36,040	27,538	39,488
Operating expenses:
Selling and marketing expenses	25,792	22,930	27,556	23,631	29,957
General and administrative expenses	10,143	10,048	9,998	10,783	10,931
Charges (income)	—	—	393	(918)	846

Operating (loss) income	(877)	1,499	(1,907)	(5,958)	(2,246)
Interest (income) expense	(6)	749	871	686	970
Other income, net	(644)	(646)	(238)	(364)	(269)

(Loss) income before taxes, minority interest and income (loss) from affiliates	(227)	1,396	(2,540)	(6,280)	(2,947)
Provision (benefit) for income taxes	21	131	—	(2,182)	86

(Loss) income before minority interest and income from affiliates	(248)	1,265	(2,540)	(4,098)	(3,033)
Minority interests in affiliate losses	393	136
Income from affiliates	—	—	143	674	8,392

Net income (loss)	$145	$1,401	$(2,397)	$(3,424)	$5,359

Net income (loss) per share:
Basic	$.02	$.21	$(.36)	$(.51)	$.81

Diluted	$.02	$.20	$(.36)	$(.51)	$.80

Weighted average shares and share equivalents outstanding(1):
Basic	6,866	6,737	6,720	6,666	6,597

Diluted	7,103	6,854	6,720	6,666	6,685

	As of September 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Working capital	$16,064	$17,878	$14,732	$16,846	$20,229
Total assets	$62,896	$61,432	$51,655	$52,200	$56,015
Borrowings under lines of credit and flooring	$16,824	$18,309	$11,326	$12,421	$9,440
Long term liabilities	$584	$5,628	$5,391	$5,433	$5,431
Stockholders’ equity	$18,451	$17,978	$16,426	$18,823	$22,037

(1)	See Note 1 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements presented in this Form 10-K.
Executive Overview
      We initially began our operations in March of 1993 as a reseller of information technology products. In fiscal 1999, we began offering value-added services to our customers. Gradually value-added services represented a larger percentage of total net sales, accounting for 14.9% and 15.2% of our net sales in fiscal years 2005 and 2004, respectively. The gross profit margins on the value-added services that we currently offer are significantly higher than the gross profit margins on our information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that offset a portion of the increased margin.
      In our initial operating years from fiscal 1994 to fiscal 1999, with the aid of a robust economy and information technology market that accommodated our business model, our net sales increased at a compound annual growth rate of 35.1%. Seasonal trends were never prominent in our business, although March quarters were historically regarded as one of the least promising quarters.
      In fiscal 2000 we experienced our first annual net sales decline of 26%, or $173.8 million, from net sales in fiscal 1999 due to a softer information technology market and difficulties in transitioning to a new enterprise resource planning business system. A declining trend resumed in fiscal years 2001 and 2002 with declines of 26.1% and 29.6%, respectively. The trend was temporarily reversed in fiscal 2003 when net sales increased 12.7% from that of the prior year, but fiscal year 2004 disappointed, with net sales marginally lower by 3.6% from fiscal year 2003. However, fiscal 2005 brought a rebound in net sales with a 17.6% increase over the fiscal year 2004 results that built on the initial turnaround in fiscal 2003.
      The increase in net sales for fiscal 2005 came at a cost with a noticeable decline in gross profits from the service side of the business that limited the growth in gross profits to 0.6%. With an increase in operating expenses, chiefly selling and marketing, of $3.0 million (inclusive of $1.8 million attributable to our affiliate, PBPO), we suffered an $877,000 operating loss for the year. The operating loss was reversed by the presence of a greater sum of non-operating income, including other income and the allocation of the PBPO loss to outside stockholders that allowed us to realize a marginal net profit for the year.
      Because our business model involves the resale of information technology products held in inventory by certain distributors, we do not maintain significant amounts of inventory on hand for resale. We typically do not place an order for product purchases from distributors until it has received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or shipped to our configuration center in Ontario, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of our product net sales in any quarter result from orders received in that quarter. Although we maintain a relatively small amount of inventory in stock for resale, we record as inventory any merchandise being configured and any products purchased from distributors and shipped, but not yet received and accepted by our customers.

      Product revenues are generally recognized upon delivery to the customer. Service revenues are recognized based on contractual hourly rates as services are rendered or upon completion of specified contract services. Net sales consist of product and service revenues, less discounts. Cost of sales includes product and service costs and current and estimated allowances for returns of products that are not accepted by our distributors or manufacturers, less any incentive credits.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We regularly discuss with our audit committee the basis of our estimates. Actual results may differ from these estimates and such differences may be material.
      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
      Revenue Recognition. Our net sales consist primarily of revenue from the sale of hardware, software, peripherals, and service and support contracts. We apply the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.
      Under our shipping terms, title and risk of loss to merchandise shipped does not pass to customers until delivered takes place which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in our inventory.
      The majority of our sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. A very small portion of hardware and software products or services, that we offer (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of sales.
      Service revenues are recognized based on contracted hourly rates, as services are rendered, or upon completion of specified contracted services and acceptance by the customer. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by our suppliers, less rebates.
      Deferred revenues result from prepaid management services and maintenance contracts. Many of our management services are pre-billed quarterly and income is recognized as services are performed. Our maintenance contracts are generally for services that may be performed over a one year period of time. Income is recognized on such contracts ratably over the period of the contract.
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
      Product Returns. We provide an allowance for sales returns, which is based on historical experience. In general, we follow a strict policy of duplicating the terms of our vendor or manufacturers’ product return policies. However, in certain cases we must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations (“RMA”) are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales. Generally, customers return goods to our configuration facility in Ontario, California, where they are processed to return to the vendor.
      Vendor Returns. After product has been returned to vendors under authenticated RMAs, we review such outstanding receivables from our vendors and establish a reserve on product that will not qualify for refund based on a review of specific vendor receivables.
      Rebates and Cooperative Marketing Incentives. We receive incentives from suppliers related to product and volume rebates and cooperative marketing development funds. These incentives are generally under monthly, quarterly, or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that we use their cooperative marketing development funds exclusively for advertising or other marketing programs. As marketing expenses are recognized, these restricted cooperative marketing development funds are recorded as a reduction of the related marketing expense with any excess funding that can not be identified with a specific vendor program reducing gross profits.
      As rebates are earned, we record the rebate receivables with a corresponding reduction of cost of goods sold. Any amounts received from suppliers related to cooperative marketing development funds, are deferred until earned. Incentive programs are subject to audit as to whether the requirements of the incentives were actually met. We establish reserves to cover any collectibility risks including subsequent supplier audits.
      Inventory. Although we employ a virtual inventory model that generally limits our exposure to inventory losses, with certain large customers we contractually obligate ourselves to product availability terms that require maintaining physical inventory, as well as configured product. Such inventory is generally confined to a very limited range of product that applies to specific customers or contracts. Included in our inventory is product that has been returned by customers but is not acceptable as returnable by the vendor. As a result, we expose ourselves to losses from such inventory that requires reserves for losses to be established. We record varying reserves based upon the class of inventory (i.e. held for resale or returned from customers) and age of inventory.

Results of Operations
      The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	September 30,

	2005	2004	2003

Net sales:
Product	85.1%	84.8%	87.1%
Services	14.9	15.2	12.9

Total net sales	100.0	100.0	100.0
Gross profit:
Product	6.3	6.3	6.7
Services	4.3	6.1	5.7

Total gross profit	10.7	12.3	12.4
Selling and marketing expenses	7.9	8.2	9.5
General and administrative expenses	3.1	3.6	3.5
Special charges	—	—	0.1

Operating (loss) income	(0.2)	0.5	(0.7)
Interest (income) expense, net	0.0	0.2	0.3
Other income, net	(0.1)	(0.2)	(0.1)

(Loss) income before taxes and minority interest	(0.1)	0.5	(0.9)
Provision for income taxes	0.0	0.0	0.0

(Loss) income before minority interest and income from affiliates	(0.1)	0.5	(0.9)
Minority interest in affiliate loss	0.1	0.0	0.0
Income from reversal of losses from affiliates	—	—	0.1

Net income (loss)	0.0%	0.5%	(.8)%

Comparison of Fiscal Years Ended September 30, 2005 and 2004
      Net Sales. Net sales increased $49.1 million, or 17.6%, to $328.3 million in fiscal year 2005 from $279.2 million in fiscal year 2004. Viablelinks, Inc., an acquisition made at the beginning of fiscal year 2005, contributed $15.7 million to our net sales increase. On a quarterly basis with fiscal year 2005 and 2004 respective quarters, net sales improved each quarter with the September 2005 quarter registering the largest increase, 22.3%, over the comparable fiscal 2004 quarter. In both fiscal years, however, the June quarter recorded the largest amount of net sales due to a large flux of governmental orders with the preceding quarter, March, having the least net sales during the respective fiscal years. No one customer accounted for 10% or more of total net sales in fiscal 2005 as compared to a single customer accounting for 11.1% of our net sales in the year ended September 30, 2004. However, our sales do tend to be concentrated in a relatively few accounts as evidenced in fiscal year 2005 when our top five customers made up 31.9% of total net sales and our top twenty-five customers contributed 63.4% of total net sales.
      Product sales in fiscal year 2005 increased $42.6 million, or 18.0%, from fiscal year 2004. Service revenues also increased year-over-year but at a more modest rate with revenues increasing $6.5 million, or 15.2%, from that reported in the prior fiscal year. Service revenues, on a quarterly sequential basis, were strongest in our September 2005 quarter, rising to $13.2 million for the quarter, a high for the fiscal year.
      Gross Profit. Gross profits increased $0.6 million, or 1.7%, to $35.1 million in fiscal year 2005 from $34.5 million for fiscal year 2004. All of the $0.6 million increase in gross profits can be attributed to increased product sales, not to an improvement in gross margins, as the percentage margins we realized on product sales held steady at 7.4% of net sales in both fiscal years. Product gross profits increased $3.2 million, while service gross profits, on the other hand, decreased $2.7 million, or 15.7%, in fiscal year 2005 to $14.2 million from

$16.9 million in fiscal year 2004. Expressed as a percentage of net sales, service percentage margins declined 10.6% to 29.1% in fiscal year 2005 from 39.7% in fiscal year 2004. The decline in the service percentage margins was responsible for the 1.6% decline in combined margins to 10.7% in fiscal year 2005 from 12.3% in fiscal year 2004.
      The decline in service gross margin to 29.1% for fiscal year 2005 results first from comparisons with fiscal year 2004 periods that contained unusually robust profit margins during which gross margins were decelerating from 48.9% in the first fiscal quarter of fiscal year 2004 to 31.4% in the fourth quarter. The record gross margin in the first two quarters of fiscal year 2004 was the result of unusually high short-term project revenue on contracts that were concluding. Secondly, the service business that was concluded was replaced by shorter term jobs producing lower margins, some under targeted ranges, in order to capture new business. We believe that future service gross margins will be substantially less than the 35% to 40% of the past, and will average in the 25% to 35% range.
      Selling and Marketing Expenses. Selling and marketing expenses increased $2.9 million, or 12.5%, to $25.8 million in fiscal year 2005, from $22.9 million in fiscal year 2004. The $2.9 million increase is inclusive of an increase in PBPO’s selling and marketing expenses of $0.2 million. Excluding PBPO’s portion of the consolidated selling and marketing expense increase, our core selling and marketing expenses increased by $2.7 million. The increases in selling and marketing expenses in fiscal year 2005 resulted primarily from $2.1 million expended to increase our sales force to support and provide for our sales growth, another $0.3 million related to increased work force benefits, and an additional $0.8 million related to improving our outsourced back-office capabilities. Reduction of selling and marketing expenses was achieved, in part, by a $0.2 million reduction of our connectivity expenses.
      Because of the increase in sales volume in fiscal year 2005, when selling and marketing expenses are expressed as a percentage of net sales, there results a favorable decline of 0.3% to 7.9% in fiscal year 2005 from 8.2% in fiscal year 2004.
      General and Administrative Expenses. General and administrative expenses (“G&A”) increased marginally by $0.1 million, or 0.9%, to $10.1 million in fiscal year 2005 from $10.0 in fiscal year 2004. The $10.1 million of G&A expenses recorded in fiscal year 2005 includes $0.8 million of expense from our affiliate, PBPO, an increase of $0.5 million from the corresponding PBPO expense that we recognized in fiscal year 2004.
      Exclusive of PBPO’s $0.5 million increase in G&A expenses, our core business G&A expenses fell $0.4 million. Major components of the $0.4 million reduction include a reduction in salaries, bonuses and other compensation of $0.7 million. Offsetting the wage reduction, in part, was an increase of $0.4 million related to improving our outsourced back-office capabilities.
      When G&A expenses are expressed as a percentage of net sales, there results a decrease of 0.5% to 3.1% in fiscal year 2005 from 3.6% in fiscal year 2004.
      Operating (Loss) Income. An operating loss of $0.9 million was realized in fiscal year 2005 compared with $1.5 million of operating income in the prior fiscal year. The decline of $2.4 million in operating income can be attributed to the disproportionally large increase in selling and marketing expenses of $2.9 million during fiscal year 2005 discussed above that exceeded the $0.6 million increase in gross profits during such period. The operating loss expressed as a percentage of net sales was 0.2% in fiscal year 2005 compared with an operating income percentage of 0.5% in fiscal year 2004.
      Interest (Income) Expense, Net. Interest income of $6,000 in fiscal year 2005 is net of interest income of $266,000 and interest expense of $260,000. Interest expense in fiscal year 2004 was $749,000. The decrease in interest expense in fiscal year 2005 resulted principally from increased interest-free borrowings under the lending facility from GE Commercial Distribution Finance Corporation that was established in June 2004 as well as the change in lending terms that allows us to earn interest on customer payments until the semi-monthly financing payments are due. The remainder of the decline resulted from the change in accounting treatment in the second quarter of fiscal year 2005 when the Ontario facility was changed from a capitalized lease in which interest was previously recorded to an operating lease in which rental expense is now recorded.

      Other Income. Other income remained relatively constant at $0.6 million in fiscal years 2005 and 2004. Other income consisted chiefly of insurance recovery from prior year losses, rental income, and early payment discounts from state sales tax authorities.
      Provision for Income Taxes. We provided a $21,000 tax provision for fiscal year 2005, $110,000 less than was provided in the prior fiscal year which is due, in part, to our reduced earnings. While we are not subject to the regular 34% corporate federal income tax rates because of the tax benefit derived from our past net operating losses, or NOLs, that can be carried forward, we are nevertheless subject to the federal alternative minimum tax. The alternative minimum tax limits NOL carryforwards that can be applied in any one year to 90% of the current year’s taxable income and imposes a 20% tax on the remaining 10% of taxable income.
      We file a consolidated federal income tax return, while for many of our state tax returns we file separately under the name of our wholly-owned sales subsidiary, En Pointe Technologies Sales, Inc., that is qualified to do business in all fifty states. Our consolidated return excludes PBPO because our investment is less than the required 80% to consolidate under federal tax law. Thus, none of the losses generated by PBPO are available for the reduction of income taxes.
      As of September 30, 2005, we had $8.1 million of NOL carry-forwards for which a 100% valuation allowance has been provided. The NOL carry-forwards are scheduled to expire at various dates through fiscal year 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry-forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three year testing period. Of the total $8.1 million NOL carry-forwards, $4.7 million will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since those losses were attributable to the exercise of employee stock options, which had been recognized as expense for tax purposes but not for financial statement purposes.
      Minority Interest. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. We own approximately 38% of PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements. As a result, we allocate certain losses to the other stockholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners. Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.
      Net Income (Loss). Net income decreased $1.3 million to $0.1 million in fiscal year 2005 from $1.4 million in fiscal year 2004. The principal reason for the $1.3 million decline in net income was our $2.4 million decline in operating income that was offset, in part, by $1.0 million of non-operating income, principally other income and income from recognizing the minority interest in our affiliate’s loss. As a percentage of net sales, net income was 0.0% in fiscal year 2005, as compared with 0.5% in fiscal year 2004.
Comparison of Fiscal Years Ended September 30, 2004 and 2003
      Net Sales. Net sales decreased $10.6 million, or 3.6%, to $279.2 million in fiscal 2004 from $289.8 million in fiscal 2003. The decrease in net sales was product related, as we maintained margins by shifting our emphasis from lower-margin product sales to higher-margin service sales. A decline in net sales prevailed in each quarter of fiscal 2004, except for the June quarter that benefited from a large increase in governmental sales. For the year ended September 30, 2004, one customer accounted for 11.1% of our net sales and 9.7% of our accounts receivable.
      Product sales in fiscal 2004 declined $15.8 million, or 6.3% from fiscal 2003. Service sales, on the other hand, increased $5.2 million, or 14.0% from that of the prior fiscal year. Growth in service sales lagged the fiscal year 2003 increase of $10.2 million, or 37.8%, over the fiscal year 2002 results, attributed, in part, to several projects that favorably impacted the second half of fiscal 2003 that wound down in early fiscal 2004 and the loss of a major service customer at the end of the June 2004 quarter.
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
      Operating (Loss) Income. Operating income improved $3.4 million, from a $1.9 million loss in fiscal year 2003 to $1.5 million income in fiscal year 2004. The improvement can be attributed to the reduction in selling and marketing expenses of $4.7 million discussed above that more than made up for the $1.5 million decline in gross profits. Operating income expressed as a percentage of net sales, improved to 0.5% in fiscal year 2004 from a negative 0.7% in fiscal year 2003.
      Interest (Income) Expense, Net. Interest expense of $0.7 million is net of interest income of $0.1 million. Interest expense decreased $0.2 million from $0.9 million in fiscal year 2003. Most of the interest expense, $0.5 million, incurred by us represents interest expense related to our Ontario facility that is being treated as a financing lease and is presently carried as a long-term liability. Interest expense incurred under our previous lender, whose financing arrangement was replaced by GE in June 2004, amounted to $0.3 million.
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
      Minority Interest. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. We own an approximate 38% voting interest in the commons shares of PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements. As a result, we allocate certain losses to the other shareholders of PBPO who collectively own approximately 62% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners. Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.
      Income from Reversal of Losses from Affiliates. As result of the deconsolidation of two previously consolidated subsidiaries, in the June quarter of 2002 we began using the equity method of accounting to record our interest in the losses related to the two affiliates. Because we had guaranteed certain debts of our affiliates and were responsible under certain other obligations, losses in excess of our investment in our affiliates were recorded. The majority of the income from the reversal of losses was reversed in prior years with the remaining balance of $0.1 million reversed in the first quarter of fiscal year 2003.
      Net Income (Loss). Net income increased $3.8 million to $1.4 million from a net loss of $2.4 million in prior fiscal year 2003. The principal reason for our improvement in the net income was due to the reduction in selling and marketing expenses of $4.7 million discussed above. As a percentage of net sales, net income was 0.5% in fiscal 2004, as compared with 0.8% net loss in fiscal 2003.          .
Liquidity and Capital Resources
      During fiscal 2005, our operating activities used cash totaling $5.4 million, $11.7 million more than the $6.3 million provided in the prior fiscal year. The lead contributor to the $5.4 million net decrease in cash from operating activities was a $9.1 million increase in accounts receivable and a $3.3 million increase in inventory, as these working asset accounts built up partially in response to the $49.1 million increase in net sales.
      Our accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2005 and 2004, was $40.9 million and $31.6 million, respectively. The $9.3 million increase in accounts receivable reflects, in part, the increase in net sales for the fiscal year 2005 as well as certain governmental net sales that were past late. The number of days’ sales outstanding in accounts receivable increased to 45 days from 41 days, as of September 30, 2005 and 2004, respectively.
      Inventory increased $3.3 million in fiscal year 2005 from the prior fiscal year. Most of the increase, $2.6 million, was for product purchased for configuration for specific customers’ orders. The remainder was for inventory that was shipped to customers and in transit.
      Trade accounts payable increased $4.5 million, while net borrowings under our credit line used primarily for the purchase of product decreased $1.5 million. The net increase of $3.0 million in trade accounts payable and borrowings under our line of credit reflects, in part, our build-up of inventory for customer configuration as well as other increased trade related expenses.
      Investing activities used cash totaling $2.7 million for fiscal 2005, an increase of $2.0 million from the prior fiscal year. While we purchased $1.2 million more in equipment, chiefly computer related equipment, in fiscal year 2005 over fiscal 2004, in fiscal year 2005 we also expended $0.9 million more than fiscal 2004 for the acquisition of Viablelinks, Inc.
      Financing activities used net cash totaling $1.0 million in fiscal 2005, or $8.4 million more than the $7.4 million of net cash that was provided in fiscal 2004. Most of the $8.4 million increase in cash used in fiscal 2005 was from net repayments of our borrowings under our line of credit in contrast to our net borrowings in the prior fiscal year.
      As of September 30, 2005, we had approximately $6.9 million in cash and working capital of $16.1 million. To improve our financing flexibility and reduce costs, in June 2004 we closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). In August 2005, we obtained a temporary overline through October 31, 2005 of $5,000,000 bringing the total borrowing capacity to $35.0 million. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days prior written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, we may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, we may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. A substantial portion of such purchases from GE approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of September 30, 2005.
      The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets. As of September 30, 2005, approximately $16.8 million in borrowings were outstanding under our $35.0 million financing facility. At September 30, 2005, we had additional borrowings available of approximately $16.3 million after taking into consideration the temporary increase of $5.0 million granted by GE through October 31, 2005 and the available collateral and borrowing limitations under the agreements.
      As discussed in the Overview section above, after having recorded modest earnings in the last two fiscal years we have begun a reversal of the $19.8 million in losses that we accumulated in fiscal years 2000 through 2003. To accomplish that, in the second quarter of fiscal year 2002, our Chairman and CEO replaced key executives and resumed his role as our President with day-to-day responsibilities. He refocused our sales strategy to a more aggressive face-to-face style, encouraged selling of higher margin managed services, and enhanced our sales opportunities by qualifying us as a “minority-owned” business. We evaluated smaller competitors that could be accretive to our earnings as potential acquisition candidates. To return us to the low cost operational overhead model under which we had previously succeeded, we contracted with off-shore firms to provide back-office operational and accounting related services at rates substantially discounted to those available in the U.S.
      Management believes its turn around plans will continue to be successful in improving our sales and profitability. However, if we are unable to maintain compliance with our loan covenants and if such noncompliance is not waived by GE, the working capital line of credit could be revoked prior to its expiration date. In such eventuality, we believe that we have sufficient working capital to enable us to continue to operate through at least September 30, 2006. However, we would be required to significantly scale down our business plans if we were unable to obtain alternative sources of financing.
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our condensed consolidated results of operations, cash flows or financial position.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. After assessing the potential negative impact of the provisions of SFAS No. 123R on our consolidated financial statements in fiscal year 2006, we decided to minimize our exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, we accelerated all outstanding unvested options so as to be fully vested as of such date (see Note 10 to the Consolidated Financial Statements).
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. We do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us on October 1, 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
Obligations and Commitments
      As of September 30, 2005, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations and commercial commitments:

	Payments Due by Period

		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Capital leases	$1,089	$455	$633	$—	$—
Operating leases	$2,079	$1,617	$463	$—	$—
Line of credit	$16,824	$16,824	$—	$—	$—

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
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
      Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and have concluded that there was no change during the fourth quarter of our 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not Applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      There is hereby incorporated by reference the information appearing under the captions “DIRECTORS,” “EXECUTIVE OFFICERS,” “AUDIT COMMITTEE,” “AUDIT COMMITTEE FINANCIAL EXPERTS” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” from our definitive proxy statement for the 2005 Annual Meeting of the Stockholders to be filed with the Commission on or before January 30, 2006.
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
      There is hereby incorporated by reference information appearing under the captions “EXECUTIVE COMPENSATION,” “DIRECTORS’ COMPENSATION,” and “Compensation Committee Interlocks and Insider Participation” from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission on or before January 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      There is hereby incorporated by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission on or before January 30, 2006.
Equity Compensation Plan Information
      The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of September 30, 2005. Our sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by our stockholders, and is listed separately below. We do not have any non-stockholder approved equity compensation plans.

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average	Compensation Plans as of
	Outstanding Options,	Exercise Price of	September 30, 2005
	Warrants and Rights as of	Outstanding Options,	(Excluding Securities
	September 30, 2005	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	1,545,773	$3.41	335,954
Employee Stock Purchase Plan	N/A	N/A	350,007
Equity compensation plans not approved by security holders	—	—	—

Total	1,545,773	$3.41	685,961

Item 13.	Certain Relationships and Related Transactions
      There is hereby incorporated by reference the information appearing under the caption “Certain Transactions” from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission on or before January 30, 2006.

Item 14.	Principal Accountant Fees and Services
      There is hereby incorporated by reference the information appearing under the captions “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and “POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS” from our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission on or before January 30, 2006.

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

EN POINTE TECHNOLOGIES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
En Pointe Technologies, Inc.
El Segundo, California
      We have audited the accompanying consolidated balance sheet of En Pointe Technologies, Inc. as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2005. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. at September 30, 2005, and the results of its operations and its cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II, (Valuation and qualifying accounts) for the year ended September 30, 2005, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Los Angeles, California
December 23, 2005

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
En Pointe Technologies, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of En Pointe Technologies, Inc. and its subsidiaries at September 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ Pricewaterhousecoopers LLP
Los Angeles, California
December 27, 2004

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands except
	share and per share
	amounts)
ASSETS
Current assets:
Cash	$6,903	$16,072
Restricted cash	72	71
Accounts receivable, net of allowance for returns and doubtful accounts of $822 and $1,044, respectively	40,916	31,571
Inventories, net of allowances of $374 and $354, respectively	10,367	7,105
Prepaid expenses and other current assets	764	578

Total current assets	59,022	55,397
Property and equipment, net of accumulated depreciation and amortization	3,070	5,346
Other assets	804	689

Total assets	$62,896	$61,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$18,444	$13,971
Borrowings under line of credit	16,824	18,309
Accrued employee compensation and benefits	3,409	2,406
Other accrued liabilities	935	1,681
Deferred income	908	77
Accrued taxes and other liabilities	2,438	1,074

Total current liabilities	42,958	37,518
Long term liabilities	584	5,628

Total liabilities	43,542	43,146

Minority interest	903	308

Commitments and contingencies (Note 7 and 12)
Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized — 40,000,000; with 6,973,472 and 6,814,336 shares issued	7	7
Additional paid-in capital	41,718	41,390
Treasury stock, at cost; 702 shares in 2005 and 2004	(1)	(1)
Accumulated deficit	(23,273)	(23,418)

Total stockholders’ equity	18,451	17,978

Total liabilities and stockholders’ equity	$62,896	$61,432

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands except per
	share amounts)
Net sales
Product	$279,325	$236,707	$252,493
Service	49,007	42,527	37,318

Total net sales	328,332	279,234	289,811

Cost of sales
Product	258,516	219,125	233,059
Service	34,758	25,633	20,712

Total cost of sales	293,274	244,758	253,771

Gross profit
Product	20,809	17,582	19,434
Service	14,249	16,894	16,606

Total gross profit	35,058	34,476	36,040
Selling and marketing expenses	25,792	22,930	27,556
General and administrative expenses	10,143	10,047	9,998
Special charges	—	—	393

Operating (loss) income	(877)	1,499	(1,907)
Interest (income) expense, net	(6)	749	871
Other income, net	(644)	(646)	(238)

(Loss) income before income taxes, minority interest and income from affiliates	(227)	1,396	(2,540)
Provision for income taxes	21	131	—

(Loss) income before minority interest and income from affiliates	(248)	1,265	(2,540)
Minority interest in affiliate loss	393	136	—
Income from reversal of losses from affiliates	—	—	143

Net income (loss)	$145	$1,401	$(2,397)

Net income (loss) per share:
Basic	$.02	$.21	$(.36)

Diluted	$.02	$.20	$(.36)

Weighted average shares and share equivalents outstanding:
Basic	6,866	6,737	6,720

Diluted	7,103	6,854	6,720

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Treasury	(Accumulated
	Shares	Amount	Capital	Stock	Deficit)	Total

	(In thousands)
Balance at September 30, 2002	6,721	$7	$41,241	$(4)	$(22,421)	$18,823
Net loss	—	—	—	—	(2,397)	(2,397)

Balance at September 30, 2003	6,721	$7	$41,241	$(4)	$(24,818)	$16,426
Issuance of common stock under stock option plan	93	—	149			149
Treasury stock issued under stock plans				3	(1)	2
Net income					1,401	1,401

Balance at September 30, 2004	6,814	$7	$41,390	$(1)	$(23,418)	$17,978
Issuance of common stock under stock option plan	159		260			260
Deferred compensation related to acceleration of stock options			68			68
Net income					145	145

Balance at September 30, 2005	6,973	$7	$41,718	$(1)	$(23,273)	$18,451

See Notes to Consolidated Financial Statements.

EN POINTE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Net income (loss )	$145	$1,401	$(2,397)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,110	1,884	1,788
Gain on sale of assets	(22)
Amortization of option expense	68	—	—
Amortization of deferred gain from sale-leaseback	(330)	—	—
Allowance for doubtful accounts	255	145	199
Allowance (reduction) for returns and other allowances	—	91	70
Allowance (reduction) for inventory obsolescense	20	38	169
Loss reversal income from affiliates	—	—	(143)
Minority interest in loss of subsidiary	(393)	(136)	—
Changes in operating assets and liabilities:
Restricted cash	(1)	—	—
Accounts receivable	(9,067)	3,407	(3,644)
Inventories	(3,282)	(1,397)	(228)
Recoverable taxes	—	—	1,800
Prepaid expenses and other current assets	(186)	215	200
Other assets	(37)	129	60
Accounts payable, trade	4,473	1,329	2,782
Accrued expenses	257	(622)	718
Accrued taxes and other liabilities and deferred income	1,548	(233)	(411)

Net cash (used) provided by operating activities	(5,442)	6,251	963

Acquisition of business	(878)	—	(921)
Proceeds from sale of assets	154	—	—
Purchase of property and equipment	(1,999)	(765)	(227)

Net cash used by investing activities	(2,723)	(765)	(1,148)

Net (repayments) borrowings under lines of credit	(1,485)	6,983	(1,095)
Payment on notes payable	(164)	(210)	(131)
Net proceeds from sale of common stock under employee plans	260	151	—
Capital contributed by minority interest	385	444	—

Net cash (used) provided by financing activities	(1,004)	7,368	(1,226)

(Decrease) increase in cash	(9,169)	12,854	(1,411)
Cash at beginning of year	16,072	3,218	4,629

Cash at end of year	$6,903	$16,072	$3,218

Supplemental disclosures of cash flow information:
Interest paid	$260	$750	$917

Income taxes (refunded)	$215	$—	$(1,958)

Supplemental schedule of non-cash financing and investing activities:
Capitalized lease	$1,009	$69	$133

See Notes to Consolidated Financial Statements.

1	Organization and Summary of Significant Accounting Policies

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

Liquidity and Capital Resources
      The last two fiscal years have produced net income of $1.5 million, which while marginal in comparison with the $36.4 million of losses incurred during the previous five years fiscal years from 1999 through 2003, represents a positive change in the direction of operations of the Company. The change began in the second quarter of fiscal year 2002, when the Chairman and CEO changed key executives and resumed his role as President with day-to-day responsibilities. The Company made two acquisitions that were accretive to its earnings. To return the Company to the low cost operational overhead model under which it had previously succeeded, it contracted with off-shore firms to provide back-office operational and accounting related services at rates substantially discounted to those available in the United States. Management believes that its turnaround plans will continue to be successful in improving the Company’s sales and profitability.
      While sales and gross profits for the fiscal year ended September 30, 2005 improved over the results of the prior fiscal year, the increase in selling and marketing expenses that contributed, in part to the sales improvement, brought about an operating loss that was ultimately reversed by increases in other income and allocation of the affiliate losses to minority interest. With the increase in net sales, the Company’s accounts receivable increased accordingly and were a principal contributor to the $9.2 million negative cash flow for the year.
      As of September 30, 2005, the Company had approximately $6.9 million in cash and working capital of $16.1 million. As discussed in Note 3, in June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. As of September 30, 2005, credit line borrowings amounted to $16.8 million with additional borrowings available of approximately $16.3 million after taking into consideration the temporary increase of $5.0 million that GE made available through October 31, 2005 and the available collateral and borrowing limitations under its agreements. Borrowings under the line of credit agreement are collateralized by substantially all of the Company’s assets. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. The Company was in compliance with all of its debt covenants as of September 30, 2005.

Principles of Consolidation
      The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries as well its affiliate, PBPO, an approximate 38% owned Variable Interest Entity. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Since there are other stockholders of PBPO who collectively represent approximately 62% voting interest, both their majority ownership interest and their entitlement to share in losses is reflected in the Company’s consolidated balance sheet and statement of operations as “minority interest”. Losses allocated to the 62% owners of PBPO are not based upon the percentage of ownership, but upon the “at risk” capital of each of those owners. Losses in excess of their “at risk” capital are allocated to the Company without regard for the Company’s capital at risk. To date, such losses absorbed amount to $2.1 million and exceed our invested capital of $1.4 million by $0.7 million.

Investment in Premier PBO, Inc.
      In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”). The Company’s total investment in PBPO common stock through September 30, 2005 is $759,000 and represents an approximate 38% voting interest in the privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
      In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. En Pointe’s approximate 38% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
      PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 21% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing under a cost plus fixed fee agreement that may be cancelled upon written notice, owns collectively approximately 19% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by Ovex and which are a component of their minority interest are not subject to the allocation of PBPO losses.
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
      PBPO, has contracted with Ovex in Pakistan and Colwell and Salmon in India to provide its workforces for back-office support. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore.
      In September 2005, PBPO entered into a five year cost-plus fixed fee service agreement with Ovex to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO agreed to provide certain marketing services for Ovex. The agreements can be terminated with thirty days written notice by PBPO. In September 2005, PBPO also agreed to cancel its option to purchase Ovex in consideration for the payment of $200,000 by Ovex. The $200,000 is being amortized over five years, to run concurrent with the five year service agreement entered into with Ovex. In addition, Ovex agreed to purchase certain office equipment with a net book value of $124,000 for $150,000.
      The business transactions related to the Company’s outsourcing activities with Ovex, including services billed, operating cost charges, and balances due to and from Ovex were as follows:

	Year Ended September 30,

	2005	2004	2003

Business transactions with Ovex	$2,175	$1,758	$500

Outstanding balances at fiscal year end due to/(due from) Ovex	$41	$(30)	$—

      The changes in minority interest (in thousands) since October 1, 2003 are as follows:

	Year Ended
	September 30,

	2005	2004

Beginning minority interest balance	$308	$—
Loan conversion to preferred stock	603	—
Private stock offering	385	444
Loss allocated to minority shareholders	(393)	(136)

Ending minority interest balance	$903	$308

Former Investments in Unconsolidated Affiliates
      As of September 30, 2003, as a result of recognizing accumulated losses in excess of the Company’s ownership interest in two former subsidiaries during the periods in which the former subsidiaries were consolidated. The Company’s adjusted basis under the equity method of accounting had been reduced to zero. In accordance with the equity method of accounting, when the Company’s former subsidiaries were deconsolidated and became affiliates, the Company suspended recognition of any further losses.
      However, because the Company had guaranteed certain debt of its affiliates and was responsible under certain other obligations, losses in excess of the Company’s investment in its affiliates were recorded. During the year ended September 30, 2003, after the affiliates had ceased operations and were liquidated, and it became apparent that the Company would not be responsible for any remaining accrued obligations of the affiliates, the Company reversed all of its accrued excess losses and in doing so recognized income of $143,000. Both affiliates have discontinued operations.

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

Revenue Recognition
      The Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.
      Under the Company’s shipping terms, title and risk of loss to merchandise shipped does not pass until delivered to the customer which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in the Company’s inventory.
      Product revenues are recognized upon transfer of title and risk of loss and satisfaction of significant obligations, if any. The Company generally considers this to occur upon acceptance of delivery of the products by the customer, although some customers accept title upon shipment. The Company provides an allowance for sales returns, which is based on historical experience. For all product sales shipped directly from suppliers to customers, the Company takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to suppliers, although some of these risks are mitigated through arrangements with its shippers and suppliers.
      Service revenues are recognized based on contracted hourly rates, as services are rendered and accepted or upon completion of specified contracted services and acceptance by the customer. Net sales consist of product and service revenues, less cash discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by the Company’s suppliers, less rebates.

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
      Restricted cash at September 30, 2005 and 2004 represents deposits maintained for certain government tax agencies.

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
      The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs during the application development stage of the related software development project and to exclude the initial planning phase that determines performance requirements, most data conversion, general and administrate costs related to payroll and training costs incurred. Whenever a software program is considered operational, the Company considers the project to be completed and places it into service and commences amortization of the development cost in the succeeding month.
      In fiscal year 2005 the Company concluded the development of three internal-use software programs that will be amortized on a straight-line basis over the economic lives of each of the software products that is estimated to be four years. Costs capitalized include internal payroll and direct fringe benefits and external direct project costs, including labor and travel. The Company began amortizing its first internal-use programs in May and the other two in October 2005. The Company’s machinery and equipment (see Note 2) includes $781,000 of capitalized software development costs as of September 30, 2005 and $203,000 in the prior year.

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

Impairment of Long-Lived Assets
      The Company assesses the potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors the Company considers include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Goodwill and Intangible Assets
      The Company accounts for its goodwill and intangible assets in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, that purchased goodwill and certain intangibles not be amortized. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate that the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.
      SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. If an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount, then goodwill shall be tested at that time. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
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
      In accordance with SFAS 142, the Company selected September 30 as the date on which the Company to perform its annual goodwill impairment test. Based on its valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended September 30, 2005 and 2004.
      In connection with the Company’s acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values as determined by management and were based on information currently available and current assumptions as to future operations. The excess purchase price over those fair values was recorded as goodwill. The Company’s goodwill balance during the years ended September 30, 2005 and 2004 was $318,000 and $230,000 respectively and was included in other assets in the accompanying consolidated balance sheet.
      Separable intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of customer relationships and are amortized over the expected period of benefit of five years using the straight-line and sum-of-the-years-digits methods. At September 30, 2005 and 2004, such intangible assets amounted to $271,000 (net of $399,000 of accumulated amortization) and $282,000 (net of $188,000 accumulated amortization), respectively, and are included in other assets in the accompanying consolidated balance sheets.

Advertising and Shipping and Handling Costs
      The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2005, 2004, and 2003 advertising expense was approximately $224,000, $265,000 and $549,000 respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

Income Taxes
      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws which will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

      Those customers that accounted for more than 10% of net sales were as follows with their respective percentage of outstanding accounts receivable at fiscal year end:

	Years Ended September 30, and as of September 30,

	2005		2004		2003

	% Net	% Trade	% Net	% Trade	% Net	% Trade
	Sales	Receivables	Sales	Receivables	Sales	Receivables

Major customer	—	—	11%	10%	—	—

      The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 45 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations.
      The Company contracts with various suppliers. Although there are a limited number of suppliers capable of supplying its inventory needs, the Company believes that any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.
      Purchases from the Company’s three largest vendors during the years ended September 30, 2005, 2004, and 2003, comprised, 54%, 56%, and 53%, respectively, of its total purchases of inventory and supplies.

Treasury Stock
      The Company uses the specific identification method for accounting for treasury stock. During the 2004 fiscal year, the Company issued 1,000 additional shares for employee stock benefit plans with a cost basis of $2,000. At September 30, 2005 and 2004, there remained approximately 1,000 treasury shares, with a cost of $1,000.

Stock Based Compensation
      As permitted by Statement of Financial Accounting Standards (SFAS) No. 148 and SFAS No. 123, the Company applies the accounting provisions of Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issues to Employees,” and related interpretations with regard to the measurement of compensation cost for options granted under the Company’s equity compensation plan.
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25.
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
      The purpose of accelerating vesting was to minimize the Company’s recognition of compensation expense associated with these options upon adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. The maximum aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years is estimated to be approximately $581,000. The accelerated exercisability of options created an additional compensation expense to provide for an estimate of the benefit that would be received by future terminating employees who exercise options prior to the term of their respective original vesting periods. The compensation expense was based an estimate of the future turnover percentage times the intrinsic value of the accelerated stock options on July 20, 2005 and amounted to additional compensation expense of approximately $68,000, all of which was recognized in the fourth quarter of fiscal 2005. However, to the extent that any accelerated options are exercised prior to the term of their respective original vesting periods and the estimated compensation expense proves insufficient, the Company may incur additional compensation expense under SFAS No. 123(R). The Company’s full Board of Directors ratified the acceleration to the extent affected options were held by members of the Compensation Committee.
      Had the option grants and the acceleration of option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the effect on the compensation cost for the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended September 30,

	2005	2004	2003

Net income (loss) as reported	$145	$1,401	$(2,397)
Stock based compensation cost, net of related tax effects, using the fair value method of reporting	(868)	(684)	(769)
Effect of acceleration of unvested stock options	(581)	—	—

Pro forma net (loss) income	$(1,304)	$717	$(3,166)

Basic earnings (loss) per common share:
As reported	$0.02	$0.21	$(0.36)

Pro forma	$(0.19)	$0.11	$(0.47)

Diluted earnings (loss) per common share:
As reported	$0.02	$0.20	$(0.36)

Pro forma	$(0.18)	$0.10	$(0.47)

Vendor Programs
      The Company receives incentives from suppliers related to product and volume rebates and cooperative marketing development funds. These incentives are generally under monthly, quarterly, or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company uses their cooperative marketing development funds exclusively for advertising or other marketing programs. These restricted cooperative marketing development funds are generally recognized as a reduction of operating expense or in some cases, when funds are in excess of their targeted marketing program, a reduction of cost of goods sold in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, as the related marketing expenses are recognized.
      As rebates are earned, the Company records the income as a reduction of cost of goods sold. Any amounts received from suppliers related to cooperative marketing development funds, are deferred until earned. Incentive programs are subject to audit as to whether the requirements of the incentives were actually met. The Company establishes reserves to cover any collectibility risks including subsequent supplier audits.

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

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income.” establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of other comprehensive income for fiscal years ended September 30, 2005, 2004 and 2003.

Segment Reporting
      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2005, 2004 and 2003, the Company operated in only one segment.
      The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.

Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its condensed consolidated results of operations, cash flows or financial position.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. The Company after assessing the potential negative impact of the provisions of SFAS No. 123R on its consolidated financial statements in fiscal year 2006, decided to minimize its exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, the Company accelerated all outstanding unvested options under its 1996 Stock Incentive Plan so as to be fully-vested as of such date (see Note 10).
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

2	Property and Equipment
      Property and equipment consist of the following (in thousands):

	September 30,

	2005	2004

Software under development	$35	$203
Computer equipment and software	9,340	7,870
Office equipment and other	999	963
Warehouse equipment	149	—
Leasehold improvements	466	439
Capitalized leases (see Note 7)	1,211	5,279

	12,200	14,754
Less: Accumulated depreciation and amortization	(9,130)	(9,407)

	$3,070	$5,346

      Depreciation and amortization expense was $1,110, $1,574 and $1,788 for the years ended September 30, 2005, 2004, and 2003, respectively. Assets fully depreciated were $8,474 and $7,937 for the years ended September 30, 2005, and 2004, respectively. Accumulated amortization on capitalized leases was $221 and $777 at September 30, 2005 and 2004, respectively.

3	Lines of Credit
      In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. Borrowings under the line of credit agreement are collateralized by accounts receivable, inventory and substantially all of the Company’s assets.
      At September 30, 2005 and 2004, the Company had outstanding borrowings of $16.8 million and $18.3 million respectively, under its line of credit with GE Commercial Distribution Finance Corporation (“GE”). At September 30, 2005 and 2004, the line of credit agreement provided financing for cash advances and flooring of up to $30.0 million. In August 2005, the Company obtained a temporary overline through October 31, 2005 of $5,000,000 bringing the total borrowing capacity to $35.0 million.
      In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the September 2005 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
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
      The prime rate of interest was 6.50%, and 4.75% at September 30, 2005 and 2004, respectively, and the weighted average interest rates incurred under line of credit borrowings for the years ended September 30, 2005, 2004 and 2003 were 6.00%, 1.00%, and 3.00%, respectively. The 1.00% weighted average interest rate for the 2004 fiscal year, resulted from most borrowings being financed under the Company’s former interest-free flooring agreement that required a 1% guarantee fee to be paid to the primary lender.

      Since the Company replaced its working capital financing facility in June 2004, minimal interest expense has been incurred on borrowings under the line of credit because of the extended interest-free period under the flooring plan. In fiscal year 2005 such interest expense amounted to $3,000. Total interest expense, the majority of which was for the Ontario facility lease ($260,000 in fiscal year 2005 — See Note 8) for the years ended September 30, 2005, 2004 and 2003 was $233,000, $805,000 and $937,000 respectively.

4	Special Charges
      Charges of $0.4 million were incurred for the fiscal year ended September 30, 2003. The charges relate to a February 2003 court derivative litigation, Fredrick V. Din, et al. As a part of the stipulation of the parties, it was agreed that the defendants would pay the plaintiff’s attorney fees of approximately $0.4 million. After a review by selected members of the Company’s board of directors who were not defendants in the litigation, and based on the board’s review and recommendation, the Company paid the $0.4 million settlement and charged the full amount to expense.

5	Other Income
      Other income consisted chiefly of insurance recovery from prior year losses, rental income, and early payment discounts from state sales tax authorities.

6	Employee Benefit Plan
      The Company has an employee savings plan (the “401(k) Plan”) that covers substantially all full-time employees who are twenty-one years of age or older. The Company’s contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

7	Income Taxes
      The components of the income tax provision are as follows (in thousands):

	Year Ended
	September 30,

	2005	2004	2003

Current:
Federal	$13	$38	$—
State	8	93	—

	21	131	—

      The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Year Ended
	September 30,

	2005	2004	2003

Federal statutory rate	35%	35%	(35)%
State taxes, net of federal benefits	5	4	2
Expenses not deductible	23	2	—
Losses providing no tax benefits*	312	26	—
Minority interest	(83)	(3)	—
Net operating loss carryforward	(123)	(37)	—
Valuation allowances	(156)	(18)	33

	13%	9%	—%

*	The Company’s consolidated return excludes PBPO because its investment is less than the required 80% to consolidate under federal tax law. Thus, none of the losses generated by PBPO are available for the reduction of income taxes.
      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of $6.6 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands):

	September 30,

	2005	2004

Deferred tax assets:
Accounts receivable and allowance for returns	$486	$706
Expenses not currently deductible	611	655
Depreciation	687	725
Federal net operating loss	2,861	3,127
State net operating loss	1,910	1,916

	6,555	7,129
Deferred tax liabilities	—	—

Net deferred tax asset	6,555	7,129
Valuation allowance	(6,555)	(7,129)

Deferred tax liability	$—	$—

      The Company had the following Federal net operating losses (“NOL”) available:

		Expiration
Year NOL Incurred	NOL Amount	Date

	(In thousands)
2000	$2,241	2020
2002	4,049	2022
2003	1,832	2023

	$8,122

      Only a portion of the above $8.1 million NOL carry forward will benefit earnings, as $4.7 million was attributable to the exercise of stock options and will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

8	Long-Term Liabilities and Commitments and Contingencies
      The Company leases office facilities and various types of office equipment. These leases vary in duration and many contain renewal options and/or escalation clauses. Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2005 were approximately as follows (in thousands):

	Minimum Lease	Capitalized
	Payments	Leases

2006	$1,617	$455
2007	386	377
2008	76	257

Total minimum lease payments	$2,079	1,089

Less amount representing interest		(106)

		$983

Current		400
Long-term		584

		$983

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
      Upon concluding the Company no longer has a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight-line basis over approximately sixteen months, which represents the conclusion of the seventh year of the fifteen year lease and the first date on which the Company may terminate the lease without cost or penalty. During the year ended September 30, 2005, the Company amortized into earnings $330,000 of deferred gain. The unamortized gain has been recorded in total liabilities in the accompanying condensed consolidated balance sheet.
      On August 26, 2006 the Company gave notification to the lessor of its intention to terminate the lease and its notification was acknowledged on September 14, 2005. The Company is currently seeking alternative real estate opportunities with respect to our Ontario facility and believes that adequate space for such facility is available in other buildings. Because the Company has less space requirements and believes that lower comparable rentals are available in proximity to its present facility, the Company believes that the relocation will be economically advantageous.
      The Company leases approximately 24,000 square feet of office space for its headquarters in El Segundo, California, under a lease expiring June 30, 2006. The Company is currently evaluating whether to renew our current lease or pursue other real estate opportunities with respect to our headquarters. The Company believes that adequate space for our headquarters is available in other buildings, if necessary.
      Rent expense for the years ended September 30, 2005, 2004, and 2003 under all operating leases was approximately $1,820,000, $1,294,000 and $1,731,000, respectively.
      For the years ended September 30, 2005, 2004 and 2003, Ontario facility rent expense, which was characterized as a financing lease under SFAS No. 98 until March 2005 and reported as interest expense, was approximately $218,000, $534,000 and $547,000, respectively.
      Under an amendment to the employment agreement of the Company’s CEO entered into on October 1,2004 and effective October 15, 2004, there is provision that in the event of termination of employment, under certain circumstances following an unapproved change in control of the Company, a severance payout equal to four times annual base salary in a single lump-sum payment will be made

9	Earnings per Share and Preferred Stock
      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,

	2005	2004	2003

Net income (loss)	$145	$1,401	$(2,397)

Denominator:
Weighted-average shares outstanding	6,866	6,737	6,720
Effect of dilutive securities:
Dilutive potential of options and warrants	237	117	—

Weighted-average shares and share equivalents outstanding	7,103	6,854	6,720

Basic income (loss) per share	$.02	$.21	$(.36)

Diluted income (loss) per share	$.02	$.20	$(.36)

      The Company has an anti-takeover provision in its Certificate of Incorporation, as amended to date, that grants its Board of Directors the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, qualifications, limitations and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a third party from acquiring a majority of the Company’s outstanding voting stock. Further, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in the Company’s control without action by the stockholders, and therefore could adversely affect the market price of its common stock.

10	Stock Options
      In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. However, in anticipation of the adverse effects that adoption of SFAS No. 123(R) would have, the Compensation Committee and Board of Directors approved and made effective July 20, 2005 the acceleration of all unvested stock options. As of September 30, 2005 and 2004, the shares available for grant under the plan were 335,954 and 545,475, respectively.
      During the year ended September 30, 2005, the Company granted options to purchase 275,000 shares of common stock to directors and employees with exercise prices ranging from $2.00 to $2.10 per share. The options granted were accelerated so as to be fully vested as of July 20, 2005 and will expire ten years from the date of grant unless earlier exercised or terminated. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.
      The following is a summary of stock option activity:

			Total Exercise
	Non-Qualified	Incentive	Value

			(In thousands)
Outstanding at September 30, 2002	571,667	670,349	$5,043
Granted	—	236,250	295
Exercised	—	—	—
Cancelled	(50,000)	(95,333)	(506)

Outstanding at September 30, 2003	521,667	811,266	$4,832
Granted	150,000	300,000	1,309
Exercised	(25,900)	(67,859)	(150)
Cancelled	(29,100)	(164,686)	(734)

Outstanding at September 30, 2004	616,667	878,721	$5,257
Granted	250,000	25,000	575
Exercised	(46,000)	(113,136)	(260)
Cancelled	—	(65,479)	(306)

Outstanding at September 30, 2005	820,667	725,106	$5,266

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life

September 30, 2003	803,539	$4.43	6.79
September 30, 2004	877,719	$3.88	6.21
September 30, 2005	1,545,773	$3.41	7.65
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	Expected		Risk Free
	Dividend	Expected	Interest	Expected
	Yield	Volatility	Rate	Lives

Year ended September 30, 2003	0%	98%	2.54%	5.0
Year ended September 30, 2004	0%	101%	3.10%	5.0
Year ended September 30, 2005	0%	105%	3.35%	5.0

11	Employee Stock Plan
      The Company has an Employee Stock Purchase Plan (the “Plan”) under which there remains authorized and available for sale to employees an aggregate of 350,007 shares of its common stock at September 30, 2005. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan were made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. In April 2002, the Company announced to its employees that the Company was suspending its Plan until further notice.

12	Acquisition of Businesses
      Effective October 1, 2004, the Company purchased certain assets of Viablelinks, Inc. (“Viablelinks”), a Portland, Oregon and Boise, Idaho-based regional reseller of technology products and services. At the time of purchase, the total purchase price paid was approximately $878,000 (including $882,000 gross purchase price less $4,000 cash received back).
      The Company entered into its initial Asset Purchase Agreement with Viablelinks on October 6, 2004, to acquire certain assets from Viablelinks for approximately $1,050,000. On October 11, 2004, a First Correcting Amendment to Asset Purchase Agreement between Viablelinks and the Company was signed. The amendment, which is effective as of October 1, 2004, sets forth an adjustment to the original purchase price that was necessary to correctly reflect the accounting for certain assets balances that had been previously estimated on the closing date. As a result of the post-closing accounting, the original purchase price of $1,050,000 was reduced to $882,495. Assets included in the purchase remained the same as originally contemplated and included cash, trade accounts receivables, depreciable assets and intangible assets.
      The Company had originally estimated that of the $564,000 of accounts receivable acquired in the Viablelinks purchase that approximately $113,000 would be uncollectible, allowing a net of $451,000 to be realized. Subsequently, in the quarter ended March 31, 2005, upon resolution of the $564,000 of trade accounts receivable acquired, it was determined that $82,000 more had been collected than had been previously estimated. Consequently, the preliminary purchase price allocation was adjusted to the following (in thousands):

Accounts receivable	$533
Depreciable assets	57

Net assets acquired	590
Excess purchase price over net assets acquired	288

Purchase price	$878

Intangible assets:
Customer relationships	200
Goodwill	88

Total intangibles	$288

      The Company allocated the purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $200,000 has been allocated to amortizable intangible assets related to customer relationships.

      On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation (“Tabin”), a Chicago-based value-added reseller, providing the Company with an established presence in one of the largest market places in the U.S. Based on an independent valuation, the total purchase price of approximately $921,000 has been allocated as follows (in thousands):

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
      The Company is amortizing the fair value of customer relationships from its two acquisitions over an estimated useful life of 5 years using the straight-line method for the Tabin acquisition and the sum-of-the-years digits for Viablelinks. Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of the Viablelinks customer relationships will be realized. At September 30, 2005, the Company increased its amortization of the Tabin customer relationships $50,000 in recognition of impairment of certain customer relationships
      At September 30, 2005, amortization of customer relationships for current and future years is as follows (in thousands):

Year Ended September 30,	Tabin	Viablelinks	Total

Beginning accumulated amortization	$188	$—	$188
2005	144	67	211

Ending accumulated amortization	$332	$67	$399

2006	$69	$53	$122
2007	69	40	109
2008	—	27	27
2009	—	13	13

Total future years amortization	$138	$133	$271

Total amortization	$470	$200	$670

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

      The following unaudited pro forma consolidated financial information reflects the results of operations for the two years ended September 30, 2004 as if the above acquisitions had occurred on October 1, 2002 (in thousands, except per share data):

		As
	Pro Forma	Reported

	Years Ended

	September 30, 2004		September 30, 2003
	----------------------)
			Pro Forma	As
			-----------)
				Reported

	(Unaudited		(Unaudited
Net sales	$300,619	$279,234	$307,806	$289,811
Net income (loss)	$1,749	$1,401	$(1,533)	$(2,397)
Net income (loss) per share:
Basic	$0.26	$0.21	$(0.23)	$(0.36)

Diluted	$0.26	$0.20	$(0.23)	$(0.36)

Weighted average shares outstanding:
Basic	6,737	6,737	6,720	6,720

Diluted	6,854	6,854	6,720	6,720

      These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place in those earlier years. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

13	Litigation
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
      In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (Crosby V. En Pointe Technologies, it al., Superior Court of California, County of San Diego, No. GIC 759905). The parties previously stipulated to a stay of the case pending the class action. However, Plaintiffs have recently elected to proceed with their case. The Court recently set a trial date of June 2006. The En Pointe defendants intend to vigorously defend the allegations.
      In February 2001, the Company and five of its directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended complaint. The Court recently certified the case as a class action. The En Pointe defendants intend to vigorously defend the allegations.

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

14	Quarterly Financial Data (Unaudited)
      Selected financial information for the quarterly periods in the fiscal years ended September 30, 2004 and 2003 is presented below (in thousands, except per share amounts):

	Fiscal 2005 Quarter Ended

	September	June	March	December

Net sales	$87,410	$92,592	$73,055	$75,275
Gross profit	9,111	9,078	7,963	8,906
Net (loss) income	(349)	102	90	302
Basic net (loss) income per share	(.05)	.01	.01	.04
Diluted net (loss) income per share	(.05)	.01	.01	.04

	Fiscal 2004 Quarter Ended

	September	June	March	December

Net sales	$71,495	$82,863	$61,268	$63,608
Gross profit	8,021	9,472	8,159	8,824
Net income	478	477	205	241
Basic net income per share	.07	.07	.03	.04
Diluted net income per share	.07	.07	.03	.04

	Fiscal 2003 Quarter Ended

	September	June	March	December

Net sales	$72,211	$70,013	$72,011	$75,576
Gross profit	9,688	8,974	8,417	8,961
Net income (loss)	383	(391)	(1,656)	(733)
Basic net income (loss) per share	.06	(.06)	(.25)	(.11)
Diluted net income (loss) per share	.06	(.06)	(.25)	(.11)

EN POINTE TECHNOLOGIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Charges
	Balance at	(Reversals)		Balance at
	Beginning of	to Cost and		End of
	Period	Expenses	Deductions	Period

Year Ended September 30, 2005 (in thousands):
Allowance for doubtful accounts	$945	$255	$(477)	$723
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$354	$20	$—	$374

	$1,398	$275	$(477)	$1,196

Year Ended September 30, 2004 (in thousands):
Allowance for doubtful accounts	$1,003	$145	$(203)	$945
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$316	$38	$—	$354

	$1,418	$183	$(203)	$1,398

Year Ended September 30, 2003 (in thousands):
Allowance for doubtful accounts	$1,545	$269	$(811)	$1,003
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$147	$169	$—	$316

	$1,791	$438	$(811)	$1,418

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.

By:	/s/ Attiazaz “Bob” Din

Attiazaz “Bob” Din,
Chairman Of The Board, Chief Executive Officer
and President (Principal Executive Officer)
Dated: December 23, 2005
POWER OF ATTORNEY
      We, the undersigned directors and officers of En Pointe Technologies, Inc. do hereby constitute and appoint Attiazaz Din and Javed Latif, or either of them, with full power of substitution and resubstitution, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, or their substitutes, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Attiazaz “Bob” Din Attiazaz “Bob” Din	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	December 23, 2005

/s/ Javed Latif Javed Latif	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 23, 2005

/s/ Naureen Din Naureen Din	Director	December 23, 2005

/s/ Zubair Ahmed Zubair Ahmed	Director	December 23, 2005

/s/ Mark Briggs Mark Briggs	Director	December 23, 2005

/s/ Edward O. Hunter Edward O. Hunter	Director	December 23, 2005

Signature	Title	Date

/s/ Mansoor S. Shah Mansoor S. Shah	Director	December 23, 2005

/s/ Timothy J. Lilligren Timothy J. Lilligren	Director	December 23, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996)
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed January 18, 2001).
3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2005. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.1	En Pointe Technologies, Inc. 1996 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.2	En Pointe Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.5	Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated March 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.6	Amended Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated April 2, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).
10.18	Lease dated May 1999 between U.S. Real Estate Consortium and the Registrant for property located at 1040 Vintage Avenue, Ontario, California (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed January 13, 2000).
10.19	Lease dated April 2001 between Pacific Corporate Towers LLC and the Registrant for the property located at 100 N. Sepulveda Blvd., 19th Floor, El Segundo, California. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q filed August 14, 2001).
10.24	Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed December 31, 2001).
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.31	Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.33	Amendment to Lease between Pacific Towers and the Registrant, dated April 30, 2001. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).

Exhibit
Number	Description

10.39	Employee Leasing and Licensing Agreement by and between En Pointe Technologies, Inc. and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).
10.41	Business Financing Agreement between En Pointe Technologies, Inc, and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.42	Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated July 27, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.45	Asset Purchase Agreement entered into as of October 1, 2004 between Viablelinks, Inc. and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2005).
10.46	Subscription Agreement dated March 18, 2005 between Premier BPO Inc. and En Pointe Technologies, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
10.47	Amended Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated October 1, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 18, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.