Form 10-Q
period 2005-12-31
EN POINTE TECHNOLOGIES INC
filed 2006-02-14
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   YES  ☑  NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of February 14, 2006, 6,977,472 shares of common stock of the Registrant were issued and outstanding.

INDEX
En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2005 and September 30, 2005

Condensed Consolidated Statements of Operations — Three months ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows — Three months ended December 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements — December 31, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures
Exhibit 10.49
Exhibit 10.50
Exhibit 10.51
Exhibit 10.52
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Pg. 1

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	December 31,	September 30,
	2005	2005
ASSETS:
Current assets:
Cash	$7,793	$6,903
Restricted cash	72	72
Accounts receivable, net	50,846	40,916
Inventories, net	6,855	10,367
Prepaid expenses and other current assets	662	764

Total current assets	66,228	59,022

Property and equipment, net of accumulated depreciation and amortization	2,968	3,070

Other assets	780	804

Total assets	$69,976	$62,896

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$27,361	$18,444
Borrowings under line of credit	14,817	16,824
Accrued liabilities	4,095	4,344
Accrued taxes and other liabilities	4,691	3,346

Total current liabilities	50,964	42,958
Long term liabilities	700	584

Total liabilities	51,664	43,542

Minority interest	850	903

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 6,977,472 and 6,973,472 shares issued	7	7
Additional paid-in capital	41,726	41,718
Treasury stock	(1)	(1)
Accumulated deficit	(24,270)	(23,273)

Total stockholders’ equity	17,462	18,451

Total liabilities and stockholders’ equity	$69,976	$62,896

See Notes to Consolidated Financial Statements.

Pg. 2

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended
	December 31,
	2005	2004
Net sales:
Product	$67,257	$63,897
Service	11,431	11,378

Total net sales	78,688	75,275

Cost of sales:
Product	63,202	58,928
Service	7,966	7,441

Total cost of sales	71,168	66,369

Gross profit:
Product	4,055	4,969
Service	3,465	3,937

Total gross profit	7,520	8,906

Selling and marketing expenses	6,074	6,351
General and administrative expenses	2,518	2,256

Operating (loss) income	(1,072)	299

Interest (income) expense, net	(6)	96
Other income, net	(16)	(113)

(Loss) income before income taxes and minority interest	(1,050)	316
Provision for income taxes	—	83

(Loss) income before minority interest	(1,050)	233
Minority interest	(53)	(69)

Net (loss) income	$(997)	$302

Net (loss) income per share:
Basic	$(0.14)	$0.04

Diluted	$(0.14)	$0.04

Weighted average shares outstanding:
Basic	6,976	6,817

Diluted	7,153	6,989

See Notes to Consolidated Financial Statements.

Pg. 3

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(997)	$302
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	323	275
Allowances for doubtful accounts, returns, and inventory	120	161
Minority interest in loss of affiliate	(53)	(69)
Net change in operating assets and liabilities	3,721	(4,948)

Net cash provided (used) by operating activities	3,114	(4,279)

Cash flows from investing activities:
Acquisition of business	—	(878)
Purchase of property and equipment	(191)	(525)

Net cash used by investing activities	(191)	(1,403)

Cash flows from financing activities:
Net repayments under line of credit	(2,007)	(382)
Proceeds from convertible bond issued by affiliate	50	—
Proceeds from exercise of employee stock options	8	4
Payment on long term liabilities	(84)	(64)

Net cash used by financing activities	(2,033)	(442)

Increase (decrease) in cash	$890	$(6,124)

Supplemental disclosures of cash flow information:
Interest paid	$23	$144

Income taxes paid	$31	$215

See Notes to Consolidated Financial Statements.

Pg. 4

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc. and The Xyphen Corporation (collectively, the “Company” or “En Pointe”), and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), at December 31, 2005, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2005 and 2004, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2005.
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
Note 2 – Accounting for Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is then recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123 (R) effective beginning October 1, 2005 using the Modified Prospective Application Method.

Pg. 5

Under this method, SFAS No. 123 (R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. There have been no new share-based awards since the Company adopted SFAS No. 123 (R) and thus there has been no financial impact from its adoption.
     Prior to adoption of SFAS No. 123 (R), the Company accounted for stock options granted to employees and directors under its 1996 stock incentive plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. On July 19, 2005, the Board of Directors and Compensation Committee approved accelerating the exercisability of all unvested stock options outstanding under the Company’s 1996 stock incentive plan effective as of July 20, 2005. The options are held by employees, including executive officers, and directors. In order to prevent unintended personal benefits, shares of the Company’s common stock received upon exercise of an accelerated option remain subject to the original vesting period with respect to transferability of such shares and, consequently, may not be sold or otherwise transferred prior to the earlier of termination of continuous service with the Company or expiration of such original vesting period.
          The purpose of accelerating vesting was to minimize the Company’s recognition of compensation expense associated with these options upon adoption of SFAS No. 123(R) in the first quarter of fiscal 2006. To the extent that any accelerated options are exercised prior to the term of their respective original vesting periods and the estimated compensation expense established by the Company proves insufficient, the Company may incur additional compensation expense under SFAS No. 123(R). The Company’s full Board of Directors ratified the acceleration to the extent affected options were held by members of the Compensation Committee.
     As a result of the acceleration of vesting of unvested options, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with SFAS No. 123 (R), the Company’s income and income per common share would have been as follows:

Pg. 6

	Three Months Ended
	December 31,
(In Thousands, Except Per Share Amounts)	2005	2004
Net (loss) income, as reported	$(997)	$302

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(560)

Pro-forma net loss	$(997)	$(258)

Net (loss) income per share:
Basic-as reported	$(0.14)	$0.04

Basic-pro forma	$—	$(0.04)

Diluted-as reported	$(0.14)	$0.04

Diluted-pro forma	$—	$(0.04)

     The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 (R) on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used:

	Three Months Ended
	December 31,
	2005	2004
Risk free interest rates	—	3.35%
Expected dividend yield	—	0.00%
Expected lives	—	5
Expected volatility	—	105.00%
     In the first quarter of fiscal year 2005, options to purchase 275,000 shares of common stock at a weighted average price of $2.09 per share were issued to employees. The Company has not issued any additional options to purchase common shares since then and all outstanding options were fully-vested as of July 20, 2005.
Note 3 – Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	December 31,
	2005	2004
Net (loss) income	$(997)	$302

Weighted average shares outstanding	6,976	6,817
Effect of dilutive securities:
Dilutive potential of options	177	172

Weighted average shares and share equivalents outstanding	$7,153	$6,989

Basic (loss) income per share	$(0.14)	$0.04

Diluted (loss) income per share	$(0.14)	$0.04

Pg. 7

Note 4 – Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any of the existing accounting pronouncements. The Company does not anticipate that the implementation of SFAS No. 154 will have a material impact on its financial statements.
     In December 2004, the FASB issued SFAS No. 123 (R) (revised 2004), “Share-Based Payment.” SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123 (R) is for annual periods beginning after June 15, 2005. The Company after assessing the potential negative impact of the provisions of SFAS No. 123 (R) on its consolidated financial statements in fiscal year 2006, decided to minimize its exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, the Company accelerated all outstanding unvested options so as to be fully vested as of such date (see Note 2). The Company adopted SFAS No. 123(R) on October 1, 2005 and the adoption did not have a material impact on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that

Pg. 8

exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS No. 153 effective October 1, 2005 and the adoption has not had a material impact on its financial statements.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 effective October 1, 2005 and the adoption has not had a material impact on its financial statements.
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

Pg. 9

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
     The Company is amortizing the fair value of customer relationships from its two acquisitions over an estimated useful life of 5 years using the straight-line method for the Tabin acquisition and the sum-of-the-years digits for Viablelinks. Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of the Viablelinks customer relationships will be realized. At September 30, 2005, the Company increased its amortization of the Tabin customer relationships by $50,000 in recognition of the impairment of certain customer relationships
          At December 31, 2005, amortization of customer relationships for current and future years is as follows (in thousands):

	Tabin	Viablelinks	Total
9/30/05 accumulated amortization	$332	$67	$399
Amortization for first quarter of fiscal 2006	17	13	30

12/31/05 accumulated amortization	$349	$80	$429

Amortization for remaining nine months of fiscal 2006	$52	$40	$92
Amortization for fiscal 2007	69	40	109
Amortization for fiscal 2008	—	27	27
Amortization for fiscal 2009	—	13	13

Total future amortization	$121	$120	$241

Total amortization	$470	$200	$670

Pg. 10

Note 6 – Investment in Variable Interest Entity
     In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”). The Company’s total investment in PBPO common stock through December 31, 2005 is $759,000 and represents an approximate 38% ownership interest in the privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
     In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. The Company’s approximate 38% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 21% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing under a cost plus fixed fee agreement that may be cancelled upon written notice, owns collectively approximately 19% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their outstanding five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by Ovex and which are a component of their minority interest are not subject to the allocation of PBPO losses.
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
     PBPO, has contracted with Ovex in Pakistan and Colwell and Salmon in India to provide its workforces for back-office support. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore. In October 2003, PBPO obtained a five year option agreement whereby PBPO could purchase all of the equity of Ovex for $2.0 million.
     In September 2005, PBPO entered into a five year cost-plus fixed fee service agreement with Ovex to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO agreed to provide certain marketing services for Ovex. The agreements can be

Pg. 11

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
     The changes in minority interest since September 30, 2005 are as follows:

Minority Interest
(in thousands)
Beginning balance at October 1, 2005	$903
Loss allocated to minority interest	(53)

Ending balance at December 31, 2005	$850

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
     In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the December 2005 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
     In August 2005, the Company obtained a temporary overline through October 31, 2005 of $5.0 million, bringing the total borrowing capacity to $35.0 million. Further, in January 2006, the working capital and flooring agreements were amended to increase the maximum ratio amount for one of the liquidity financial covenants that measures the ratio of debt minus subordinated debt to tangible net worth and subordinated debt. The ratio was increased from 3.5 to 1.0 to the following amounts:

Quarter-end	Ratio Amount
December 2005 and each December quarter-end thereafter	4.5:1.0
March 2006 and each March quarter-end thereafter	4.0:1.0
June 2006 and each June quarter-end thereafter	4.5:1.0
September 2006 and each September quarter-end thereafter	4.0:1.0
The remaining other three liquidity financial covenants were unchanged and are as follows::
1.	EBITDA must be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter

2.	Tangible net worth and subordinated debt must equal or exceed $14.0 million.

Pg. 12

3.	The ratio of current tangible assets to current liabilities must not be less than 1.2 to one.
     As of December 31, 2005, approximately $14.8 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $15.2 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of December 31, 2005, the Company was in compliance with its debt covenants under the foregoing agreements.
Note 8 – Sale-Leaseback Related to Ontario Facility
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
     Upon concluding the Company no longer had a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight line basis over approximately sixteen months, which represents the remaining non-cancelable term of the lease. During the three months ended December 31, 2005, the Company amortized into earnings $0.1 million of the deferred gain. The unamortized gain has been recorded in total liabilities in the accompanying condensed consolidated balance sheet.
     On August 26, 2005 the Company gave notification to the lessor of its intention to terminate the lease and its notification was acknowledged on September 14, 2005. The Company is currently seeking alternative real estate opportunities with respect to its Ontario

Pg. 13

facility and believes that adequate space for such facility is available in other buildings. Because the Company has less space requirements and believes that lower comparable rentals are available in proximity to its present facility, the Company believes that the relocation will be economically advantageous.
Note 9 – Litigation
     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the ‘‘En Pointe defendants’’). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. Hearing dates are currently scheduled for July and August 2006. The En Pointe defendants dispute jurisdiction and intend to vigorously defend the allegations.
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
     In February 2001, the Company and five of its directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to claims against the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended and limited complaint. The Court certified the case as a class action. En Pointe intends to vigorously defend the litigation.
  In January 2006, an action was brought against the Company in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation. The suit alleges among other things that the Company engaged in misappropriation of trade secrets, conversion of misappropriated confidential information, and statutory unfair competition from misappropriated confidential information. The Company denies any wrongdoing and intends to vigorously defend the allegations.
     In February 2006, an action was brought against the Company, Software Medium, Inc. (“SMI”), Veridyn, LLC (“Veridyn”), Consesusone, LLC, and certain individual officers, directors and shareholders of SMI and Veridyn in the San Diego County Superior Court, Case No. GIC859375, by Websense, Inc. The plaintiff, a former supplier to SMI and holder of a

Pg. 14

secured promissory note with an unpaid balance of $0.5 million, alleges that the Company’s acquisition of the assets of SMI and Veridyn via an asset purchase agreement constitutes a fraudulent transfer of assets and that the Company is liable for the debts of SMI and Veridyn as a successor. The Company disputes the allegations and believes that it complied with all applicable laws relating to asset purchase agreements.
     There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of the foregoing and other claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse affect on the Company’s business, financial position and results of operations or cash flows.
Note 10 – Decrease in Authorized Common Stock
     On March 17, 2005, the stockholders of the Company voted on and approved an amendment to the Company’s certificate of incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000.
Note 11 – Subsequent Event
     On January 14, 2006, PBPO, an affiliate of the Company, entered into a Letter of Intent with NuComm Corporation for the issuance of 12,260 shares of its common stock for $1,000,000. The Letter of Intent is subject to due diligence, the execution of a definitive stock purchase agreement and NuComm Corporation’s purchase from the Company of 7,356 shares of common stock at $81.56 per share which represents approximately 44% of En Pointe's total holdings of voting stock in PBPO. In addition to the shares being issued to NuComm Corporation, the Letter of Intent allows the issuance of up to 4,300 additional shares of PBPO’s common stock at a price per share of not less than $81.56.
     On January 18, 2006, pursuant to an Asset Purchase Agreement with Software Medium, Inc., a Texas corporation (“SMI”), and Veridyn, LLC (“Veridyn”), a Texas limited liability company and a wholly-owned subsidiary of SMI (collectively with SMI, the “Sellers”), the Company acquired certain depreciable and intangible assets and assumed certain liabilities, including a short-term lease commitment for office facilities. On closing, $550,000 in cash was paid to the Sellers. Two of Sellers’ officers entered into employment agreements with the Company. One of the officers was guaranteed a $250,000 bonus that will be payable over two years, subject to continued employment. The Company also assumed the liability for certain earn-outs payable to two former officers of Veridyn that originated from SMI’s acquisition of Veridyn in September 2005. The earn-out is paid quarterly until September 30, 2007 and is 0.66% of Veridyn’s net sales and 2.64% of its EBITDA.
     Additionally, fees payable and estimated to be payable for professional services directly related to the acquisition total $175,000. Further, the Company, as part of the acquisition, hired the majority of the employees of SMI and Veridyn.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe

Pg. 15

Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc. and The Xyphen Corporation are collectively referred to as the “Company” or “En Pointe.” Premier BPO, Inc., a partially owned Variable Interest Entity (see Note 6 to the Financial Statements), is referred to as ”PBPO.”
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
     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The Company

Pg. 16

undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
Critical Accounting Policies
     For information regarding the Company’s critical accounting policies, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2005	2004
Net sales:
Product	85.5%	84.9%
Services	14.5	15.1

Total net sales	100.0	100.0
Gross profit:
Product	5.2	6.6
Services	4.4	5.2

Total gross profit	9.6	11.8
Selling and marketing expenses	7.7	8.4
General and administrative expenses	3.3	3.0

Operating (loss) income	(1.4)	0.4
Interest expense, net	(0.0)	0.1
Other income, net	(0.0)	(0.1)

(Loss) Income before taxes and minority interest	(1.4)	0.4
Provision for income taxes	—	0.1

(Loss) income before minority interest	(1.4)	0.3
Minority interest	(0.1)	(0.1)

Net (loss) income	(1.3)%	0.4%

Comparison of the Results of Operations for the Three Months ended December 31, 2005 and 2004
     NET SALES. Net sales increased $3.4 million, or 4.5%, to $78.7 million in the December 2005 quarter from $75.3 million in the December 2004 quarter. Product net sales were responsible for substantially all of the increase, increasing $3.4 million, or 5.3%, to $67.3 million in the December 2005 quarter from $63.9 million in the December 2004 quarter. Not recognized in this December 2005 quarter’s net sales is $1.3 million of product sales that were billed, paid, and currently held in the Company’s configuration center awaiting completion of shipping instructions from the customer. Bill and hold sales are deferred from income recognition until fixed dates of shipment are established. Service net sales were virtually unchanged at $11.4 million in both the December 2005 and 2004 quarters.

Pg. 17

     The sales team acquired with the Viablelinks, Inc. acquisition in October 2004 contributed $3.0 million of the total increase in net sales. Within product net sales, software licensing increased $3.0 million, while other product sales increased $0.4 million. No single customer accounted for more than 10% of total net sales in the December 2005 quarter, while one customer accounted for 12.3% of net sales in the December 2004 quarter.
     On a sequential basis total net sales declined $8.7 million from the September 2005 quarter.
     GROSS PROFIT. Total gross profit decreased $1.4 million, or 15.6%, to $7.5 million in the December 2005 quarter from $8.9 million in the December 2004 quarter. Driving the decrease in gross profit was a decline in the overall gross margin percentage from 11.8% in the December 2004 quarter to 9.6% in the December 2005 quarter. The December 2005 quarter gross margin percentage was also 0.8% less than the 10.4% reported in the September 2005 quarter. The $1.4 million gross profit decline in the December 2005 quarter as compared to the December 2004 quarter was primarily due to a reduction in product gross profit of $0.9 million compared with a reduction of $0.4 million in service gross profit.
     The product gross margin percentage fell 1.8% going from 7.8% in the December 2004 quarter to 6.0% in the December 2005 quarter. Contributing to the product gross margin percentage decline was a decline of $0.2 million in rebates received by the Company, which negatively impacted the product gross margin percentage by 0.3% in the December 2005 quarter. In addition, software sales to one governmental customer that was priced below normal margins had an additional negative impact of 0.6% on the product gross margin percentage in the December 2005 quarter.
     Service gross profits declined $0.4 million, or 12.0%, to $3.5 million in the December 2005 quarter from $3.9 million in the December 2004 quarter. The reduction in service gross profits also prevailed on a sequential basis with the December 2005 quarter declining $0.5 million, or 13.4%, from the $4.0 million reported in September 2005 quarter. The service gross margin percentage declined to in the December 2005 quarter compared with 34.6% in December 2004 quarter but was unchanged from the service gross margin percentage of the September 2005 quarter.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $0.3 million, or 4.4%, to $6.1 million in the December 2005 quarter, from $6.4 million in the December 2004 quarter. The decrease was related, in part, to favorable settlements that the Company entered into with customers that allowed unresolved credit balances from prior years to be discounted as well as a decrease in PBPO’s selling and marketing expenses. On a sequential basis, selling and marketing expenses declined $0.8 million from the September 2005 quarter.
     Selling and marketing expenses as a percentage of net sales decreased 0.7% to 7.7% from the 8.4% recorded in the December 2004 quarter.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million in the December 2005 quarter, or 11.6%, to $2.5 million from $2.3 million in the December 2004 quarter. Approximately half of the increase can be attributed to higher depreciation and amortization expense from computer equipment

Pg. 18

acquired in the December 2005 quarter as well as increased amortization charges from the completion and placing in service of in-house software programs. The remaining increase resulted from higher general and administrative charges incurred by PBPO. When expressed as a percentage of net sales, general and administrative expenses increased 0.3% to 3.3% in the December 2005 quarter from the 3.0% reported in the December 2004 quarter.
     OPERATING (LOSS) INCOME. The Company incurred an operating loss of $1.1 million in the December 2005 quarter compared with operating income of $0.3 million in the December 2004 quarter. The decrease in operating income in the December 2005 quarter was a result of the decrease in gross profits of $1.4 million.
     INTEREST (INCOME) EXPENSE, NET. Net interest income of $6,000 in the December 2005 quarter is net of interest expense of $23,000. Interest income includes $29,000 of interest earned from a bank. Interest expense includes $6,000 related to the Company’s working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”) and $17,000 related to capital leases and other miscellaneous interest expense. Interest expense decreased $102,000 from the December 2004 quarter which was principally due to the $131,000 impact from conversion of the Ontario configuration facility from a capital lease to an operating lease which is now accounted for as rental expense in cost of sales (see Note 8 to the Financial Statements).
          PROVISION FOR INCOME TAXES. The Company received no benefit from income taxes for the loss recognized for the December 2005 quarter because a valuation allowance has been established to offset all of the Company’s deferred tax assets. In the December 2004 quarter, the provision for income taxes was estimated to be $83,000.
          As of December 31, 2005, the Company had an available federal net operating loss carry forward of approximately $9.1 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns an approximate 38% voting interest in PBPO and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other stockholders of PBPO who collectively own approximately 62% of the voting interests in PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the December 2005 quarter, approximately 20.4% of the total PBPO loss of $0.3 million was allocated to the 62% “minority stockholders”. For the December 2004 quarter, approximately 18.7% of the total PBPO loss of $0.4 million was allocated to the 62% “minority shareholders”. Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.
     NET (LOSS) INCOME. The Company had a net loss of $1.0 million in the December 2005 quarter compared with net income of $0.3 million in the December 2004 quarter. The decrease in net income for the December 2005 quarter is attributable to the $1.4 million decrease in gross profits.

Pg. 19

Liquidity and Capital Resources
     During the December 2005 quarter, operating activities provided cash of $3.1 million compared with using cash of $4.3 million in the comparable prior fiscal year period. The $7.4 million increase in cash from operations can be attributed principally to the increase in accounts payable which resulted from the sale to one customer of $6.6 million in software maintenance contracts that was made at the end of December 2005.
     The Company’s net accounts receivable balance at December 31, 2005 and September 30, 2005, was $50.8 million and $40.9 million, respectively. The number of days’ sales outstanding in accounts receivable increased to 59 days as of December 31, 2005 from 45 days as of September 30, 2005. Approximately half of the 14 day increase in day’s sales outstanding in accounts receivable was due to the sale of maintenance contracts that are reported net of cost for sales reporting purposes but are recorded gross in accounts receivable.
     Inventories decreased $3.5 million, from $10.4 million at September 30, 2005 to $6.9 million at December 31, 2005. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.
     Investing activities during the December 2005 quarter used cash of $0.2 million, a decrease of $1.2 million from the $1.4 million used in the comparable prior fiscal year period. Most of the decrease was from the absence of acquisitions in the December 2005 quarter compared with the December 2004 quarter that included the acquisition of Viablelinks, Inc.
     Financing activities used cash of $2.0 million during the December 2005 quarter, $1.6 million more than was used in the comparable prior fiscal year period. The principal use of cash by financing activities was to reduce net borrowings under the Company’s line of credit by $2.0.
          As of December 31, 2005, the Company had approximately $7.8 million in cash and working capital of $15.3 million. The Company has a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 7 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of December 31, 2005.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of December 31, 2005, approximately $14.8 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $15.2 million after taking into consideration the

Pg. 20

available collateral and borrowing limitations under the agreements.
     The Company’s future needs for financial resources include increases in working capital to support anticipated sales growth and repayments of indebtedness. The Company has evaluated, and will continue to evaluate, possible business acquisitions within the parameters of the restrictions set forth in the financing agreements with GE. These possible business acquisitions could require substantial cash payments.
     Based on the Company meeting its internal sales growth targets, management believes that the Company’s current cash balances, combined with net cash that it expects to generate from operations, and access to the $30.0 million financing facility with GE and with the availability of any temporary increases to its credit facility, will sustain its ongoing operations for at least the next twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it may attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.
          Off-Balance Sheet Arrangements
               The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Obligations and Commitments
     As of December 31, 2005, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$920	$393	$379	$148	$—
Operating lease obligations	$1,584	$1,374	$167	$43	$—
Line of credit	$14,817	$14,817	$—	$—	$—
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
     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which were fully disclosed in the Company’s Form 10-K filed for the fiscal year ended September 30, 2005. The Company has no commercial paper, derivatives, swaps, hedges, or foreign currency transactions to disclose and evaluate for market risks.

Pg. 21

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
          (b) Changes in internal controls
               There were no changes to internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
          In January 2006, an action was brought against the Company in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation. The suit alleges among other things that the Company engaged in misappropriation of trade secrets, conversion of misappropriated confidential information, and statutory unfair competition from misappropriated confidential information. The Company denies any wrongdoing and intends to vigorously defend the allegations.
          In February 2006, an action was brought against the Company, Software Medium, Inc. (“SMI”), Veridyn, LLC (“Veridyn”), Consesusone, LLC, and certain individual officers, directors and shareholders of SMI and Veridyn in the San Diego County Superior Court, Case No. GIC859375, by Websense, Inc. The plaintiff, a former supplier to SMI and holder of a secured promissory note with an unpaid balance of $0.5 million, alleges that the Company’s acquisition of the assets of SMI and Veridyn via an asset purchase agreement constitutes a fraudulent transfer of assets and that the Company is liable for the debts of SMI and Veridyn as a successor. The Company disputes the allegations and believes that it complied with all applicable law relating to asset purchase agreements.

Pg. 22

Item 6. Exhibits
10.49	Asset Purchase Agreement entered into as of January 18, 2006 between Software Medium, Inc., Veridyn, LLC and En Pointe Technologies Sales, Inc.

10.50	Employment Agreement between the Registrant and Armen Martirosyan, dated March 28, 2002.

10.51	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002.

10.52	Employment Agreement between the Registrant and David L. Mochalski, dated May 28, 2002.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pg. 23

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
By:	/s/ Javed Latif
Senior Vice President and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: February 14, 2006

Pg. 24