Form 10-Q
period 2006-03-31
EN POINTE TECHNOLOGIES INC
filed 2006-05-15
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2006, 7,027,472 shares of common stock of the Registrant were issued and outstanding.

INDEX
En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2006 and September 30, 2005

Condensed Consolidated Statements of Operations — Three months and six months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows — Six months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements — March 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits
Signatures
Exhibit 10.53
Exhibit 10.54
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	March 31,	September 30,
	2006	2005
ASSETS:
Current assets:
Cash	$7,247	$6,903
Restricted cash	73	72
Accounts receivable, net	43,929	40,916
Inventories, net	9,530	10,367
Prepaid expenses and other current assets	551	764

Total current assets	61,330	59,022

Property and equipment, net of accumulated depreciation and amortization	2,922	3,070

Other assets	1,644	804

Total assets	$65,896	$62,896

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$16,037	$18,444
Borrowings under line of credit	21,339	16,824
Accrued liabilities	5,177	4,344
Accrued taxes and other liabilities	5,511	3,346

Total current liabilities	48,064	42,958
Long term liabilities	554	584

Total liabilities	48,618	43,542

Minority interest	816	903

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 7,027,472 and 6,973,472 shares issued	7	7
Additional paid-in capital	41,763	41,718
Treasury stock	(1)	(1)
Accumulated deficit	(25,307)	(23,273)

Total stockholders’ equity	16,462	18,451

Total liabilities and stockholders’ equity	$65,896	$62,896

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales:
Product	$59,433	$60,760	$126,691	$124,657
Service	11,579	12,295	23,010	23,673

Total net sales	71,012	73,055	149,701	148,330

Cost of sales:
Product	54,539	56,063	117,741	114,991
Service	7,235	9,029	15,201	16,470

Total cost of sales	61,774	65,092	132,942	131,461

Gross profit:
Product	4,894	4,697	8,950	9,666
Service	4,344	3,266	7,809	7,203

Total gross profit	9,238	7,963	16,759	16,869

Selling and marketing expenses	7,691	5,930	13,766	12,281
General and administrative expenses	2,692	2,450	5,210	4,706

Operating loss	(1,145)	(417)	(2,217)	(118)

Interest (income) expense, net	(54)	3	(61)	99
Other income, net	(20)	(371)	(35)	(484)

(Loss) income before income taxes and minority interest	(1,071)	(49)	(2,121)	267
(Benefit) provision for income taxes	—	(59)	—	24

(Loss) income before minority interest	(1,071)	10	(2,121)	243
Minority interest in affilate loss	34	80	87	149

Net (loss) income	$(1,037)	$90	$(2,034)	$392

Net (loss) income per share:
Basic	$(0.15)	$0.01	$(0.29)	$0.06
Diluted	$(0.15)	$0.01	$(0.29)	$0.06

Weighted average shares outstanding:
Basic	6,995	6,839	6,986	6,839

Diluted	6,995	7,175	6,986	7,108

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash flows
(Unaudited)
(in thousands)

	Six months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,034)	$392
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	681	464
Amortization of deferred gain on sale-leaseback	221	(45)
Allowances for doubtful accounts, returns, and inventory	273	245
Minority interest in loss of affiliate	(87)	(149)
Net change in operating assets and liabilities	(2,239)	(8,815)

Net cash used by operating activities	(3,185)	(7,908)

Cash flows from investing activities:
Acquisition of business	(550)	(878)
Purchase of property and equipment	(394)	(1,489)

Net cash used by investing activities	(944)	(2,367)

Cash flows from financing activities:
Net borrowings under line of credit	4,515	3,246
Proceeds from convertible bond issued by affiliate	50	—
Stock offering by affiliate	—	366
Proceeds from exercise of employee stock options	100	95
Payment on long term liabilities	(192)	(22)

Net cash provided by financing activities	4,473	3,685

Increase (decrease) in cash	$344	$(6,590)

Supplemental disclosures of cash flow information:
Interest paid	$39	$206

Income taxes paid	$31	$215

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc. and The Xyphen Corporation (collectively, the “Company” or “En Pointe”), and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), at March 31, 2006, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2006 and 2005, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. Operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2005.
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
     As a result of the acceleration of vesting of unvested options, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with SFAS No. 123 (R), the Company’s income and income per common share would have been as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands, Except Per Share Amounts)	2006	2005	2006	2005
Net (loss) income, as reported	$(1,037)	$90	$(2,034)	$392

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(102)	—	(662)

Pro-forma net loss	$(1,037)	$(12)	$(2,034)	$(270)

Net (loss) income per share:
Basic-as reported	$(0.15)	$0.01	$(0.29)	$0.06

Basic-pro forma	$(0.15)	$(0.00)	$(0.29)	$(0.04)

Diluted-as reported	$(0.15)	$0.01	$(0.29)	$0.06

Diluted-pro forma	$(0.15)	$(0.00)	$(0.29)	$(0.04)

     The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 (R) on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk free interest rates	—	3.35%	—	3.35%
Expected dividend yield	—	0.00%	—	0.00%
Expected lives	—	5	—	5
Expected volatility	—	105.25%	—	105.25%
     In the first quarter of fiscal year 2005, options to purchase 275,000 shares of common stock at a weighted average price of $2.09 per share were issued to employees. The Company has not issued any additional options to purchase common shares since then and all outstanding options were fully-vested as of July 20, 2005.
Note 3 — Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net (loss) income	$(1,037)	$90	$(2,034)	$392

Weighted average shares outstanding	6,995	6,839	6,986	6,839
Effect of dilutive securities:
Dilutive potential of options	—	336	—	269

Weighted average shares and share equivalents outstanding	6,995	7,175	6,986	7,108

Basic (loss) income per share	$(0.15)	$0.01	$(0.29)	$0.06

Diluted (loss) income per share	$(0.15)	$0.01	$(0.29)	$0.06

Note 4 — Recent Accounting Pronouncements
     In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning Of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company was required to and adopted FSP FAS 115-1 in the current March quarter of fiscal 2006 and the adoption has not had a material impact on its financial statements.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements of the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The Company does not anticipate that the implementation of SFAS No. 154 will have a material impact on its financial statements.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN No. 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN No. 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN No. 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the implementation of FIN No. 47 will have a material impact on its financial statements.
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
Note 5 — Acquisition of Business
On January 18, 2006, pursuant to an Asset Purchase Agreement with Software Medium, Inc., a Texas corporation (“SMI”), and Veridyn, LLC, a Texas limited liability company and a wholly-owned subsidiary of SMI (“Veridyn,” and collectively with SMI, the “Sellers”), the Company acquired certain depreciable and intangible assets and assumed certain liabilities, including a short-term lease commitment for office facilities. On closing, $550,000 in cash was paid to the Sellers. Two of Sellers’ officers entered into employment agreements with the Company. One of the officers was guaranteed a $250,000 bonus that will be payable over two years, subject to continued employment and is considered part of the purchase price. The other Sellers’ officer’s employment agreement contains a performance-based bonus provision that is based on the percentage of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) on sales of security services. The bonus is payable over three years on a quarterly basis, subject to continued employment, and approximates 25% of such EBITDA per year, subject to a maximum annual aggregate bonus payment of $400,000. Additional fees payable and estimated to be payable for professional services directly related to the acquisition total $175,000.
     The Company allocated the $975,000 purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $154,000 has been allocated to amortizable (over five years using sum of the year’s digits method) customer relationships and approximately $460,000 has been allocated to amortizable (over three years on a straight-line basis) non-competition agreements. The allocation of the purchase price (in thousands) was as follows:

Depreciable assets acquired	$57
Excess purchase price over net assets acquired	918

Purchase price	$975

Intangible assets:
Customer relationships	154
Goodwill	304
Covenant not to compete	460

Total intangibles	$918

     The following unaudited pro forma consolidated financial information reflects the results of operations for the periods ended March 31, 2006 and 2005 as if the acquisition of SMI’s operations had occurred on January 1, 2005 (in thousands, except per share amounts).

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$71,099	$71,012	$76,419	$73,055
Net (loss) income	$(1,021)	$(1,037)	$354	$90
Net (loss) income per share:
Basic	$(0.15)	$(0.15)	$0.05	$0.01

Diluted	$(0.15)	$(0.15)	$0.05	$0.01

Weighted average shares outstanding:
Basic	6,995	6,995	6,839	6,839

Diluted	6,995	6,995	7,175	7,175

     Effective October 1, 2004, the Company purchased certain assets of Viablelinks, Inc., a Portland, Oregon and Boise, Idaho-based regional reseller of technology products and services (“Viablelinks”). At the time of purchase, the total purchase price paid was approximately $878,000 (including $882,000 gross purchase price less $4,000 cash received back).
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
     The Company is amortizing the fair value of customer relationships from the Viablelinks and Tabin acquisitions over an estimated useful life of 5 years using the straight-line method for the Tabin acquisition and the sum-of-the-years digits for Viablelinks. Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of the Viablelinks customer relationships will be realized. At September 30, 2005, the Company increased its amortization of the Tabin customer relationships by $50,000 in recognition of the impairment of certain customer relationships
     At March 31, 2006, amortization of customer relationships and covenant not to compete for current and future years is as follows (in thousands):

	Tabin	Viablelinks	Software Medium	Total
9/30/05 accumulated amortization	$332	$67	$—	$399
Amortization for six months of fiscal 2006	35	27	50	112

03/31/06 accumulated amortization	$367	$94	$50	$511

Amortization for remaining six months of fiscal 2006	$35	$27	$103	$165
Amortization for fiscal 2007	68	40	197	305
Amortization for fiscal 2008	—	27	187	214
Amortization for fiscal 2009	—	12	61	73
Amortization for fiscal 2010	—	—	13	13
Amortization for fiscal 2011	—	—	3	3

Total future amortization	$103	$106	$564	$773

Total amortization	$470	$200	$614	$1,284

Note 6 — Investment in Variable Interest Entity
     In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”). The Company’s total investment in PBPO common stock through March 31, 2006 is $759,000 and represents an approximate 38% voting interest in the privately- held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
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
     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 21% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing under a cost plus fixed fee agreement that may be cancelled upon written notice, owns collectively approximately 19% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their outstanding five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by Ovex are a component of their minority interest but are not subject to the allocation of PBPO losses.
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
     PBPO has contracted with Ovex in Pakistan and Colwell and Salmon in India to provide its workforces for back-office support. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore. In October 2003, PBPO obtained a five year option agreement whereby PBPO could purchase all of the equity of Ovex for $2.0 million.
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
     The changes in minority interest since September 30, 2005 are as follows:

Minority Interest
(in thousands)
Beginning balance at October 1, 2005	$903
Loss allocated to minority interest	(87)

Ending balance at March 31, 2006	$816

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
     In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the March 2006 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
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
     In May 2006, GE further amended the covenants contained in the working capital and flooring agreements effective for the March 2006 quarter and going forward as follows:
1.	There will be no EBITDA requirement until the June 2007 quarter. Commencing with the June 2007 quarter, the ratio of EBITDA to interest expense for the twelve month trailing period ending on the last day of each fiscal quarter will not be less than 1.25:1.0

2.	The requirement that tangible net worth and subordinated debt must equal or exceed $14.0 million was reduced to lesser amounts commencing with the March 2006 quarter-end. The revised ratios in million for March 2006, June 2006, September 2006 and December 2006 are $12.9, $11.9, $12.3, and $12.8, respectively. For each quarter-end after December 2006 the ratio shall be $12.8 million.

3.	The requirement that the ratio of debt minus subordinated debt to tangible net worth and subordinated debt not exceed 4.5:1.0 for each December and June quarter-end and 4.0:1.0 for each March and September quarter-end was increased to greater ratio amounts commencing with the June 2006 quarter-end. The revised ratios are 5.50:1.0 for the June 2006 quarter-end and 4.75:1.0 for each quarter-end thereafter.

4.	The requirement that the ratio of current tangible assets to current liabilities must not be less than 1.2:1.0 was unchanged.
     As of March 31, 2006, approximately $21.3 million in borrowings was outstanding under the Company’s GE financing facility and the Company had additional borrowings available of approximately $8.7 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of March 31, 2006, the Company was in compliance with its debt covenants under the foregoing agreements.
Note 8 — Sale-Leaseback Related to Ontario Facility
     On June 24, 1999, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Ontario facility for $5.5 million and leased it back under a triple net operating lease term of 15 years. At that time the Company occupied approximately 55% of the facility and planned and accomplished the subleasing of the remaining space in February of 2002. Because the subleased space was in excess of 10% of the facility, under SFAS No. 98 "Accounting for Leases", the Company was considered to have retained a financial interest in the property despite the fact that the property was to revert back to the landlord at the end of the lease period. As a result the Company was required to continue to carry the leased property on its financial statements and account for the sale-leaseback as a financing transaction.
     In March 2005, the lessee of the sublet space discontinued rental of the property and the Company took possession of 100% of the facility, which was needed for its own internal operations. Under SFAS No. 98, the lease now qualifies as a "normal leaseback" and the Company has thus removed from its consolidated balance sheet the carrying value of the leased property including the land, building, and other depreciable property with an approximate net book value of $4.3 million along with $5.0 million of related liability. Future lease payments will now be accounted for as rental expense.
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
     Upon concluding the Company no longer had a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight line basis over the remaining non-cancelable term of the lease. During the three and six month periods ended March 31, 2006, the Company amortized into earnings $0.1 million and $0.2 million respectively of the deferred gain. The unamortized gain has been recorded in total liabilities in the accompanying condensed consolidated balance sheet.
     On August 26, 2005 the Company gave notification to the lessor of its intention to terminate the lease effective May 31, 2006. On March 30, 2006, the Company executed an amendment to the Ontario lease agreement that allows a five month extension until October 31, 2006 for occupancy of the facility. The Company is currently seeking alternative real estate opportunities with respect to its Ontario facility and believes that adequate space for such facility is available in other buildings. Because the Company has less space requirements and believes that lower comparable rentals are available in proximity to its present facility, the Company believes that the relocation will be economically advantageous.

Note 9 — Litigation
     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The arbitrated hearing is currently scheduled for July 2006. The En Pointe defendants intend to vigorously defend the allegations.
     In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (Crosby v. En Pointe Technologies, et al., Superior Court of California, County of San Diego, No. GIC 759905). The parties previously stipulated to a stay of the case pending the class action. However, plaintiffs have recently elected to proceed with their case. The plaintiffs have agreed to a settlement in the amount of $200,000. The payment will be made by the Companys insurance carrier.
     In February 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended complaint. The Court recently certified the case as a class action. Counsel for the parties have agreed to resolve the case for $1.8 million. The payment will be made by the Company’s insurance carrier.
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
     In February 2006, an action was brought against the Company, Software Medium, Inc. (“SMI”), Veridyn, LLC (“Veridyn”), Consesusone, LLC, and certain individual officers, directors and shareholders of SMI and Veridyn in the San Diego County Superior Court, Case No. GIC859375, by Websense, Inc. The plaintiff, a former supplier to SMI and holder of a secured promissory note with an unpaid balance of $0.5 million, alleges that the Company’s acquisition of the assets of SMI and Veridyn via an asset purchase agreement constitutes a fraudulent transfer of assets and that the Company is liable for the debts of SMI and Veridyn as a successor. The Company disputes the allegations and believes that it complied with all applicable laws relating to the asset purchase transaction.

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
Note 11 — Lease Commitment
     On March 30, 2006, the Company entered into a sublease with Jetabout North America, Inc. for its new corporate headquarters to be located at 2381 Rosecrans Avenue, El Segundo, California 90245. The term of the sublease is thirty-one months, commencing on July 1, 2006 and ending on January 31, 2009. Under terms of the sublease, the Company will pay monthly rent of $15,799, including utilities, for its occupancy of approximately 13,166 square feet of office space. The rental charge under the expiring rental agreement was $67,446 a month for approximately 36,090 square feet of office space.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc. and The Xyphen Corporation are collectively referred to as the “Company” or “En Pointe.” Premier BPO, Inc., a partially owned Variable Interest Entity (see Note 6 to the Financial Statements), is referred to as “PBPO.”
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
(ii) any statements preceded by, followed by or that include the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “should,” “could,” “projects,” “potential,“ or similar expressions; and
(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.
     Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) a significant portion of the Company’s sales continuing to be to certain large customers, (ii) continued dependence by the Company on certain allied distributors, (iii) continued downward pricing pressures in the information technology market, (iv) the ability of the Company to maintain inventory and accounts receivable financing on acceptable terms, (v) quarterly fluctuations in results, (vi) seasonal patterns of sales and client buying behaviors, (vii) changing economic influences in the industry, (viii) the development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) dependence on intellectual property rights, (x) delays in product development, (xi) the Company’s dependence on key personnel, (xii) potential influence by executive officers and principal stockholders, (xiii) volatility of the Company’s stock price, (xiv) delays in the receipt of orders or in the shipment of products, (xv) any delay in execution and implementation of the Company’s system development plans, (xvi) loss of minority ownership status, (xvii) planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products, (xviii) changes in the costs or availability of products, (xix) interruptions in transport or distribution, (xx) general business conditions in the economy, and (xxi) the ability of the Company to prevail in litigation.
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
Critical Accounting Policies
     The following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue recognition. Net sales consist primarily of revenue from the sale of hardware, software, peripherals, and service and support contracts. the Company applies the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.
     Under the Company’s shipping terms, title and risk of loss to merchandise shipped does not pass to customers until delivered takes place which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in our inventory.
     The majority of the Company’s sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. However, software maintenance contracts, software agency fees, and extended warranties that the Company sells in which it is not the primary obligor, are recorded on a net basis in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized as net sales.
     The Company has adopted the provisions of Statement of Position No. 97-2, ‘Software Revenue Recognition’ (SOP 97-2) as amended by SOP No. 98-9, ‘Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions’ (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenue from customer maintenance support agreements is reported on a net basis and recognized at the time of the sale.
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
     Deferred revenues result from prepaid management services and maintenance contracts. Many of the Company’s management services are pre-billed quarterly and income is recognized as services are performed. The Company’s maintenance contracts are generally for services that may be performed over a one year period of time. Income is recognized on such contracts ratably over the period of the contract.
     Allowance for doubtful accounts. the Company’s estimates its allowance for doubtful accounts related to trade receivables by two methods. First, the Company evaluates specific accounts over 90 days outstanding and apply various levels of risk analysis to these accounts to determine a satisfactory risk category to which given percentages are applied to establish a reserve. Second, a general reserve is established for all other accounts, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.
     Product returns. The Company provides an allowance for sales returns, which is based on historical experience. In general, the Company follows a strict policy of duplicating the terms of its vendor or manufacturers’ product return policies. However, in certain cases the Company must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations (“RMA”) are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales. Generally, customers return goods to the Company’s configuration facility in Ontario, California, where they are processed to return to the vendor.
     Vendor returns. After product has been returned to vendors under authenticated RMAs, the Company reviews such outstanding receivables from its vendors and establishes a reserve on product that will not qualify for refund based on a review of specific vendor receivables.
     Rebates and Cooperative Marketing Incentives. The Company receives incentives from suppliers related to product and volume rebates and cooperative marketing development funds. These incentives are generally under monthly, quarterly, or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company use their cooperative marketing development funds exclusively for advertising or other marketing programs. As marketing expenses are recognized, these restricted cooperative marketing development funds are recorded as a reduction of the related marketing expense with any excess funding that can not be identified with a specific vendor program reducing gross profits.
     As rebates are earned, the Company records the rebate receivable with a corresponding reduction of cost of goods sold. Any amounts received from suppliers related to cooperative marketing development funds, are deferred until earned. Incentive programs are subject to audit as to whether the requirements of the incentives were actually met. The Company establishes reserves to cover any collectibility risks including subsequent supplier audits.
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
Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales:
Product	83.7%	83.2%	84.6%	84.0%
Services	16.3	16.8	15.4	16.0

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	6.9	6.4	6.0	6.5
Services	6.1	4.5	5.2	4.9

Total gross profit	13.0	10.9	11.2	11.4
Selling and marketing expenses	10.8	8.1	9.2	8.3
General and administrative expenses	3.8	3.4	3.5	3.2

Operating loss	(1.6)	(0.6)	(1.5)	(0.1)
Interest expense, net	(0.1)	0.0	(0.0)	0.1
Other income, net	(0.0)	(0.5)	(0.1)	(0.4)

(Loss) Income before taxes and minority interest	(1.5)	(0.1)	(1.4)	0.2
Provision for income taxes	—	0.1	—	0.0

(Loss) income before minority interest	(1.5)	0.0	(1.4)	0.2
Minority interest	0.0	0.1	(0.0)	0.1

Net (loss) income	(1.5)%	0.1%	(1.4)%	0.3%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2006 and 2005
     NET SALES. Net sales decreased $2.1 million, or 2.8%, to $71.0 million in the March 2006 quarter from $73.1 million in the March 2005 quarter. Net sales in the March 2006 quarter included $1.3 million of product sales that were billed, paid, and held in the Company’s configuration center awaiting completion of shipping instructions from the customer at the end of the December 2005 quarter. Most of the sales decline resulted from lower sales in January and February 2006 and reflects the overall seasonal tendency for March quarters to be low sales periods. Sequentially total net sales in the March 2006 quarter declined $7.7 million, or 9.8%, from the December 2005 quarter.
     Product net sales declined $1.4 million, or 2.2%, to $59.4 million in the March 2006 quarter from $60.8 million in the March 2005 quarter. Within product net sales, software licensing decreased $2.5 million in the March 2006 quarter over that of the March 2005 quarter, and was responsible for the overall decline in product net sales. While overall sales declined, the sales teams acquired with the January 2006 acquisitions (see Note 5 to the Financial Statements) contributed $2.4 million to net sales for the March 2006 quarter.
     Service net sales declined $0.7 million, or 5.8%, to $11.6 million in the March 2006 quarter from $12.3 in the March 2005 quarter primarily due to lower sales of maintenance warranty contracts.
     No single customer accounted for more than 10% of total net sales in the March 2006 quarter, or in the March 2005 quarter. While no single customer accounted for 10% or more of net sales in either period, the top twenty-five customers accounted for 66.5% and 53.8%, respectively, of total net sales for the March 2006 and 2005 quarters.
     For the six months ended March 31, 2006, net sales increased $1.4 million, or 0.9%, to $149.7 million from $148.3 million in the comparable period of the prior year. All of the net sales increase during such six-month period was attributable to increased product sales.

     GROSS PROFIT. Total gross profit increased $1.2 million, or 16.0%, to $9.2 million in the March 2006 quarter from $8.0 million in the March 2005 quarter. Most of the increase in gross profit came from an increase in service gross profits resulting from the favorable increase in service gross margin percentages to 37.5% in the March 2006 quarter from 26.6% in the March 2005 quarter. The March 2006 quarter gross margin percentage exceeded that of the December 2005 quarter, as well, which was reported as 30.3%.
     The product gross profit increased $0.2 million, or 4.2%, to $4.9 million in the March 2006 quarter from $4.7 million in the March 2005 quarter. On a sequential basis, product gross profit increased $0.7 million from the December 2005 quarter. Product gross profit as a percentage of net sales increased 0.5% in the March 2006 quarter to 6.9% from the 6.4% recorded in the March 2005 quarter.
     Service gross profits increased $1.0 million, or 33.0%, to $4.3 million in the March 2006 quarter from $3.3 million in the March 2005 quarter. A similar improvement in service gross profits was noted sequentially when service gross profits increased $0.8 million over the December 2005 quarter. Existing service customers accounted for approximately $0.4 million of the increase in service gross profits over the March 2005 quarter, notably gross profits increased substantially for one service customer when the Company assumed responsibility for subcontracted services. New service business amounted to $0.5 million in the March 2006 quarter and was at an average gross profit percentage of 38.0% and accounted for a substantial portion of the increase in gross profits. A significant portion of the new service business came from the addition of the security services offered as a result of the Company’s acquisition (see Note 5 to the Financial Statements) in January 2006.
     For the six months ended March 31, 2006, gross profits decreased $0.1 million, or 0.7%, to $16.8 million from $16.9 million in the first half of fiscal year 2005. During the first six months of fiscal 2006, product gross profits decreased $0.7 million, or 7.4%, to $9.0 million, while service gross profits increased $0.6 million, or 8.4%, to $7.8 million as compared to the prior year period. The decline in product gross profits was primarily due to the lower product gross profits in the December 2005 quarter caused by a decline in rebates received by the Company and software sales priced below normal margins to one large governmental customer.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $1.8 million, or 29.7%, to $7.7 million in the March 2006 quarter, from $5.9 million in the March 2005 quarter. Most of the increase was due to the hiring of additional software sales personnel and the acquisition (see Note 5 to the Financial Statements) in January 2006. In addition, the Company incurred approximately $0.2 million in establishing a programming service in India that is aimed at the SAP enhancement market. On a sequential basis, selling and marketing expenses increased $1.6 million from the December 2005 quarter. Selling and marketing expenses as a percentage of net sales increased 2.7% to 10.8% from the 8.1% recorded in the March 2005 quarter.
     For the six months ended March 31, 2006, selling and marketing expenses increased $1.5 million, or 12.1%, to $13.8 million from $12.3 million in the prior fiscal year period. The increased expenses were due primarily to the factors identified above that occurred in the second quarter of fiscal 2006.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million in the March 2006 quarter, or 9.9%, to $2.7 million from

$2.5 million in the March 2005 quarter. The increase in general and administrative expenses was from a combination of increases in outsourcing, legal, and depreciation expenses. When expressed as a percentage of net sales, general and administrative expenses increased 0.4% to 3.8% in the March 2006 quarter from the 3.4% reported in the March 2005 quarter.
     For the six months ended March 31, 2006, general and administrative expenses increased $0.5 million, or 10.7%, to $5.2 million from $4.7 million in the prior fiscal year period. When expressed as a percentage of net sales, general and administrative expenses increased 0.3% to 3.5% in the six months ended March 31, 2006 from the 3.2% reported in the prior fiscal year period.
     OPERATING (LOSS) INCOME. The Company’s operating loss increased $0.7 million in the March 2006 quarter, or 174.6%, to $1.1 million from $0.4 million in the March 2005 quarter. The increase in the operating loss was due to the increase in operating expenses of $1.9 million exceeding the $1.2 million increase in gross profits.
     For the six months ended March 31, 2006, the Company’s operating loss increased $2.1 million to $2.2 million from $0.1 million in the prior fiscal year period. The increase in the operating loss was due to the increase in operating expenses of $2.0 million and a decrease in gross profits of $0.1 million.
     INTEREST (INCOME) EXPENSE, NET. At March 31, 2006, net interest (income) expense was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	(In Thousands)
	2006	2005	2006	2005
Interest (income)	$(70)	$(62)	$(100)	$(107)
Interest expense	16	59	39	206

	$(54)	$(3)	$(61)	$99

     Interest income results principally from short-term money market investments earned from excess cash holdings. The decline in interest expense from that of the previous fiscal year can be attributed to the March 2005 conversion of the Ontario configuration facility from a capital lease to an operating lease which is now accounted for as rental expense in cost of sales (see Note 8 to the Financial Statements).
     PROVISION FOR INCOME TAXES. The Company received no benefit from income taxes for the loss recognized for the March 2006 quarter and the year-to-date period because a valuation allowance has been established to offset all of the Company’s deferred tax assets. In the fiscal year 2005, the Company estimated an income tax benefit of $59,000 for the March 2005 quarter and an income tax provision of $24,000 for the year-to-date.
     As of March 31, 2006, the Company had an available federal net operating loss carry forward of approximately $9.7 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns an approximate 38% voting interest in PBPO as of March 31, 2006 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other stockholders of PBPO who collectively own approximately 62% of the voting interests in PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the March 2006 quarter, approximately 20.4% of the total PBPO loss of $0.2 million was allocated to the 62% “minority stockholders”. For the March 2005 quarter, approximately 20.0% of the total PBPO loss of $0.4 million was allocated to the 62% “minority shareholders”. Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.
     For the six months ended March 31, 2006, approximately 20.4% of the total PBPO loss of $0.4 million was allocated to the 62% “minority shareholders”.
     NET (LOSS) INCOME. The Company had a net loss of $1.0 million in the March 2006 quarter compared with net income of $0.1 million in the March 2005 quarter. The decrease in income that resulted in a net loss for the March 2006 quarter was attributable principally to the $2.0 million increase in operating expenses that exceeded the $1.2 million in improvement in gross profits.
     For the six months ended March 31, 2006, the Company had a net loss of $2.0 million compared with net income of $0.4 million in the prior fiscal year period. The decrease in income that resulted in a net loss for the six months ended March 31, 2006 was attributable principally to the $2.0 million increase in operating expenses.
Liquidity and Capital Resources
     During the six months ended March 31, 2006, operating activities used cash of $3.2 million compared with $7.9 million used in the comparable prior fiscal year period. The $4.7 million improvement from the reduction in the use of cash from operations can be attributed principally to the $5.4 million decrease in the build up of accounts receivable balances for the six months ended March 31, 2006 as compared with the six months ended March 31, 2005.
     The Company’s net accounts receivable balance at March 31, 2006 and September 30, 2005, was $43.9 million and $40.9 million, respectively. The number of days’ sales outstanding in accounts receivable was 54 days as of March 31, 2006, which was down from the 59 days reported in the December 2005 quarter, but up from the 45 days as of September 30, 2005.
     Inventories decreased $0.9 million, from $10.4 million at September 30, 2005 to $9.5 million at March 31, 2006. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.
     Investing activities during the six months ended March 31, 2006 used cash of $0.9 million, a decrease of $1.5 million from the $2.4 million used in the comparable prior fiscal year period. Most of the decrease was from reduced expenditures for the purchases of property and equipment.
     Financing activities provided cash of $4.5 million during the six month period ended March 31, 2006, $0.8 million more than was provided in the comparable prior fiscal year period. The principal provider of cash by financing activities was from net borrowings under the Company’s line of credit.
As of March 31, 2006, the Company had approximately $7.2 million in cash and working capital of $13.3 million. The Company has a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an "Event of Default" as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 7 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of March 31, 2006.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of March 31, 2006, approximately $21.3 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $8.7 million after taking into consideration the available collateral and borrowing limitations under the agreements.
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
Obligations and Commitments
     As of March 31, 2006, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$813	$380	$362	$71	$—
Operating lease obligations	$2,042	$1,416	$387	$239	$—
Line of credit	$21,339	$21,339	$—	$—	$—
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
(b) Changes in internal controls
     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the "En Pointe defendants"). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. The arbitrated hearing is currently scheduled for July 2006. The En Pointe defendants intend to vigorously defend the allegations.
     In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (Crosby v. En Pointe Technologies, et al., Superior Court of California, County of San Diego, No. GIC 759905). The parties previously stipulated to a stay of the case pending the class action. However, plaintiffs have recently elected to proceed with their case. The plaintiffs have agreed to a settlement in the amount of $200,000. The payment will be made by the Company’s insurance carrier.
     In February 2001, the Company and five of the Company’s directors, one current officer, and certain former officers along with seven unrelated parties were named in a stockholder class action complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s stockholders of the damages sustained as a result of such activities (In Re En Pointe Technologies Securities Litigation, United States District Court, Southern District of California Case No. 01 CV0205L (CGA)). In an amended complaint, the plaintiffs limited their claims to the Company and its Chief Executive Officer. In response to a motion to dismiss, the Court further limited plaintiffs’ claims to allegations of market manipulation and insider trading. The En Pointe defendants have answered the amended complaint. The Court recently certified the case as a class action. Counsel for the parties have agreed to resolve the case for $1.8 million. The payment will be made by the Company’s insurance carrier.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on March 17, 2006, with stockholders holding 6,037,920 shares of common stock (representing 87% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The stockholders elected all of the Company’s nominees for directors who constitute the entire Board of Directors. The votes were as follows:

	Votes For	Withheld
Attiazaz “Bob” Din	5,692,742	218,227
Naureen Din	5,516,555	394,414
Zubair Ahmed	5,575,953	335,016
Mark Briggs	5,692,742	218,227
Mansoor S. Shah	5,516,855	394,114
Timothy J. Lilligren	5,516,855	394,114
Edward Hunter	5,575,753	335,216
Item 6. Exhibits
10.53	Sublease dated March 30, 2006 between Jetabout North America, Inc. and the Registrant for the property located at 2381 Rosecrans Avenue, El Segundo, California 90245.

10.54	First Amendment dated March 30, 2006 to the lease between Church Gardens LLC and the Registrant for the property located at 1040 Vintage Avenue, Ontario, California .

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.

By:	/s/ Javed Latif

Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
     Date: May 15, 2006