Form 10-Q
period 2006-06-30
EN POINTE TECHNOLOGIES INC
filed 2006-08-14
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended June 30, 2006
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

2381 Rosecrans Avenue, Suite 325
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2006, 7,027,472 shares of common stock of the Registrant were issued and outstanding.

     INDEX
     En Pointe Technologies, Inc.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	June 30,	September 30,
	2006	2005
ASSETS:
Current assets:
Cash	$7,577	$6,903
Restricted cash	73	72
Accounts receivable, net	58,027	40,916
Inventories, net	7,990	10,367
Prepaid expenses and other current assets	532	764

Total current assets	74,199	59,022

Property and equipment, net of accumulated depreciation and amortization	2,829	3,070

Other assets	1,585	804

Total assets	$78,613	$62,896

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$23,934	$18,444
Borrowings under line of credit	23,893	16,824
Accrued liabilities	5,838	4,344
Accrued taxes and other liabilities	5,524	3,346

Total current liabilities	59,189	42,958
Long term liabilities	454	584

Total liabilities	59,643	43,542

Minority interest	1,493	903

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 7,027,472 and 6,973,472 shares issued	7	7
Additional paid-in capital	41,762	41,718
Treasury stock	(1)	(1)
Accumulated deficit	(24,291)	(23,273)

Total stockholders’ equity	17,477	18,451

Total liabilities and stockholders’ equity	$78,613	$62,896

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Product	$84,835	$80,450	$211,525	$205,107
Service	10,789	12,142	33,800	35,815

Total net sales	95,624	92,592	245,325	240,922

Cost of sales:
Product	76,985	74,416	194,726	189,407
Service	7,147	9,098	22,349	25,568

Total cost of sales	84,132	83,514	217,075	214,975

Gross profit:
Product	7,850	6,034	16,799	15,700
Service	3,642	3,044	11,451	10,247

Total gross profit	11,492	9,078	28,250	25,947

Selling and marketing expenses	7,325	6,591	21,091	18,872
General and administrative expenses	3,237	2,661	8,446	7,367

Operating income (loss)	930	(174)	(1,287)	(292)

Interest (income) expense, net	(60)	(76)	(120)	23
Other income, net	(24)	(46)	(60)	(530)

Income (loss) before income taxes and minority interest	1,014	(52)	(1,107)	215
Provision for income taxes	26	1	26	25

Income (loss) before minority interest	988	(53)	(1,133)	190
Minority interest in affilate loss	28	155	115	304

Net income (loss)	$1,016	$102	$(1,018)	$494

Net income (loss) per share:
Basic	$0.14	$0.01	$(0.15)	$0.07

Diluted	$0.14	$0.01	$(0.15)	$0.07

Weighted average shares outstanding:
Basic	7,027	6,867	7,000	6,841

Diluted	7,092	7,124	7,000	7,101

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,018)	$494
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	1,101	742
Amortization of deferred gain on sale-leaseback	(303)	(179)
Allowances for doubtful accounts, returns, and inventory	586	237
Minority interest in loss of affiliate	(115)	(304)
Net change in operating assets and liabilities	(6,072)	(14,948)

Net cash used by operating activities	(5,821)	(13,958)

Cash flows from investing activities:
Acquisition of business	(550)	(878)
Purchase of property and equipment	(609)	(1,541)

Net cash used by investing activities	(1,159)	(2,419)

Cash flows from financing activities:
Net borrowings under line of credit	7,069	14,103
Proceeds from convertible bond issued by affiliate	50	—
Stock offering by affiliate	705	385
Proceeds from exercise of employee stock options	100	154
Payment on long term liabilities	(270)	(97)

Net cash provided by financing activities	7,654	14,545

Increase (decrease) in cash	$674	$(1,832)

Supplemental disclosures of cash flow information:
Interest paid	$62	$218

Income taxes paid	$31	$215

Capitalized leases	$—	$586

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc. and The Xyphen Corporation (collectively, the “Company” or “En Pointe”), and Premier BPO, Inc. (a partially owned Variable Interest Entity, see Note 6), at June 30, 2006, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2006 and 2005, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2005.
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
     As a result of the acceleration of vesting of unvested options, no compensation cost has been recognized for stock option awards. Had compensation cost been determined in accordance with SFAS No. 123 (R), the Company’s income and income per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Amounts)	2006	2005	2006	2005
Net income (loss), as reported	$1,016	$102	$(1,018)	$494

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(102)	—	(764)

Pro-forma net income (loss)	$1,016	$0	$(1,018)	$(270)

Net income (loss) per share:
Basic-as reported	$0.14	$0.01	$(0.15)	$0.07

Basic-pro forma	$0.14	$0.00	$(0.15)	$(0.04)

Diluted-as reported	$0.14	$0.01	$(0.15)	$0.07

Diluted-pro forma	$0.14	$0.00	$(0.15)	$(0.04)

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
Note 3 – Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$1,016	$102	$(1,018)	$494

Weighted average shares outstanding	7,027	6,867	7,000	6,841
Effect of dilutive securities:
Dilutive potential of options	65	257	—	260

Weighted average shares and share equivalents outstanding	7,092	7,124	7,000	7,101

Basic income (loss) per share	$0.14	$0.01	$(0.15)	$0.07

Diluted income (loss) per share	$0.14	$0.01	$(0.15)	$0.07

Note 4 – Recent Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140”. SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not engage in activities to which this pronouncement pertains, such as mortgage securitization and other forms of financial asset servicing, and therefore does not anticipate that the implementation of SFAS No. 156 will have a material impact on its financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140”. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not hold any hybrid financial instruments and therefore does not anticipate that the implementation of SFAS No. 155 will have a material impact on its financial statements.
     In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning Of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company was required to and adopted FSP FAS 115-1 in the March 2006 quarter and the adoption has not had a material impact on its financial statements.
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
     The Company allocated the $975,000 purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $154,000 was allocated to amortizable (over five years using sum of the year’s digits method) customer relationships and approximately $460,000 was allocated to amortizable (over three years on a straight-line basis) non-competition agreements. The allocation of the purchase price (in thousands) was as follows:

Depreciable assets acquired	$57
Excess purchase price over net assets acquired	918

Purchase price	$975

Intangible assets:
Customer relationships	154
Goodwill	304
Covenant not to compete	460

Total intangibles	$918

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended June 30, 2006 and 2005 as if the acquisition of SMI’s operations had occurred on January 1, 2005 (in thousands, except per share amounts). The pro forma for the three months ended June 30, 2006 is not presented since SMI operations were fully integrated with the Company at that time.

	Three Months Ended
	June 30, 2005
	Pro Forma	As Reported
Net sales	$96,313	$92,592
Net income	$353	$102
Net income per share:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Weighted average shares outstanding:
Basic	6,867	6,867

Diluted	7,124	7,124

	Nine Months Ended
	June 30, 2006		June 30, 2005
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$247,635	$245,325	$251,865	$240,922
Net (loss) income	$(797)	$(1,018)	$1,149	$494
Net (loss) income per share:
Basic	$(0.11)	$(0.15)	$0.17	$0.07

Diluted	$(0.11)	$(0.15)	$0.16	$0.07

Weighted average shares outstanding:
Basic	7,000	7,000	6,841	6,841

Diluted	7,129	7,000	7,101	7,101

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

     The Company allocated the purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $200,000 was allocated to amortizable intangible assets related to customer relationships.
     On October 11, 2002, the Company completed the purchase of certain assets of Tabin Corporation (“Tabin”), a Chicago-based value-added reseller, providing the Company with an established presence in one of the largest market places in the U.S. Based on an independent valuation, the total purchase price of approximately $921,000 was allocated as follows (in thousands):

Inventory	$76
Depreciable assets	145
Customer relationships	470
Goodwill	230

$921

     The Company allocated the purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $470,000 was allocated to amortizable intangible assets related to customer relationships. Customer relationships are existing sales contacts that relate to underlying customer relationships pertaining to the products and services provided by the Company.
     The Company is amortizing the fair value of customer relationships from the Viablelinks and Tabin acquisitions over an estimated useful life of 5 years using the straight-line method for the Tabin acquisition and the sum-of-the-years digits for Viablelinks. Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of the Viablelinks customer relationships will be realized. At September 30, 2005, the Company increased its amortization of the Tabin customer relationships by $50,000 in recognition of the impairment of certain customer relationships
     At June 30, 2006, amortization of customer relationships and covenant not to compete for current and future years is as follows (in thousands):

	Tabin	Viablelinks	Software Medium	Total
9/30/05 accumulated amortization	$332	$67	$—	$399
Amortization for nine months of fiscal 2006	53	40	101	194

06/30/06 accumulated amortization	$385	$107	$101	$593

Amortization for remaining three months of fiscal 2006	$17	$14	$52	$83
Amortization for fiscal 2007	68	40	197	305
Amortization for fiscal 2008	—	27	187	214
Amortization for fiscal 2009	—	12	61	73
Amortization for fiscal 2010	—	—	13	13
Amortization for fiscal 2011	—	—	3	3

Total future amortization	$85	$93	$513	$691

				0
Total amortization	$470	$200	$614	$1,284

Note 6 – Investment in Variable Interest Entity
     In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”). The Company’s total investment in PBPO common stock through June 30, 2006 is $759,000 and represents an approximate 31% voting interest in the privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
     In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. The Company’s approximate 31% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 17% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational side of the Company’s outsourcing under a cost plus fixed fee agreement that may be cancelled upon written notice, owns collectively approximately 16% of PBPO. The owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their outstanding five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by Ovex are a component of their minority interest but are excluded from their approximate 16% voting interest in PBPO referenced above and are not subject to the allocation of PBPO losses.
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
     The changes in minority interest since September 30, 2005 are as follows:

Minority Interest
(in thousands)
Beginning balance at October 1, 2005	$903
Contributed capital from stock offering	800
Fees related to stock offering	(95)
Loss allocated to minority interest	(115)

Ending balance at June 30, 2006	$1,493

Note 7 – Financing Facility
     In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term is defined in such agreement. Borrowings under the line of credit agreement are collateralized by accounts receivable, inventory and substantially all of the Company’s assets.
     In addition, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the June 2006 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
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
     As of June 30, 2006, approximately $23.9 million in borrowings was outstanding under the Company’s GE financing facility and the Company had additional borrowings available of approximately $6.1 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of June 30, 2006, the Company was in compliance with its debt covenants under the foregoing agreements.
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
     Upon concluding the Company no longer had a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight line basis over the remaining non-cancelable term of the lease. During the three and nine month periods ended June 30, 2006, the Company amortized into earnings $0.1 million and $0.3 million respectively of the deferred gain. The unamortized gain was recorded in total liabilities in the accompanying condensed consolidated balance sheet.
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
Note 9 – Litigation
     On or about September 18, 2000, a claim for arbitration was submitted by First Union Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the “En Pointe defendants”). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. In August 2006, a settlement was reached with the Company agreeing to pay $325,000 and the Company’s insurance carrier to pay the balance. The full amount of the Company’s obligation under the settlement was accrued in the June 2006 quarter.
     In December 2000, the Company and certain current and former directors and officers along with several unrelated parties were named in a complaint alleging that the defendants made misrepresentations regarding the Company and that the individual defendants improperly benefited from the sales of shares of the Company’s common stock and seeking a recovery by the Company’s shareholders of the damages sustained as a result of such activities (Crosby v. En Pointe Technologies, et al., Superior Court of California, County of San Diego, No. GIC 759905). The plaintiffs agreed to a settlement in the amount of $200,000, which amount was paid by the Company’s insurance carrier.
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
     In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.
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
Note 11 – Lease Commitment
     On March 30, 2006, the Company entered into a sublease with Jetabout North America, Inc. for its new corporate headquarters located at 2381 Rosecrans Avenue, Suite 325, El Segundo, California 90245. The term of the sublease is thirty-one months, commencing on

July 1, 2006 and ending on January 31, 2009. Under terms of the sublease, the Company will pay monthly rent of $15,799, including utilities, for its occupancy of approximately 13,166 square feet of office space. The rental charge under its rental agreement for its prior corporate headquarters was $67,446 a month for approximately 36,090 square feet of office space.
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
Critical Accounting Policies
     The following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements:
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
     Under the Company’s shipping terms, title and risk of loss to merchandise shipped does not pass to customers until delivered takes place which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in inventory.
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
     The Company has adopted the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenue from customer maintenance support agreements is reported on a net basis and recognized at the time of the sale.

     Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns. Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by our suppliers, less rebates.
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
     Rebates and Cooperative Marketing Incentives. The Company receives incentives from suppliers related to product and volume rebates and cooperative marketing development funds. These incentives are generally under monthly, quarterly, or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that the Company use its cooperative marketing development funds exclusively for advertising or other marketing programs. As marketing expenses are recognized, these restricted cooperative marketing development funds are recorded as a reduction of the related marketing expense with any excess funding that can not be identified with a specific vendor program reducing gross profits.
     As rebates are earned, the Company records the rebate receivable with a corresponding reduction of cost of goods sold. Any amounts received from suppliers related to cooperative marketing development funds are deferred until earned. Incentive programs are subject to audit as to whether the requirements of the incentives were actually met. The Company establishes reserves to cover any collectibility risks including subsequent supplier audits.
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
Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Product	88.7%	86.9%	86.2%	85.1%
Services	11.3	13.1	13.8	14.9

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	8.2	6.5	6.8	6.5
Services	3.8	3.3	4.7	4.3

Total gross profit	12.0	9.8	11.5	10.8
Selling and marketing expenses	7.6	7.1	8.6	7.8
General and administrative expenses	3.4	2.9	3.4	3.1

Operating income (loss)	1.0	(0.2)	(0.5)	(0.1)
Interest (income) expense, net	(0.1)	(0.1)	(0.0)	0.0
Other income, net	(0.0)	0.0	(0.0)	(0.2)

Income (loss) before taxes and minority interest	1.1	(0.1)	(0.5)	0.1
Provision for income taxes	0.0	0.0	0.0	0.0

Income (loss) before minority interest	1.1	(0.1)	(0.5)	0.1
Minority interest	0.0	(0.2)	(0.1)	(0.1)

Net income (loss)	1.1%	0.1%	(0.4)%	0.2%

Comparison of the Results of Operations for the Three Months and Nine Months ended June 30, 2006 and 2005
     NET SALES. Net sales increased $3.0 million, or 3.3%, to $95.6 million in the June 2006 quarter from $92.6 million in the June 2005 quarter. Approximately one third of the sales increase, or $1.1 million, was attributed to software agency commissions that totaled $2.0 million in the June 2006 quarter, with the balance, or $1.9 million, coming from an increase in other product sales. Sequentially, total net sales in the June 2006 quarter increased $24.6 million, or 34.7%, from the results recorded for the March 2006 quarter.
     Product net sales increased $4.4 million, or 5.5%, to $84.8 million in the June 2006 quarter from $80.4 million in the June 2005 quarter. Within product net sales, software agency commissions mentioned above contributed an additional $1.1 million in the June 2006 quarter as compared to the June 2005 quarter.
     Service net sales declined $1.3 million, or 11.1%, to $10.8 million in the June 2006 quarter from $12.1 in the June 2005 quarter primarily due to lower sales of third party maintenance warranty contracts.

     One customer accounted for 10.7% of total net sales in the June 2006 quarter, and 17.1% in the June 2005 quarter. The top twenty-five customers accounted for 61.3% and 68.7%, respectively, of total net sales for the June 2006 and 2005 quarters.
     For the nine months ended June 30, 2006, net sales increased $4.4 million, or 1.8%, to $245.3 million from $240.9 million in the comparable period of the prior year. All of the net sales increase during such nine-month period was attributable to increased product sales. No customers accounted for more than 10% of net sales for the nine months ended June 30, 2006, while one customer accounted for 10.5% of net sales in the prior year’s comparable period.
     GROSS PROFIT. Total gross profit increased $2.4 million, or 26.6%, to $11.5 million in the June 2006 quarter from $9.1 million in the June 2005 quarter. Almost half of the gross profit increase, or $1.1 million, was attributed to software agency commissions that totaled $2.0 million in the June 2006 quarter and are included with product sales. Agency commissions result from revenues received from software publishers for which there are no related direct costs and therefore have a very large impact on gross profits. The remaining $1.3 million increase in gross profits during the June 2006 quarter was approximately equally divided between product and service gross profits. Expressed as a percentage of net sales, gross margin percentages were 12.0% in the June 2006 quarter up from the 9.8% in the June 2005 quarter but less than the 13.0% recorded in the March 2006 quarter.
     Product gross profit increased $1.8 million, or 30.1%, to $7.8 million in the June 2006 quarter from $6.0 million in the June 2005 quarter. Most of the increase was from the $1.1 million increase in software agency commissions mentioned above. On a sequential basis, product gross profit increased $2.9 million in the June 2006 quarter from the $4.9 million recorded in the March 2006 quarter. Product gross profit as a percentage of net sales increased 1.8% in the June 2006 quarter to 9.3% from the 7.5% recorded in the June 2005 quarter.
     Service gross profit increased $0.6 million, or 19.6%, to $3.6 million in the June 2006 quarter from $3.0 million in the June 2005 quarter. Contributing to the increase in service gross profit was the Company’s Variable Interest Entity, Premier BPO, Inc., that is included in the Company’s consolidated financial statements and had a $0.2 million increase in gross profits for the June 2006 quarter. In addition, the increase in service gross margin percentage from 25.1% in the June 2005 quarter to 33.8% in the June 2006 quarter contributed to the overall increase in service gross profit in the most recent quarter as did the introduction of security services from the Company’s acquisitions in January 2006 (see Note 5 to the Financial Statements) that added a segment of business that has an increased gross margin percentage. On a sequential basis, service gross profit declined $0.7 million in the June 2006 quarter from the $4.3 million recorded in the March 2006 quarter.
. For the nine months ended June 30, 2006, gross profit increased $2.3 million, or 8.9%, to $28.2 million from $25.9 million recorded in the comparable prior year period. During the first nine months of fiscal 2006, product gross profits increased $1.1 million, or 7.0%, to $16.8 million, while service gross profits increased $1.3 million, or 11.7%, to $11.5 million as compared to the prior year period. The foregoing increase in product gross profits resulted primarily from software agency commissions whereas the increase in service gross profits was primarily from improved operating margins.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.7 million, or 11.1%, to $7.3 million in the June 2006 quarter, from $6.6 million in the June

2005 quarter. Most of the increase, $0.5 million, resulted from draws of $0.4 million granted newly hired software personnel and personal acquired from recent acquisitions and from the $0.1 increase in commission expense. On a sequential basis, selling and marketing expenses decreased $0.4 million in the June 2006 quarter from the March 2006 quarter. Selling and marketing expenses as a percentage of net sales increased 0.5% to 7.6% in the June 2006 quarter from the 7.1% recorded in the June 2005 quarter.
     For the nine months ended June 30, 2006, selling and marketing expenses increased $2.2 million, or 11.8%, to $21.1 million from $18.9 million in the prior fiscal year period. The increased expenses were due primarily from draws of $0.9 million granted newly hired software personnel and personnel acquired from recent acquisitions and from a $0.4 increase in commission expense as well as other wage related expense. In addition, the Company incurred approximately $0.2 million in establishing a programming service in India that for the SAP enhancement market.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.5 million in the June 2006 quarter, or 21.6%, to $3.2 million from $2.7 million in the June 2005 quarter. The increase in general and administrative expenses can be attributed to an increase in legal expense of $0.4 million, expense of $0.3 million incurred in connection with the Company’s portion of the settlement of the First Union Securities matter (see Note 9 to the Financial Statements) less a reduction in consulting expense of $0.2 million that was incurred in the June 2005 quarter for compliance with the Sarbanes Oxley Act and was not repeated in the June 2006 quarter. When expressed as a percentage of net sales, general and administrative expenses increased 0.5% to 3.4% in the June 2006 quarter from the 2.9% reported in the June 2005 quarter.
     For the nine months ended June 30, 2006, general and administrative expenses increased $1.0 million, or 14.6%, to $8.4 million from $7.4 million in the prior fiscal year period. The net increase, after taking into account the increased legal and settlement expense and decreased consulting expense during the June 2006 quarter mentioned above, amounted to $0.5 million for the nine month period ended June 30, 2006. Of the remaining $0.5 million increase, $0.4 million of such amount resulted from increased depreciation charges from the $1.1 million purchase of computer equipment during the last twelve months. When expressed as a percentage of net sales, general and administrative expenses increased 0.3% to 3.4% in the nine months ended June 30, 2006 from the 3.1% reported in the prior fiscal year period.
     OPERATING INCOME (LOSS). The Company’s operating income was $0.9 million in the June 2006 quarter compared with an operating loss of $0.2 million in the June 2005 quarter. The $1.1 million increase in operating income during the June 2006 quarter was due to an increase in gross profits of $2.4 million less a $1.3 million increase in operating expenses.
     For the nine months ended June 30, 2006, the Company’s operating loss increased $1.0 million to $1.3 million from $0.3 million in the prior fiscal year period. The increase in the operating loss during the foregoing period was due to the increase in operating expenses of $3.3 million partially offset by a $2.3 million increase in gross profits.
     INTEREST (INCOME) EXPENSE, NET. At June 30, 2006, net interest (income) expense was comprised of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	(In Thousands)
	2006	2005	2006	2005
Interest (income)	$(83)	$(60)	$(182)	$(167)
Interest expense (credit)	23	(16)	62	190

	$(60)	$(76)	$(120)	$23

     Interest income results principally from short-term money market investments earned from excess cash holdings. The decline in interest expense for the nine month period ended June 30, 2006 from that of the prior fiscal year period can be attributed to the March 2005 conversion of the Ontario configuration facility from a capital lease to an operating lease which is now accounted for as rental expense in cost of sales (see Note 8 to the Financial Statements).
     PROVISION FOR INCOME TAXES. For the June 2006 quarter and nine months fiscal year-to-date, the Company estimated an income tax expense of $26,000. Taxable income for the nine months ended June 30, 2006 results from certain estimates of loss and other expenses that are not allowable for tax purposes. The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the alternative minimum tax that limits the application of net operating loss carry forwards to 90% of taxable income.
     As of June 30, 2006, the Company had an available federal net operating loss carry forward of approximately $7.2 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns an approximate 31% voting interest in PBPO as of June 30, 2006 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. As a result, certain losses are allocated to the other stockholders of PBPO who collectively own approximately 69% of the voting interests in PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. For the June 2006 quarter, approximately 21.5% of the total PBPO loss of $0.1 million was allocated to the 69% “minority stockholders”. For the June 2005 quarter, approximately 41.7% of the total PBPO loss of $0.4 million was allocated to the 62% “minority shareholders”. Once the “minority interest” “at risk” capital has been absorbed by losses, all remaining losses are allocated to the Company, without regard for the amount of the Company’s capital that is “at risk”.
     For the nine months ended June 30, 2006, approximately 20.7% of the total PBPO loss of $0.6 million was allocated to the 69% “minority shareholders”.
     NET INCOME (LOSS). Net income for the June 2006 quarter increased $0.9 million to $1.0 million from $0.1 million in the June 2005 quarter. The increase in net income for the June 2006 quarter was due to a $1.1 million increase in operating income less reductions in other income and allocation of losses to minority interests of $0.2 million. Expressed as a percentage of net sales, net income increased 1.0% to 1.1% in the June 2006 quarter from 0.1% in the June 2005 quarter.

     For the nine months ended June 30, 2006, the Company had a net loss of $1.0 million compared with net income of $0.5 million in the prior fiscal year period. The $1.5 million decrease in income that resulted in a net loss for the nine months ended June 30, 2006 was due to an increase in operating loss of $1.0 million and a decline in other income and the allocation of losses to minority interests of $0.5 million.
Liquidity and Capital Resources
     During the nine months ended June 30, 2006, operating activities used cash of $5.8 million compared with $14.0 million used in the comparable prior fiscal year period. The $8.2 million improvement from the reduction in the use of cash from operations can be attributed principally to the $3.0 million decrease in accounts receivable and the $3.3 million decrease in inventory balances for the nine months ended June 30, 2006 as compared with the nine months ended June 30, 2005.
     The Company’s net accounts receivable balance at June 30, 2006 and September 30, 2005, was $58.0 million and $40.9 million, respectively. The number of days’ sales outstanding in accounts receivable was 65 days as of June 30, 2006, which was an increase from the 60 days reported in the June 2005 quarter, and from the 45 days as of September 30, 2005. The increase in days’ sales outstanding in accounts receivable resulted from the increase in net sales, as is indicative of the seasonal trend for the June quarters and did not represent deterioration in the ageing of the receivables
     Inventories decreased $2.4 million, from $10.4 million at September 30, 2005 to $8.0 million at June 30, 2006. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.
     Investing activities during the nine months ended June 30, 2006 used cash of $1.2 million, a decrease of $1.2 million from the $2.4 million used in the comparable prior fiscal year period. Most of the decrease was from reduced expenditures for the purchases of property and equipment.
     Financing activities provided cash of $7.7 million during the nine month period ended June 30, 2006, $6.8 million less than the $14.5 million provided in the comparable prior fiscal year period. The principal reason for the reduction of cash by financing activities was from $7.0 million less in net borrowings under the Company’s line of credit during the 2006 period.
     As of June 30, 2006, the Company had approximately $7.6 million in cash and working capital of $15.0 million. The Company has a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from

GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 7 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of June 30, 2006.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of June 30, 2006, approximately $23.9 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $6.1 million after taking into consideration the available collateral and borrowing limitations under the agreements.
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
Obligations and Commitments
     As of June 30, 2006, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$719	$384	$328	$7	$—
Operating lease obligations	$1,775	$1,171	$413	$191	$—
Line of credit	$23,893	$23,893	$—	$—	$—
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
     (b) Changes in internal controls
     There were no changes to internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as updated by the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
     On or about September 18, 2000, a claim for arbitration was submitted by First Union

Securities to the New York Stock Exchange against, among others, the Company and its President and Chief Executive Officer, Attiazaz Din (the “En Pointe defendants”). First Union alleges that the Company and Din violated federal and state securities laws in connection with the promotion and sale of En Pointe stock in the last half of 1999 and the first half of 2000. In August 2006, a settlement was reached with the Company agreeing to pay $325,000 and the Company’s insurance carrier to pay the balance. The full amount of the Company’s obligation under the settlement was accrued in the June 2006 quarter.
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
     In July 2006, an action was brought against the Company, in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.
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
Date: August 14, 2006