Form 10-K
period 2006-09-30
EN POINTE TECHNOLOGIES INC
filed 2006-12-18
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
COMMISSION FILE NUMBER: 000-28052

EN POINTE TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2467002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
2381 ROSECRANS AVENUE, SUITE 325, EL SEGUNDO, CALIFORNIA 90245
(310) 725-5200

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 31, 2006, was approximately $10,835,006.
          The number of outstanding shares of the Registrant’s Common Stock as of December 15, 2006 was 7,149,068
DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF REGISTRANT’S PROXY STATEMENT FOR THE 2007 ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITH THE COMMISSION ON OR BEFORE JANUARY 29, 2007): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2006

PART I
THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: ‘‘ITEM 1. BUSINESS,” “ITEM 1A. RISK FACTORS’’ AND ‘‘ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING ‘‘ANTICIPATES,’’ ‘‘BELIEVES,’’ ‘‘INTENDS,’’ ‘‘ESTIMATES,’’ ‘‘EXPECTS,’’ AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ‘‘ITEM 1A. RISK FACTORS,’’ WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.
References made in this Annual Report on Form 10-K to ‘‘En Pointe Technologies,’’ ‘‘En Pointe,’’the ‘‘Company,’’ “we,” “us,” or “our” refer to En Pointe Technologies, Inc. and its wholly-owned subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,) and, The Xyphen Corporation (dba ContentWare) . En Pointe Technologies and the Building Blocks design are registered trademarks of the Company and are mentioned or referred to in this Annual Report.
ITEM 1. BUSINESS
GENERAL
En Pointe Technologies, Inc. was originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996. We are a national provider of information technology products (hardware and software) and value-added services with a customer base consisting primarily of large and medium sized companies and government entities. We use proprietary and non-proprietary software and systems to drop-ship information technology products to our customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States. This software allows us to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining significant inventory. In addition to seeking efficiencies and growth in our traditional large-enterprise focused core business, we continue to devote resources to the development of our managed and professional services infrastructure. En Pointe is represented in approximately 17 sales and service markets throughout the United States, and maintains a value-added ISO 9001:2000 certified integration operation in Rancho Cucamonga, California.

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
We continue to focus on cost control and strive to maintain a low-cost overhead structure through the automation of many of our management and operating functions. In fiscal 2003, we introduced another low-cost overhead element to our business model by relocating many of our “back-office” functions to service providers in Islamabad, Pakistan. Effective October 1, 2006, we continued our cost control focus by acquiring a 70% ownership interest in our back-office provider of services in Pakistan.

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
Our product sales are conducted principally from both traditional branch offices as well as from virtual offices which are located in approximately 15 metropolitan markets in 11 states. Our service business is offered nationally and is managed and staffed by our in-house technicians using, when necessary, limited engagements of contracted third party service providers. We believe in seeking out new markets wherever there is a business case to support the incurring of additional personnel expense or whenever specific account opportunities arise.
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
The data provided by our customized information system allows our sales representatives to design each customer’s orders according to their particular needs. Product can be delivered directly from suppliers to the customer or processed through our configuration facility located in Rancho Cucamonga, California. We simplify the ordering, staging, and delivery process through supply chain management for any size order. Our configuration facility is located close to our major suppliers’ warehouse locations for convenient same day pick-up of orders. This provides the configuration facility with the flexibility to meet stringent service level agreements and still function economically by limiting inventory to customer ordered product. Once our configuration facility tests and loads systems with predefined customer images, systems are then shipped ready-to-install, saving customers money in downstream deployment costs. Just-in-time configuration is well supported by our information system that identifies which of our suppliers can supply the desired product at the best price when needed from different products offered from multiple suppliers.
A distinct advantage of our business model is the economy achieved by the conservation of working capital through leveraging our virtual inventory model that engages the extensive warehousing, purchasing, distribution, marketing and information-technology functions of our suppliers. Since inception, we have been an innovator in using the drop shipping capabilities of our suppliers whenever product configuration is not required. Drop shipping avoids the costs and risks associated with maintaining inventory, enabling us to quickly adapt our product offerings to changing market demands. As product proliferation has occurred, we believe that our limited inventory position has given us a competitive advantage with respect to price and availability on a broad range of products. We do, however, still maintain and stage inventory for our customers, as necessary, whenever it’s economical and fulfills a business purpose. We believe our business model allows us to have the capacity to increase sales with minimal additional capital investment.
Our value-added services business, by offering certain essential and highly individualized services, principally the optimization and management of customer’s information technology infrastructure, caters to multi-year service contracts, which constitutes the majority of our service business. Our service agreements are designed exclusively for the Windows/Intel/Cisco operating environment, which is the dominant industry platform. Our services include life cycle management which encompasses hardware configuration, customer customization, deployment, install/move/add/change, maintenance, asset management and help desk. Our customer base is broad and encompasses both large national accounts as well as small to medium businesses and governmental agencies. Various service fee arrangements are available from which customers are supported by certified technical engineers that are trained on each customer’s specific requirements. The fee arrangements range from fixed-price in which our personnel are shared to cost-plus for dedicated on-site personnel, or a combination of both, depending on the customer’s needs.
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
Whether customers buy their products from us or others, we can provide them with extensive logistics support. In support of that growing part of our business, during the later half of fiscal 2005, we completed the development of the Logistics Management System, or LMS, software program. The LMS program is integrated with SAP and allows us to more efficiently work with our customers and common carriers. The LMS program’s single system environment has the capability to manage and track logistic activities, providing customers with detailed asset reporting as well as asset life cycle management. The LMS program has the following benefits:
•	overall customer project planning;

•	detailed planning and scheduling of customer assets to be serviced;

•	receipt confirmation of customer assets and subsequent tracking ability;

•	periodic detailed customer asset reporting by serial number; and

•	management of customer life cycle process to include:
•	reconditioning and packaging,

•	redeployment,

•	liquidation, identification of leased assets and compliance with lease terms, and work order history by serial number of each customer asset.

The software licensing business employs highly skilled personnel to provide comprehensive solutions to customers needing software solutions. This specialized group provides value to customers in their presales consulting, monitoring license compliance and managing software publishers’ relationships.
Although we have been for several years an authorized Microsoft Large Account Reseller as well as an authorized agent for many other software publishers, we had not fully developed the operational and system capabilities to expand sales opportunities. In early fiscal year 2005, recognizing that need, we began the process of enhancing the capabilities of SAP and AccessPointeTM to improve upon presales consulting, monitoring license compliance and managing software publishers’ relationships. Upon completion of the software upgrades in June 2005, we now believe that we have a more efficient software selling process that has produced and will continue to produce noticed improvements for our customers’ ordering and maintenance needs. The program provides the following benefits:
•	maintains software agreements for all major software publishers;

•	incorporates a dynamic data model that simplifies reporting processes to allow improved identification of customer trends, sales opportunities, and customer milestones;

•	provides real-time product configuration that reduces time for sales representatives to identify customer requested software products;

•	restricts the data entry to a structured format that ensures adherence to vendor and publisher rules, thereby avoiding the costly retroactive correction of errors in processing;

•	manages software agreements to offer customers the ability to purchase software more efficiently by increasing their awareness of software agreement terms, purchasing history, and needs;

•	identifies software products for compliance with customer software agreements;

•	allows stricter service level agreements to be met by reducing turnaround time for quotes and orders; and

•	manages licensing agreements assuring customers are quoted and sold products in accordance with their existing agreements.
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

To make business transactions with us easy and intuitive, we have created our online Internet-based application AccessPointe™ dedicated toward advancing our e-business by using solutions that provide for integration with each customer’s applications and unique procurement processes. AccessPointe™ provides customers with a complete life cycle procurement solution that helps put customers in control of their organization’s spending practices and standardizes their information technology selections. AccessPointe™ does this by providing customer-based approval workflow as well as allowing customers to encourage or enforce ordering for certain products over others. AccessPointe™ provides the capability for customers to have highly customized views of our product catalog by restricting products they don’t want to order. With AccessPointe™, customers can do real-time searches for all products available from En Pointe’s vendors or, in the case of software inquiries, customers can confine their searches to those software products that apply to their specific software license contracts. Transaction history is also available from AccessPointe™ in customizable reports that can be programmed to generate whenever desired. AccessPointe™ provides confidence that our customers’ transactions will be secure and private, and can integrate with other information technology online marketplaces.
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
MANAGED AND PROFESSIONAL SERVICES
We provide a full range of information technology life-cycle services, including the following:
•	needs assessment,

•	solution design,

•	image development,

•	configuration,

•	deployment and implementation

•	install/move/add/change

•	system refresh and disposal services,

•	post deployment support and training

•	help desk,

•	maintenance, and

•	asset management.
We employ best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. We do our own technical recruiting for these positions, to better control the quality of our staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geographic requirements of our customers. A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business. For the three fiscal years ended in 2006, net sales from services provided 14.5%,14.9% and 15.2%, respectively, of our total net sales. Seven large customers accounted for approximately 57.1% of our total service revenues for the 2006 fiscal year as compared to approximately 48.3% for the 2005 fiscal year.
We have historically focused more on our managed services business than our professional services opportunities because managed services usually involve multi-year desktop and server support contracts for specified periods of time. These engagements typically result in relatively consistent revenue streams that enable us to make strategic long-term investments to expand our service offerings and organizational infrastructure. Professional services, on the other hand, tend to require higher levels of investment without the relative predictability of managed services engagements. Nonetheless, they play a critical role in providing engineering services and skilled resources necessary to fully support the requirements and expectations of a managed service program.
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
Included in our professional service offerings are: desktop and server design; messaging; storage; wireless, broadband and other network support; and security. With system security being of such concern, we require our engineers and consultants to become security certified. We plan that service engagements offered by us will include a security focus that will differentiate our professional services offerings from those of our competitors While we have not invested significantly in this area relative to our managed services, customer demand for these services appears to be increasing and we will respond to opportunities when we can leverage our existing infrastructure or when it complements an existing customer support agreement.
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
PRODUCTS
The majority of our sales are information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability. We currently offer over 300,000 information technology products from hundreds of manufacturers, including International Business Machines Corporation, or IBM, Hewlett-Packard Company, or HP, Dell Computer Corporation, or Dell, Lenovo, Cisco Systems, Inc., Fujitsu Limited, Apple Computer, Inc., 3Com Corporation, Microsoft Corporation, or Microsoft, Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, McAfee, Inc., BEA Systems, Inc., Avaya, Inc., Altiris, Inc.. We are also one of a limited number of Microsoft Certified Large Account Resellers. We have different levels of certifications on many of these product lines. Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies. In fiscal 2006, products manufactured by HP accounted for approximately 22% of our product sales in terms of revenue compared with 24% in the prior fiscal year.
BUSINESS PROCESSING OUTSOURCING
Effective October 1, 2006, we acquired 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited, or OvexUS, and Ovex Pakistan (Private) Limited, or OvexPK. Both companies are engaged in providing business process outsourcing, or BPO, services, with OvexUS serving the U.S. market and OvexPK serving the market in Pakistan. The two Ovex companies collectively employ approximately 790 people, 546 with OvexUS and 244 with OvexPK. Since 2003, OvexUS has provided us with BPO services for our selling and marketing operations. During the quarter ended June 30, 2006, OvexUS also assumed the responsibilities for our accounting and finance outsourcing.
With the addition of the two Ovex companies to our portfolio, we have continued to recognize the growth opportunities present in BPO services and have committed to its future as a viable segment of our business model. The Ovex companies complement our existing investment in Premier BPO, Inc., or PBPO, a privately-held corporation that promotes and sells BPO services to U.S. businesses.

OvexUS has an ongoing business relationship with PBPO by virtue of having been the principal provider of BPO services to PBPO’s U.S. customers. In addition, the 30% owners of the Ovex companies collectively own 16% of the outstanding shares of common stock of PBPO, as well as 50% of the outstanding shares of Series A non-voting convertible preferred stock of PBPO and have a representative on its board of directors. We, in turn, own 31% of the outstanding voting shares of PBPO’s common stock, 50% of the outstanding shares of PBPO’s Series A non-voting convertible preferred stock, have a representative on PBPO’s board of directors and consolidate PBPO in our financial reports as a variable interest entity in accordance with Financial Accounting Standards Board Interpretation No. 46.
PBPO has nine U.S. employees and contracts the services of another 302 workers in Pakistan and India to perform back-office functions for its customers. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted OvexUS workers and, effective September 2005, entered into a five year cost-plus fixed fee service agreement with OvexUS to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO has agreed to provide certain marketing services for OvexUS. The agreements can be terminated with thirty days written notice by PBPO.
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
Dell and Gateway, Inc., or Gateway, initially launched the manufacturer “direct” model and were successful in gaining market share. Other manufacturers (e.g. IBM and HP) have adopted a direct model to actively market products directly to customers. Sometimes this is done through an agent referral program by which independent sales agents receive commissions directly from manufacturers. This has had the effect of reducing the role of distributors and resellers, particularly in the enterprise accounts, which is a large percentage of our traditional target market. In order to compensate for this potential loss of business, some distributors are now also adopting sales agent programs as an alternative means of directly securing product orders to end user customers. The “direct” business model can infringe on some value-added resellers, such as us, by taking a slice of those sales that can be resolved through a single vendor solution.
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
We purchase most of our products from major distributors such as SYNNEX Corporation (“SYNNEX”), Tech Data Corporation (“Tech Data”), and Ingram Micro Inc. (“Ingram Micro”), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell and Microsoft. These are suppliers who have the requisite system strengths and integration capabilities that enable our automated systems to function efficiently. We have successfully implemented our business strategy due in large part to these system synergies and to our close relationships with our suppliers. Equally significant to the success of our supplier relationships has been the volume of business we generate, as this volume has allowed us to negotiate more favorable terms with our suppliers. See ‘‘Item 1A. Risk Factors — We Risk Depending on a Few Distributors and Manufacturers Who Could Compete With Us or Limit Our Access to Their Product Line.”
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
We conduct our business under the trademark and service mark ‘‘En Pointe Technologies’’ as well as our logo, ‘‘AccessPointetm ’’ and other marks. We have been issued registrations for our ‘‘En Pointe Technologies’’ and ‘‘Building Blocks’’ marks in the United States and have pending registrations in Canada, Mexico and the European Community. We do not believe that our operations are dependent upon any of our trademarks or service marks. We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.
SEGMENT INFORMATION
The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2006, 2005 and 2004, we operated in only one segment .
EMPLOYEES
As of September 30, 2006, we employed approximately 479 individuals including approximately 140 sales, marketing and related support personnel, 246 service and support personnel, 43 warehousing, manufacturing, and logistic personnel, 17 information technology personnel and 33 employees in administration and finance. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.
In addition to our U.S. employees, we have contracted with OvexUS in Pakistan to provide back-office support. As of September 30, 2006, OvexUS employed approximately 538 people of which 244 were dedicated to supporting us. Approximately 61 people provided accounting and administrative support while the remaining 183 provided customer support, telemarketing, purchasing, operations, help desk and information technology functions.
As of September 30, 2006, our affiliate, PBPO, employed nine individuals and one leased employee. Additionally, as of such date, PBPO has contracted for workers with OvexUS in Pakistan and with Colwell and Salmon in India that provides a total workforce of 302 workers for back-office support.

ITEM 1A. RISK FACTORS
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
Certain important factors affecting the forward-looking statements made herein include, but are not limited to:
•	declining sales in six of the last seven years;

•	limited availability of alternative credit facilities;

•	low margin business; and

•	concentration of product and service sales in several major customers.
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
THERE ARE RISKS IN CONDUCTING OUR DAILY BUSINESS PLANS AND STRATEGY
For our first six years since inception, we experienced rapid growth in net sales, employees and branch offices. Since fiscal year 1999 we have experienced a contraction in net sales from $668.3 million to $323.7 million in fiscal year 2006, or 52%. The effort to reverse the past contraction of net sales or to supplement the loss of sales with higher margin products or services has and will continue to challenge our management, operational and financial resources. To execute our recovery strategy, we expect to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel. Our ability to manage our recovery effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees. There can be no assurance that we will be successful in such recovery, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.
THERE ARE RISKS OUTSIDE OF OUR CONTROL OF UNFAVORABLE ECONOMIC CONDITIONS THAT COULD NEGATIVELY IMPACT OUR REVENUES AND PROFITS
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
THERE IS A RISK WE COULD LOSE OUR ASSET BASED FINANCING LINE WITHOUT BEING ABLE TO READILY REPLACE IT
Our business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories. In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets. As a result, the amount of credit available to us may be adversely affected by numerous factors beyond our control, such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the information technology industry, interest rate fluctuations and the lending policies of our creditors. Any decrease or material limitation on the amount of capital available to us under our line of credit and other financing arrangements, particularly our interest-free flooring, may limit our ability to fill existing sales orders or expand our sales levels and, therefore, may have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, any significant increases in interest rates could increase the cost of financing if accounts receivables exceed their interest-free flooring period and cause us to incur interest charges, which would have a material adverse effect on our business, financial position, results of operations and cash flows. We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales. Our financing agreement contains various liquidity debt covenants that must be met each quarter. There can be no assurance that we will meet those debt covenants and failure to do so would place us under default and could subject us to loss of our financing. There can be no assurance that such financing will continue to be available to us in the future or available under terms acceptable to us. Our inability to have continuous access to such financing at reasonable costs could materially adversely impact our business, financial position, results of operations and cash flows. As of September 30, 2006, we had outstanding borrowings under our credit facility of $15.7 million out of a total credit facility of $30.0 million.

See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’
OUR LOW MARGINS EXPOSE US TO RISKS FROM MINOR ADVERSITIES
Our overall gross profit percentages for the past three fiscal years ended September 30, 2006 were 12.2%, 10.7%, and 12.3%, respectively, with gross margin from product sales in such fiscal years being 8.3%, 7.5% and 7.4%, respectively. Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to shrink. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products. Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-ups that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.
THERE IS RISK THAT A LARGE CUSTOMER COULD BE LOST WITHOUT BEING ABLE TO FIND A READY REPLACEMENT
For the years ended September 30, 2006 and 2005, no one customer accounted for 10% or more of our total net sales. However, our sales do tend to be concentrated in a relatively few accounts with our top five customers in fiscal year 2006 and 2005 accounting for an aggregate of 27.1% and 31.9%, respectively, of total net sales and our top twenty-five customers representing an aggregate of 59.7% and 63.4%, respectively, of total net sales. In fiscal 2004, one customer, Los Angeles County, accounted for more than 11% of total net sales. For the two fiscal years ended September 30, 2006, our service sales were also highly concentrated with seven large customers accounting for an aggregate of 57.1% and 50.5%, respectively, of total service sales while in fiscal year 2004 six large customers accounted for an aggregate 59.4% of total service sales. Our contracts for the provision of products or services are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.
WITH OUR FAST CHANGING INDUSTRY EVOLUTION WE RISK BEING OUTMODED OR EXCLUDED FROM THE DISTRIBUTION CHANNEL
The personal computer industry is undergoing significant change. In addition, a number of alternative cost-effective channels of distribution have developed in the industry, such as the Internet, computer superstores, consumer electronic and office supply superstores, national direct marketers and mass merchants. Computer resellers are consolidating operations and acquiring or merging with other resellers and/or direct marketers to achieve economies of scale and increased efficiency. The current industry reconfiguration and the trend towards consolidation could cause the industry to become even more competitive, further increase pricing pressures and make it more difficult for us to maintain our operating margins or to increase or maintain the same level of net sales or gross profit. Declining prices, resulting in part from technological changes, may require us to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for us to continue to increase our net sales and earnings growth. In addition, growth in the personal computer market has slowed. If the growth rate of the personal computer market were to further decrease, our business, financial condition and operating results could be adversely affected.
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
Many of these companies compete principally on the basis of price and may have lower costs than us, which allow them to offer the same products and services at lower prices. Many of our competitors are larger, have substantially greater financial, technical, marketing and other resources and offer a broader range of value-added services than we do. We compete with, among others, CompuCom Systems, Inc., Dell, Gateway, Pomeroy IT Solutions, Inc., CDW Corporation, IBM, HP, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., Zones, Inc., PC Connection, Inc., and certain distributors. We expect to face additional competition from new market entrants in the future.

Competitive factors include price, service and support, the variety of products and value-added services offered, and marketing and sales capabilities. While we believe that we compete successfully with respect to most, if not all of these factors, there can be no assurance that we will continue to do so in the future. The information technology industry has come to be characterized by aggressive price-cutting and we expect pricing pressures will continue in the foreseeable future. In addition, the information technology products industry is characterized by abrupt changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. We will need to continue to provide competitive prices, superior product selection and quick delivery response time in addition to developing a core competency in performing value-added services in order to remain competitive. If we were to fail to compete favorably with respect to any of these factors, our business, financial position, results of operations and cash flows would be materially and adversely affected. See ‘‘Business—Competition.’’
WE RISK DEPENDING ON A FEW DISTRIBUTORS AND MANUFACTURERS WHO COULD COMPETE WITH US OR LIMIT OUR ACCESS TO THEIR PRODUCT LINE
A key element of our past success and future business strategy involves the maintaining of alliances with certain key suppliers of information technology products and services, including, Tech Data, Microsoft, Ingram Micro, Synnex, and Dell. These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from those five suppliers, accounted for 67% of our aggregate purchases in fiscal 2006 and 76% in fiscal 2005. Certain suppliers provide us with substantial incentives in the form of allowances passed through from manufacturers, discounts, credits and cooperative advertising, which incentives directly affect our operating income. There can be no assurance that we will continue to receive such incentives in the future and any reduction in the amount of these incentives could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, we compete with certain suppliers for many of the same customers. Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them. Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us. The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows. See ‘‘Business—Getting Product to the Customer.’’
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
WE RISK FAILURE TO INTEGRATE ACQUISITIONS AND/OR INVESTMENTS INTO OUR BUSINESS THAT COULD CAUSE FUTURE LOSSES
One element of our growth strategy may include expanding our business through strategic acquisitions and investments in complementary businesses. In October 2006, we acquired 70% of the capital stock of two privately owned Pakistani companies, OvexUS and OvexPK for a total consideration of $1,680,000. Both companies are engaged in providing business process outsourcing services, with OvexUS serving the U.S. market and OvexPK serving the market in Pakistan and will be consolidated with our operating results in the future.
In addition, through September 30, 2006, we have invested an aggregate of $1,359,000 for approximately 31% of the outstanding voting shares and 50% of the outstanding shares of Series A non-voting convertible preferred stock of PBPO, a privately-held corporation that promotes and sells BPO services to U.S. businesses. Because PBPO is considered a Variable Interest Entity under FIN 46, we are required to consolidate our interest in PBPO. There can be no assurance that we will be able provide any future funding required to sustain our investment in PBPO and that we will be able to absorb any related losses until PBPO becomes profitable, if at all.
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
Acquisition and investments could also conflict with restrictions in our agreements with existing or future lenders, distributors or manufacturers. We are unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated. Failure to successfully manage potential acquisitions or investments in complementary businesses, or failure of any of our investments that are subject to consolidation, could have a material adverse effect on our business, financial position, results of operations and cash flows.
WE RISK BUSINESS INTERRUPTION FROM OUR DEPENDENCE ON CENTRALIZED OPERATIONS
We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, a substantial disruption of our day-to-day operations could have a material adverse effect upon our business, financial position, results of operations and cash flows. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which are primarily based in El Segundo and Rancho Cucamonga, California. Repairs, replacement, relocation or a substantial interruption in these systems or in our telephone or data communications systems, servers or power could have a material adverse effect on our business, financial position, results of operations and cash flows. Although we have business interruption insurance, an uninsurable loss could have a material adverse effect on our business, financial position, results of operations and cash flows. Our current use of a single configuration facility in Rancho Cucamonga, California also makes us more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed sites. Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on our business, financial position, results of operations and cash flows.
WITH THE 36% CONCENTRATION OF OWNERSHIP OF OUR STOCK HELD BY A SMALL GROUP OF DIRECTORS, OFFICERS, FAMILY MEMBERS AND AN OUTSIDE PRINCIPAL STOCKHOLDER THERE ARE RISKS THEY CAN EXERT SIGNIFICANCE INFLUENCE OVER CORPORATE MATTERS
The directors, executive officers, family members and an outside principal stockholders of En Pointe and their affiliates beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of September 30, 2006. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.

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
As has occurred in the past it is possible that in future periods, our operating results may be below the expectations of public market analysts and investors. In such event, the market price of our common stock would likely be materially adversely affected. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’
OUR STOCK TENDS TO BE VOLATILE WITH LARGE PERCENTAGE PRICE MOVES WHICH CAN EXPOSE INVESTORS TO UNANTICIPATED LOSSES
Factors such as the announcement of acquisitions by us or our competitors, quarter-to-quarter variations in our operating results, changes in earnings estimates by analysts, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of our common stock. Moreover, trading volumes in our common stock has been low historically and could exacerbate price fluctuations in the common stock. Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of our common stock. See ‘‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.’’

IF OUR INTERNAL CONTROLS PROVE TO BE INEFFECTIVE THAT COULD NEGATIVELY IMPACT INVESTORS AND CAUSE OUR STOCK PRICE TO DROP
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

OUR RECENT 70% ACQUISITION OF TWO PAKISTANI CORPORATIONS EXPOSES US TO FOREIGN OPERATIONAL RISKS
With our recent acquisition of stock in two Pakistani corporations, we are exposed to adverse fluctuations in foreign currency exchange rates, limitations on asset transfers, changes in foreign regulations and political turmoil, all of which could adversely affect our operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
During June 2006, we moved from our former headquarters at 100 N. Sepulveda Boulevard in El Segundo, California, where we leased approximately 24,000 square feet of office space to 2381 Rosecrans Avenue in El Segundo, California where we are subleasing approximately 13,000 square feet of office space. The sublease is for approximately two and a half years, ending on January 31, 2009.
During October 2006, we also moved from our 126,000 square foot leased facility in Ontario, California, which was used for configuration, maintenance services, and storage for customer products to a 95,090 square foot subleased facility in Rancho Cucamonga, California. The sublease is for approximately two and a half years, ending on February 15, 2009.
Currently we operate from branch offices in the following cities:
•	Atlanta, Georgia

•	Austin, Texas

•	Boulder, Colorado

•	Chicago, Illinois

•	Draper, Utah

•	Huntington Beach, California

•	San Francisco, California

•	Walpole, Massachusetts
Our affiliate, PBPO, has its main offices in Clarksville, Tennessee.
Management believes our headquarters, sales offices and configuration facility are adequate to support our current level of operations.
ITEM 3. LEGAL PROCEEDINGS
In January 2006, an action was brought against us in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation. The suit alleges among other things that we engaged in misappropriation of trade secrets, conversion of misappropriated confidential information, and statutory unfair competition from misappropriated confidential information. This action is in its initial stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation. We have denied any wrongdoing and intend to vigorously defend the allegations.
In February 2006, an action was brought against us, Software Medium, Inc. (“SMI”), Veridyn, LLC (“Veridyn”), Consesusone, LLC, and certain individual officers, directors and shareholders of SMI and Veridyn in the San Diego County Superior Court, Case No. GIC859375, by Websense, Inc. The plaintiff, a former supplier to SMI and holder of a secured promissory note with an unpaid balance of $0.5 million, alleges that our acquisition of the assets of SMI and Veridyn via an asset purchase agreement constitutes a fraudulent transfer of assets and that we are liable for the debts of SMI and Veridyn as a successor. We dispute the allegations and believe that we complied with all applicable laws relating to the asset purchase transaction. Although this action has been set for trial under applicable assigned-judge rules, the action is in a preliminary stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.
In July 2006, an action was brought against us in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by us in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached its contract. We dispute the allegations and believe that any property loss liability under the lease provisions would be limited to the $75,000 that has been accrued. This action is in its initial stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, we are unable to currently estimate the loss, if any, beyond what has been accrued.
There are various other claims and litigation proceedings in which we are involved in the ordinary course of business. We accrue for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of the foregoing and other claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to us or have a material adverse affect on our business, financial position and results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol ‘‘ENPT.’’ The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Capital Market.

	HIGH	LOW
Fiscal 2005
First quarter	$3.490	$1.710
Second quarter	4.000	2.550
Third quarter	3.500	2.500
Fourth quarter	3.430	2.520
Fiscal 2006
First quarter	$3.100	$2.020
Second quarter	2.700	1.990
Third quarter	2.450	1.340
Fourth quarter	3.080	1.380
Fiscal 2007
First quarter (through 12/15/06)	$7.470	$2.280
On December 15, 2006, the closing sale price for our common stock on the NASDAQ Capital Market was $4.45 per share. As of December 15, 2006, there were 61 stockholders of record of our common stock.
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
During the quarter ended September 30, 2006, we did not repurchase any of our securities.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data as of and for the years ended September 30, 2006, 2005, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Statement of Operations Data:
Net sales	$323,733	$328,332	$279,234	$289,811	$257,043
Cost of sales	284,083	293,274	244,758	253,771	229,505

Gross profit	39,650	35,058	34,476	36,040	27,538
Operating expenses:
Selling and marketing expenses	28,337	25,792	22,930	27,556	23,631
General and administrative expenses	11,098	10,143	10,048	9,998	10,783
Charges (income)	—	—	—	393	(918)

Operating income (loss)	215	(877)	1,499	(1,907)	(5,958)
Interest (income) expense	(181)	(6)	749	871	686
Other income, net	(36)	(644)	(646)	(238)	(364)

Income (loss) before taxes, minority interest and income (loss) from affiliates	432	(227)	1,396	(2,540)	(6,280)
Provision (benefit) for income taxes	42	21	131	—	(2,182)

Income (loss) before minority interest and income from affiliates	390	(248)	1,265	(2,540)	(4,098)
Minority interests in affiliate losses	121	393	136	—	—
Income from affiliates	—	—	—	143	674

Net income (loss)	$511	$145	$1,401	$(2,397)	$(3,424)

Net income (loss) per share:
Basic	$.07	$.02	$.21	$(.36)	$(.51)

Diluted	$.07	$.02	$.20	$(.36)	$(.51)

Weighted average shares and share equivalents outstanding (1):
Basic	7,006	6,866	6,737	6,720	6,666

Diluted	7,125	7,103	6,854	6,720	6,666

	As of September 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$16,497	$16,064	$17,878	$14,732	$16,846
Total assets	$66,238	$62,896	$61,432	$51,655	$52,200
Borrowings under lines of credit and flooring	$15,673	$16,824	$18,309	$11,326	$12,421
Long term liabilities	$238	$584	$5,628	$5,391	$5,433
Stockholders’ equity	$19,011	$18,451	$17,978	$16,426	$18,823
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements presented in this Form 10-K.

EXECUTIVE OVERVIEW
We began operations in March of 1993 as a reseller of information technology products. In fiscal year 1999, value-added services were added to our customer offerings. Value-added services represented 14.5% and 14.9% of our net sales in fiscal years 2006 and 2005, respectively. The gross profit margins on the value-added services that we currently offer are significantly higher than the gross profit margins on our information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that offset a portion of the increased margin.
In our initial operating years from fiscal 1994 to fiscal 1999, with the aid of a robust economy and an information technology market that accommodated our business model, our net sales increased at a compound annual growth rate of 35.1%. Seasonal trends were never prominent in our business, although March quarters were historically regarded as one of the least promising quarters.
In fiscal 2000 we experienced our first annual net sales decline of 26%, or $173.8 million, from net sales in fiscal 1999 due to a softer information technology market and difficulties in transitioning to a new enterprise resource planning business system. That declining trend has continued through fiscal year 2006 with a total contraction in net sales of $344.6 million from fiscal year 1999, or 52%.
While net sales decreased $4.6 million, or 1.4%, in fiscal year 2006 from fiscal year 2005, gross profits compensated for the loss in net sales by increasing $4.6 million, or 13.1%, due principally to increased service gross profits. Operating expenses, chiefly selling and marketing, increased a total of $3.5 million, leaving operating income of $0.2 million in fiscal year 2006. Other income, principally interest income, and the allocation of losses to the PBPO outside shareholders of $0.3 million, provided the majority of the net income for the 2006 fiscal year.
Because our business model involves the resale of information technology products held in inventory by certain distributors, we do not maintain significant amounts of inventory on hand for resale. We typically do not place an order for product purchases from distributors until we have received a customer purchase order. Inventory is then drop-shipped by the distributor to either the customer or shipped to our configuration center in Rancho Cucamonga, California. The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of our product net sales in any quarter result from orders received in that quarter. Although we maintain a relatively small amount of inventory in stock for resale, most of our inventory represents either merchandise being configured for customers’ orders or products purchased from distributors and shipped, but not yet received and accepted by our customers.
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
Under our shipping terms, title and risk of loss to merchandise shipped does not pass to customers until delivery takes place which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in our inventory.
The majority of our sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. However, software maintenance contracts, software agency fees, and extended warranties that we sell in which we are not the primary obligor, are recorded on a net basis in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized as net sales.
We have adopted the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9) in recognizing revenue from software transactions. Revenue from software license sales is recognized when persuasive evidence of an arrangement exists, delivery of the product has been made, and a fixed fee and collectibility has been determined. Revenue from customer maintenance support agreements is reported on a net basis and recognized at the time of the sale.

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
Product returns. We provide an allowance for sales returns, which is based on historical experience. In general, we follow a strict policy of duplicating the terms of our vendor or manufacturers’ product return policies. However, in certain cases we must deviate from this policy in order to satisfy the requirements of certain sales contracts and/or to satisfy or maintain customer relations. To establish a reserve for returns, outstanding Return Merchandise Authorizations, or RMAs, are reviewed. Those RMAs issued for which the related product has not been returned by the customer are considered future sale reversals and are fully reserved. In addition, an estimate, based on historical return patterns, is provided for probable future RMAs that relate to past sales. Generally, customers return goods to our configuration facility in Rancho Cucamonga, California, where they are processed to return to the vendor.
Vendor returns. After product has been returned to vendors under authenticated RMAs, we review such outstanding receivables from our vendors and establish a reserve on product that will not qualify for refund based on a review of specific vendor receivables.
Rebates and Cooperative Marketing Incentives. We receive incentives from suppliers related to product and volume rebates and cooperative marketing development funds. These incentives are generally under monthly, quarterly, or annual agreements with the suppliers; however, some of these incentives are product driven or are provided to support specific programs established by the supplier. Suppliers generally require that we use their cooperative marketing development funds exclusively for advertising or other marketing programs. As marketing expenses are recognized, these restricted cooperative marketing development funds are recorded as a reduction of the related marketing expense with any excess funding that can not be identified with a specific vendor program reducing cost of goods sold.

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
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2006	2005	2004
Net sales:
Product	85.5%	85.1%	84.8%
Services	14.5	14.9	15.2

Total net sales	100.0	100.0	100.0
Gross profit:
Product	7.1	6.3	6.3
Services	5.1	4.3	6.1

Total gross profit	12.2	10.7	12.3
Selling and marketing expenses	8.8	7.9	8.2
General and administrative expenses	3.4	3.1	3.6

Operating income (loss)	0.0	(.2)	0.5
Interest (income) expense, net	(.1)	0.0	0.2
Other income, net	0.0	(0.1)	(0.2)

Income (loss) before taxes and minority interest	0.1	(0.1)	0.5
Provision for income taxes	0.0	0.0	0.0

Income (loss) before minority interest	0.1	(0.1)	0.5
Minority interest in affiliate loss	0.1	0.1	0.0

Net income	0.2%	0.0%	0.5%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2006 AND 2005
NET SALES. Net sales decreased $4.6 million, or 1.4%, to $323.7 million in fiscal year 2006 from $328.3 million in fiscal year 2005. Moderating the net sales decrease was the business of Software Medium, Inc., that we acquired in January 2006 and that contributed $3.9 million in net sales for fiscal year 2006 and PBPO, our variable interest entity affiliate, whose sales increased $1.7 million. No one customer accounted for 10% or more of total net sales in fiscal year 2006 or 2005. However, sales do tend to be concentrated in a relatively few accounts as evidenced in fiscal years 2006 and 2005 when our top five customers made up 27.1% and 31.9%, respectively, of total net sales and our top twenty-five customers contributed 59.7% and 63.4%, respectively, of total net sales.

On a quarterly seasonal basis, our June quarter, helped by software agency commissions of $1.1 million, was the strongest net sales quarter of the fiscal year for the third consecutive year with the June 2006 fiscal quarter coming in at $95.6 million compared with $92.6 million in prior fiscal year period. On the other hand, the March quarter of fiscal 2006 continued to be the weakest net sales quarter of the fiscal year for the third consecutive year.
Product sales in fiscal year 2006 decreased $2.6 million, or 0.9%, to $276.7 million from $279.3 million reported in fiscal year 2005, reflecting a decline in overall net sales from a few of our major customers. Service revenues in fiscal year 2006 decreased year-over-year $2.0 million, a lesser decline than reported in product sales, but at a higher rate of 4.1%, to $47.0 million from the $49.0 million reported in the prior fiscal year.
GROSS PROFIT. Gross profits increased $4.6 million, or 13.1%, to $39.7 million in fiscal year 2006 from $35.1 million for fiscal year 2005. Services contributed $2.5 million of the gross profits increase, with products responsible for remaining $2.1 million. With declining net sales, the increase in gross profits came solely from improvements in gross margin percentages which improved for both product and services to a combined 12.2% from 10.7% in fiscal year 2005. Product gross margin percentages improved by 0.9% to 8.3% in fiscal year 2006 while service improved by 6.4% to 35.5%.
Most of the $2.1 million increase in product gross profits came from agency commission fees of $1.8 million which in turn originated primarily from increased Microsoft software commission fees. The service gross profits increase of $2.5 million was from a combination of factors, however. PBPO, our consolidated affiliate, contributed $0.8 million of the increase in service gross profits for fiscal year 2006 over fiscal year 2005. Two large logistic and asset management customers contributed the majority of the remaining $1.7 million increase in service gross profits. These were high volume projects in which processing costs were successfully contained. Other factors explaining the increase include the reaching of certain contractual milestones with our municipal service contracts that allowed us to recognize higher service margins as well as our acquisition in January 2006 of a security services business that traditionally earns above average gross profit margins.
SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $2.5 million, or 9.9%, to $28.3 million in fiscal year 2006, from $25.8 million in fiscal year 2005. The $2.5 million increase is inclusive of a decrease in PBPO’s selling and marketing expenses of $0.3 million. Excluding the decrease in PBPO’s selling and marketing expense, our core selling and marketing expenses increased by $2.8 million. The increase in selling and marketing expenses in fiscal year 2006 resulted primarily from $2.7 million of wage related expenses consisting of $1.4 million in commissions, mainly from increased software sales and draws, $0.9 million in wages, and $0.4 million in employee benefits and reimbursements.
We also experienced a $0.8 million increase in our business process outsourcing expenses from increased use of employees offshore and from costs related to software programming in India.

However, those costs were largely offset by $0.9 million from increased co-op funds and from a favorable settlement of disputed balances with creditors.
When selling and marketing expenses are expressed as a percentage of net sales, there was an increase of 0.9% to 8.8% in fiscal year 2006 from 7.9% in fiscal year 2005.
GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, or G&A, increased $1.0 million, or 9.4%, to $11.1 million in fiscal year 2006 from $10.1 in fiscal year 2005. The increase in G&A was principally the result of higher legal expenses of $0.7 million due to the three legal suits that we defended and to $0.3 million in the settlement of the First Union securities matter dating back to 2000.
When G&A expenses are expressed as a percentage of net sales, there was an increase of 0.3% to 3.4% in fiscal year 2006 from 3.1% in fiscal year 2005.
OPERATING INCOME (LOSS). Operating income of $0.2 million was realized in fiscal year 2006 compared with $0.9 million of operating loss in the prior fiscal year. The increase of $1.1 million in operating income can be attributed to the increase in gross profit of $4.6 million less the $3.5 million increase in operating expenses during fiscal year 2006 as discussed above.
INTEREST (INCOME) EXPENSE, NET. Interest income of $0.2 million in fiscal year 2006 is net of interest expense of $0.1 million. Interest income resulted from our short term cash investments while most of interest expense in fiscal year 2006 was related to capitalized leases for computer equipment acquired. The interest expense in fiscal year 2006 from our lending facility with GE Commercial Distribution Finance Corporation was approximately $14,000 which is customarily low or non-existent due to our interest-free borrowing periods allowed under the financing.
Net interest income increased $0.2 million in fiscal year 2006 compared with the prior fiscal year. Most of the increase can be attributed to the inclusion in fiscal year 2005 of $0.2 million of interest expense related to the Ontario configuration facility that was not present in the fiscal year 2006 due to the Ontario lease converting from a financing lease to an operating lease in which rent expense replaces interest expense as a major expense item.
OTHER INCOME. Other income decreased $0.6 million in fiscal year 2006 from that of fiscal year 2005. The decrease in other income was due to the inclusion in fiscal year 2005 of insurance recovery from prior year losses and rental income which did not repeat in fiscal year 2006.
PROVISION FOR INCOME TAXES. We provided a $42,000 tax provision for fiscal year 2006, an increase of $21,000 from that provided in the prior fiscal year. While we are not subject to the regular 34% corporate federal income tax rates because of the tax benefit derived from our past net operating losses, or NOLs, that can be carried forward, we are nevertheless subject to the federal alternative minimum tax. The alternative minimum tax limits NOL carryforwards that can be applied in any one year to 90% of the current year’s taxable income and imposes a 20% tax on the remaining 10% of taxable income.

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
As of September 30, 2006 we had $6.9 million of NOL carry-forwards for which a 100% valuation allowance has been provided. The NOL carry-forwards are scheduled to expire at various dates through fiscal year 2023. Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry-forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three year testing period. Of the $6.9 million NOL carry-forwards, $4.7 million will be considered an adjustment to additional paid-in capital and will not benefit future earnings, since those losses were attributable to the exercise of employee stock options, which had been recognized as expense for tax purposes but not for financial statement purposes.
MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. We own an approximate 31% voting interest in PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements. As a result, we allocate certain losses to the other stockholders of PBPO who collectively own approximately 69% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners. Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.
NET INCOME. Net income increased $0.4 million to $0.5 million in fiscal year 2006 from $0.1 million in fiscal year 2005. The principal reason for the $0.4 million increase in net income was from the $1.1 million increase in operating income less $0.7 million of reductions in non-operating income, principally other income and income from recognizing the minority interest in our affiliate’s loss.
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
OPERATING INCOME (LOSS). An operating loss of $0.9 million was realized in fiscal year 2005 compared with $1.5 million of operating income in the prior fiscal year. The decline of $2.4 million in operating income can be attributed to the disproportionally large increase in selling and marketing expenses of $2.9 million during fiscal year 2005 discussed above that exceeded the $0.6 million increase in gross profits during such period. The operating loss expressed as a percentage of net sales was 0.2% in fiscal year 2005 compared with an operating income percentage of 0.5% in fiscal year 2004.
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
NET INCOME. Net income decreased $1.3 million to $0.1 million in fiscal year 2005 from $1.4 million in fiscal year 2004. The principal reason for the $1.3 million decline in net income was our $2.4 million decline in operating income that was offset, in part, by $1.0 million of non-operating income, principally other income and income from recognizing the minority interest in our affiliate’s loss. As a percentage of net sales, net income was 0.0% in fiscal year 2005, as compared with 0.5% in fiscal year 2004.
LIQUIDITY AND CAPITAL RESOURCES
During fiscal 2006, our operating activities provided cash totaling $5.5 million, $10.9 million more than the $5.4 million used in the prior fiscal year. The lead contributor to the $5.5 million net increase in cash from operating activities was a $6.0 million decrease in inventory.
Our accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2006 and 2005, was $46.4 million and $40.9 million, respectively. The $5.5 million increase in accounts receivable was from two factors. One was an increase in sales financed through leasing companies that, as a matter of practice, withhold payment on partial shipments of product until all merchandise ordered has been shipped. The other factor for the increase in accounts receivable was due to certain slow paying governmental accounts. These same factors were responsible for the increase in the number of days’ sales outstanding in accounts receivable to 52 days from 45 days, as of September 30, 2006 and 2005, respectively.

Inventory, net of allowance, decreased $6.2 million in fiscal year 2006 from the prior fiscal year. The decrease resulted primarily from two factors, less inventory in transit at fiscal year end and less inventory purchased for configuration for specific customers’ orders.
Trade accounts payable increased $0.7 million, while net borrowings under our credit line used primarily for the purchase of product decreased $1.2 million. The net decrease of $1.9 million in trade accounts payable and borrowings under our line of credit reflects, in part, a decline in build-ups of inventory for customer configuration as well as other decreased trade related expenses.
Investing activities used cash totaling $1.5 million for fiscal 2006, a decrease of $1.3 million from the prior fiscal year. The decline resulted from purchasing $1.1 million less equipment, chiefly computer related equipment, in fiscal year 2006 over fiscal 2005, as well as the reduction in acquisition costs in fiscal year 2006 by $0.3 million over acquisition costs recorded in fiscal 2005.
Financing activities used net cash totaling $0.7 million in fiscal 2006, $0.3 million less than the $1.0 million of net cash that was used in fiscal 2005. Most of the decrease in cash used in fiscal 2006 was from reduced net repayments of borrowings under our line of credit and contributions of additional capital by outside stockholders in PBPO.
As of September 30, 2006, we had approximately $10.2 million in cash and working capital of $16.5 million. To improve our financing flexibility and reduce costs, in June 2004 we closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation, or GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days prior written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, we may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%. In addition, we may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. A substantial portion of such purchases from GE approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants, including, without limitation, that EBITDA be sufficient to cover a multiple of 1.25 times interest expense for a rolling twelve month period ending on the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of September 30, 2006.
The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets. As of September 30, 2006, approximately $15.7 million in borrowings were outstanding under our $30.0 million financing facility. At September 30, 2006, we had additional borrowings available of approximately $14.3 million after taking into consideration the borrowing limitations under the agreements.

After having recorded modest earnings in the last three fiscal years of $2.1 million, we have begun a reversal of the $36.4 million in losses that we accumulated in fiscal years 1999 through 2003. To accomplish that, in the second quarter of fiscal year 2002, our President and CEO replaced key executives and resumed his role as our President with day-to-day responsibilities. He refocused our sales strategy to a more aggressive face-to-face style, encouraged selling of higher margin managed services, and enhanced our sales opportunities by qualifying us as a “minority-owned” business. We evaluated smaller competitors that could be accretive to our earnings as potential acquisition candidates. To return us to the low cost operational overhead model under which we had previously succeeded, we contracted with off-shore firms to provide back-office operational and accounting related services at rates substantially discounted to those available in the U.S.
Management believes its turn around plans will continue to be successful in improving our sales and profitability. However, if we are unable to maintain compliance with our loan covenants and if such noncompliance is not waived by GE, the working capital line of credit could be revoked prior to its expiration date. In such eventuality, we believe that we have sufficient working capital to enable us to continue to operate through at least September 30, 2007. However, we would be required to significantly scale down our business plans if we were unable to obtain alternative sources of financing.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.
In September 2006, the FASB issued FAS 157 (SFAS 157), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.
In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.
In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement 133, and amend Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R was for annual periods beginning after June 15, 2005. After assessing the potential negative impact of the provisions of SFAS No. 123R on the consolidated financial statements in fiscal year 2006, it was decided to minimize exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, all outstanding unvested options were accelerated so as to be fully vested as of such date (see Note 9 to the Consolidated Financial Statements).
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
OBLIGATIONS AND COMMITMENTS
As of September 30, 2006, we had the following obligations and commitments to make future payments, contracts, contractual obligations and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital leases	$621	$377	$244	$—	$—
Operating leases	$2,158	$1,128	$774	$256	$—
Line of credit	$15,673	$15,673	$—	$—	$—

Impact of Inflation
We do not believe that inflation has had or will have a material effect on our net sales or results of operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d -15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and have concluded that there was no change during the fourth quarter of our 2006 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not Applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There is hereby incorporated by reference the information appearing under the captions ''DIRECTORS,’’ “EXECUTIVE OFFICERS,” “AUDIT COMMITTEE,” “AUDIT COMMITTEE FINANCIAL EXPERTS” and ''SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE’’ from our definitive proxy statement for the 2007 Annual Meeting of the Stockholders to be filed with the Commission on or before January 29, 2007.
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
ITEM 11. EXECUTIVE COMPENSATION
There is hereby incorporated by reference information appearing under the captions ''EXECUTIVE COMPENSATION,’’ “DIRECTORS’ COMPENSATION,” and “Compensation Committee Interlocks and Insider Participation” from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission on or before January 29, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information appearing under the caption ''Security Ownership of Certain Beneficial Owners and Management’’ from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission on or before January 29, 2007.
Equity Compensation Plan Information
The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of September 30, 2006. Our sole stockholder approved equity compensation plan is the 1996 Stock Incentive Plan. The Employee Stock Purchase Plan was also approved by our stockholders, and is listed separately below. We do not have any non-stockholder approved equity compensation plans.

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon exercise	Weighted-average	compensation plans as of
	of outstanding options,	exercise price of	September 30, 2006
	warrants and rights as	outstanding options,	(excluding securities
	of September 30, 2006	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	1,400,448	$3.45	424,245
Employee Stock Purchase Plan	N/A	N/A	350,007
Equity compensation plans not approved by security holders	—	—	—

Total	1,400,448	$3.45	774,252

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
There is hereby incorporated by reference the information appearing under the caption ''Certain Transactions’’ from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission on or before January 29, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information appearing under the captions ''PRINCIPAL ACCOUNTANT FEES AND SERVICES” and “POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS” from our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission on or before January 29, 2007.
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

En Pointe Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
En Pointe Technologies, Inc.
El Segundo, California
We have audited the accompanying consolidated balance sheet of En Pointe Technologies, Inc. as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006. In connection with our audit of the consolidated financial statements, we have also audited Schedule II (Valuation and qualifying accounts). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. as of September 30, 2006, and the results of its operations and its cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
November 28, 2006

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
/s/ BDO SEIDMAN, LLP
Los Angeles, California
December 23, 2005

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
En Pointe Technologies, Inc.
In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2004 present fairly, in all material respects, the consolidated results of operations and cash flows of En Pointe Technologies, Inc. and its subsidiaries for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
December 27, 2004

En Pointe Technologies, Inc.
Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	September 30,
	2006	2005
ASSETS:
Current assets:
Cash	$10,240	$6,903
Restricted cash	74	72
Accounts receivable, net of allowance for returns and doubtful accounts of $1,110 and $822, respectively	46,417	40,916
Inventories, net of allowances of $523 and $374, respectively	4,201	10,367
Prepaid expenses and other current assets	1,067	764

Total current assets	61,999	59,022

Property and equipment, net of accumulated depreciation and amortization	2,765	3,070

Other assets	1,474	804

Total assets	$66,238	$62,896

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$19,105	$18,444
Borrowings under line of credit	15,673	16,824
Accrued employee compensation and benefits	3,684	3,409
Other accrued liabilities	2,112	935
Deferred income	368	908
Accrued taxes and other liabilities	4,560	2,438

Total current liabilities	45,502	42,958
Long term liabilities	238	584

Total liabilities	45,740	43,542

Minority interest	1,487	903

Commitments and contingencies (Notes 7 and 12)

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—40,000,000; with 7,030,506 and 6,973,472 shares issued	7	7
Additional paid-in capital	41,767	41,718
Treasury stock, at cost; 702 shares in 2006 and 2005	(1)	(1)
Accumulated deficit	(22,762)	(23,273)

Total stockholders’ equity	19,011	18,451

Total liabilities and stockholders’ equity	$66,238	$62,896

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Operations
(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2006	2005	2004
Net sales
Product	$276,736	$279,325	$236,707
Service	46,997	49,007	42,527

Total net sales	323,733	328,332	279,234

Cost of sales
Product	253,765	258,516	219,125
Service	30,318	34,758	25,633

Total cost of sales	284,083	293,274	244,758

Gross profit
Product	22,971	20,809	17,582
Service	16,679	14,249	16,894

Total gross profit	39,650	35,058	34,476

Selling and marketing expenses	28,337	25,792	22,930
General and administrative expenses	11,098	10,143	10,047

Operating income (loss)	215	(877)	1,499
Interest (income) expense, net	(181)	(6)	749
Other income, net	(36)	(644)	(646)

Income (loss) before income taxes and minority interest	432	(227)	1,396
Provision for income taxes	42	21	131

Income (loss) before minority interest	390	(248)	1,265
Minority interest in affilate loss	121	393	136

Net income	$511	$145	$1,401

Net income per share:
Basic	$.07	$.02	$.21

Diluted	$.07	$.02	$.20

Weighted average shares and share equivalents outstanding:
Basic	7,006	6,866	6,737

Diluted	7,125	7,103	6,854

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

			Additional
	Common Stock		Paid-In	Treasury	(Accumulated
	Shares	Amount	Capital	Stock	Deficit)	Total
Balance at September 30, 2003	6,721	$7	$41,241	$(4)	$(24,818)	$16,426
Issuance of common stock under stock option plan	93	—	149			149
Treasury stock issued under stock plans				3	(1)	2
Net income					1,401	1,401

Balance at September 30, 2004	6,814	$7	$41,390	$(1)	$(23,418)	$17,978
Issuance of common stock under stock option plan	159		260			260
Deferred compensation related to acceleration of stock options			68			68
Net income					145	145

Balance at September 30, 2005	6,973	$7	$41,718	$(1)	$(23,273)	$18,451
Issuance of common stock under stock option plan	58		105			105
Deferred compensation related to acceleration of stock options			(56)			(56)
Net income					511	511

Balance at September 30, 2006	7,031	$7	$41,767	$(1)	$(22,762)	$19,011

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2006	2005	2004
Net income	$511	$145	$1,401
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,491	1,110	1,884
Loss (gain) on disposal of assets	52	(22)
Amortization of option expense	(56)	68	—
Amortization of deferred gain from sale-leaseback	(354)	(330)	—
Allowance for doubtful accounts	415	255	145
Allowance for returns and other allowances	—	—	91
Allowance for inventory obsolescense	149	20	38
Loss reversal income from affiliates	—	—	—
Minority interest in loss of subsidiary	(121)	(393)	(136)
Changes in operating assets and liabilities:
Restricted cash	(2)	(1)	—
Accounts receivable	(5,916)	(9,067)	3,407
Inventories	6,017	(3,282)	(1,397)
Recoverable taxes	—	—	—
Prepaid expenses and other current assets	(303)	(186)	215
Other assets	(28)	(37)	129
Accounts payable, trade	661	4,473	1,329
Accrued expenses	1,027	257	(622)
Accrued taxes and other liabilities and deferred income	1,942	1,548	(233)

Net cash provided (used) by operating activities	5,485	(5,442)	6,251

Acquisition of business	(550)	(878)	—
Proceeds from sale of assets	—	154	—
Purchase of property and equipment	(904)	(1,999)	(765)

Net cash used by investing activities	(1,454)	(2,723)	(765)

Net (repayments) borrowings under lines of credit	(1,151)	(1,485)	6,983
Payment on notes payable	(352)	(164)	(210)
Net proceeds from sale of common stock under employee plans	105	260	151
Capital contributed by minority interest	705	385	444

Net cash (used) provided by financing activities	(693)	(1,004)	7,368

Increase (decrease) in cash	3,337	(9,169)	12,854
Cash at beginning of year	6,903	16,072	3,218

Cash at end of year	$10,240	$6,903	$16,072

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Interest paid	$82	$260	$750

Income taxes	$31	$215	$—

Supplemental schedule of non-cash financing and investing activities:
Capitalized lease	$—	$1,009	$69

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
LIQUIDITY AND CAPITAL RESOURCES
          As of September 30, 2006, the Company had approximately $10.2 million in cash and working capital of $16.5 million. As discussed in Note 3, in June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. As of September 30, 2006, credit line borrowings amounted to $15.7 million with additional borrowings available of approximately $14.3 million after taking into consideration the available collateral and borrowing limitations under its agreements. Borrowings under the line of credit agreement are collateralized by substantially all of the Company’s assets. The financing agreements contain various liquidity financial debt covenants as explained in Note 3. The Company was in compliance with all of its debt covenants as of September 30, 2006.
PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries as well its affiliate, Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”), an approximate 31% voting interest owned Variable Interest Entity. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Since there are other stockholders of PBPO who collectively represent approximately 69% voting interest, both their majority ownership interest and their entitlement to share in losses is reflected in the Company’s consolidated balance sheet and statement of operations as “minority interest”. Losses allocated to the 69% owners of PBPO are not based upon the percentage of ownership, but upon the “at risk” capital of each of those owners. Losses in excess of their “at risk” capital are allocated to the Company without regard for the Company’s capital at risk. To date, such losses absorbed amounted to $2.6 million and exceed the Company’s invested capital of $1.4 million by $1.2 million.
INVESTMENT IN PREMIER PBO, INC.
          In March 2005, the Company invested an additional $250,000 in a third round of private placements of the common stock of PBPO. The Company’s total investment in PBPO common stock through September 30, 2006 is $759,000 and represents an approximate 31% voting interest in the privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.

          In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. En Pointe’s approximate 31% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
          PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 17% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s CEO, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company in Islamabad that performs the operational and accounting side of the Company’s outsourcing under a cost plus fixed agreement that may be cancelled upon written notice, owns collectively approximately 16% of PBPO. Omar and Arif Saeed, who as of October 1, 2006 were collectively 30% owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by the Saeeds are a component of the PBPO minority interest and as such are not subject to the allocation of PBPO losses.
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

          The business transactions related to the Company’s outsourcing activities with Ovex, including services billed, operating cost charges, and balances due to and from Ovex were as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Business transactions with Ovex	$4,488	$2,175	$1,758

Outstanding balances at fiscal year end due to/(due from) Ovex	$93	$41	$(30)

          The changes in minority interest (in thousands) since October 1, 2004 are as follows:

	Year Ended September 30,
	2006	2005
Beginning minority interest balance	$903	$308
Loan conversion to preferred stock	—	603
Private stock offering	705	385
Loss allocated to minority shareholders	(121)	(393)

Ending minority interest balance	$1,487	$903

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
          Under the Company’s shipping terms, title and risk of loss to merchandise shipped does not pass to customers until delivery takes place which is generally two to three days. Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier. Any undelivered product is included in inventory.

          The majority of the Company’s sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. However, software maintenance contracts, software agency fees, and extended warranties that are sold in which the Company is not the primary obligor, are recorded on a net basis in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized as net sales.
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
          Deferred revenues result from prepaid management services and maintenance contracts. Many management services are pre-billed quarterly and income is recognized as services are performed. The Company’s maintenance contracts are generally for services that may be performed over a one year period of time. Income is recognized on such contracts ratably over the period of the contract.
CASH AND CASH EQUIVALENTS
          For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has bank balances, including cash equivalents, which at times may exceed federally insured limits.
RESTRICTED CASH
          Restricted cash at September 30, 2006 and 2005 represents deposits maintained for certain government tax agencies.
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
          The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs during the application development stage of the related software development project and to exclude the initial planning phase that determines performance requirements, most data conversion, general and administrative costs related to payroll and training costs incurred. Whenever a software program is considered operational, the Company considers the project to be completed and places it into service and commences amortization of the development cost in the succeeding month.
          In fiscal year 2005 the Company concluded the development of three internal-use software programs that are being amortized on a straight-line basis over the economic lives of each of the software products that is estimated to be four years. Costs capitalized include internal payroll and direct fringe benefits and external direct project costs, including labor and travel. The Company began amortizing its first internal-use programs in May and the remaining two in October 2005. The Company’s property and equipment (see Note 2) as of September 30, 2006, 2005, and 2004 included $1,000, $781,000 and $203,000 respectively of capitalized software development costs.
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
          In accordance with SFAS 142, the Company selected September 30 as the date on which to perform its annual goodwill impairment test. Based on its valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended September 30, 2006, 2005 and 2004.
          In connection with the Company’s acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values as determined by management and were based on information currently available and current assumptions as to future operations. The excess purchase price over those fair values was recorded as goodwill. The Company’s goodwill balance during the years ended September 30, 2006 and 2005 was $623,000 and $318,000, respectively, and was included in other assets in the accompanying consolidated balance sheets.
          Separable intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist of customer relationships and non-compete agreements and are amortized over the expected benefit period using the straight-line and sum-of-the-years-digits methods. At September 30, 2006 and 2005, such intangible assets amounted to $609,000 (net of $674,000 of accumulated amortization) and $271,000 (net of $399,000 of accumulated amortization), respectively, and are included in other assets in the accompanying consolidated balance sheets.
ADVERTISING AND SHIPPING AND HANDLING COSTS
          The Company reports the costs of all advertising in the periods in which those costs are incurred. For the fiscal years ended September 30, 2006, 2005, and 2004 advertising expense was approximately $346,000, $224,000 and $265,000 respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
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
          Those customers that accounted for more than 10% of net sales were as follows with their respective percentage of outstanding accounts receivable at fiscal year end:

	Years Ended September 30, and as of September 30,
	2006		2005		2004
	% Net	% Trade	% Net	% Trade	% Net	% Trade
	Sales	Receivables	Sales	Receivables	Sales	Receivables
Major customer	—	—	—	—	11%	10%

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
          Purchases from the Company’s three largest vendors during the years ended September 30, 2006, 2005, and 2004, comprised, 51%, 54%, and 56%, respectively, of its total purchases of product.
TREASURY STOCK
          The Company uses the specific identification method for accounting for treasury stock. During the 2004 fiscal year, the Company issued 1,000 additional shares for employee stock benefit plans with a cost basis of $2,000. At September 30, 2006 and 2005, there remained approximately 1,000 treasury shares, with a cost of $1,000.

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
          Prior to October 1, 2005, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company had chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148. Beginning October 1, 2005, the Company adopted the provisions of SFAS No. 123(R) using the prospective method.
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
          Had the option grants and the acceleration of option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the effect on the compensation cost for the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2006	2005	2004
Net income as reported	$511	$145	$1,401
Stock based compensation cost, net of related tax effects, using the fair value method of reporting	—	(868)	(684)
Effect of acceleration of unvested stock options	—	(581)	—

Pro forma net income (loss)	$511	$(1,304)	$717

Basic earnings (loss) per common share:
As reported	$0.07	$0.02	$0.21

Pro forma	$—	$(0.19)	$0.11

Diluted earnings (loss) per common share:
As reported	$0.07	$0.02	$0.20

Pro forma	$—	$(0.18)	$0.10

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
COMPREHENSIVE INCOME
          SFAS No. 130, ‘‘Reporting Comprehensive Income.’’ establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any components of other comprehensive income for fiscal years ended September 30, 2006, 2005 and 2004.
SEGMENT REPORTING
          The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. For the years ended September 30, 2006, 2005 and 2004, the Company operated in only one segment .

          The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.
RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.
          In September 2006, the FASB issued FAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.
          In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.
          In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets — an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.
          In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.
          In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.
          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R was for annual periods beginning after June 15, 2005. After assessing the potential negative impact of the provisions of SFAS No. 123R on the consolidated financial statements in fiscal year 2006, it was decided to minimize exposure to the accounting pronouncement by accelerating the vesting of all outstanding unvested options. Effective July 20, 2005, all outstanding unvested options were accelerated so as to be fully vested as of such date (see Note 9 to the Consolidated Financial Statements).

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements
2 PROPERTY AND EQUIPMENT
          Property and equipment consist of the following (in thousands):

	September 30,
	2006	2005
Software under development	$197	$35
Computer equipment and software	9,519	9,340
Office equipment and other	1,006	999
Warehouse equipment	151	149
Leasehold improvements	561	466
Capitalized leases (see Note 7)	1,211	1,211

	12,644	12,200
Less: Accumulated depreciation and amortization	(9,879)	(9,130)

	$2,765	$3,070

          Depreciation and amortization expense was $1,491,000, $1,110,000 and $1,574,000 for the years ended September 30, 2006, 2005, and 2004, respectively. Assets fully depreciated were $8,328,000 and $8,474,000 for the years ended September 30, 2006, and 2005, respectively. Accumulated amortization on capitalized leases was $433,000 and $221,000 at September 30, 2006 and 2005, respectively.

3 LINES OF CREDIT
          In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. Borrowings under the line of credit agreement are collateralized by substantially all of the Company’s assets. At September 30, 2006 and 2005, the Company had outstanding borrowings of $15.7 million and $16.8 million respectively, under its line of credit with GE.
          In addition, subject to the $30.0 million limit on the line of credit, the Company closed a concurrent flooring facility with GE that permits the Company to purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Through the September 2006 quarter, such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.
          The working capital and flooring agreements, as amended in May 2006, contain the following liquidity financial covenants:
•	There will be no EBITDA requirement until the June 2007 quarter. Commencing with the June 2007 quarter, the ratio of EBITDA to interest expense for the twelve month trailing period ending on the last day of each fiscal quarter will not be less than 1.25:1.0.

•	The requirement that tangible net worth and subordinated debt must equal or exceed $14.0 million was reduced to lesser amounts commencing with the March 2006 quarter-end. The revised ratios in millions for September 2006 and thereafter are $12.3 and $12.8, respectively.

•	The requirement that the ratio of debt minus subordinated debt to tangible net worth and subordinated debt not exceed 4.5:1.0 for each December and June quarter-end and 4.0:1.0 for each March and September quarter-end was increased to greater ratio amounts commencing with the June 2006 quarter-end. The revised ratio is 4.75:1.0 for the September 2006 quarter-end and each quarter-end thereafter.

•	The requirement that the ratio of current tangible assets to current liabilities must not be less than 1.2:1.0 was unchanged.
          Since the Company replaced its working capital financing facility in June 2004, minimal interest expense has been incurred on borrowings under the line of credit because of the extended interest-free period under the flooring plan. In fiscal years 2006 and 2005 such interest expense amounted to $14,000 and $3,000 respectively. In fiscal year 2004, however, the lines of credit interest expense amounted to $258,000 with a weighted average interest rate of 1%. Total interest expense, the majority of which in fiscal year 2006 applied to capitalized leases and in previous fiscal years related principally to the Ontario facility lease, for the years ended September 30, 2006, 2005 and 2004 was $82,000, $233,000 and $805,000 respectively.

4 OTHER INCOME
          Other income consisted chiefly of insurance recovery from prior year losses, rental income, and early payment discounts from state sales tax authorities.
5 EMPLOYEE BENEFIT PLAN
          The Company has an employee savings plan (the ‘‘401(k) Plan’’) that covers substantially all full-time employees who are twenty-one years of age or older. The Company’s contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.
6 INCOME TAXES
          The components of the income tax provision are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$20	$13	$38
State	22	8	93

	42	21	131

          The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Year Ended September 30,
	2006	2005	2004
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefits	2	5	4
Expenses not deductible	8	23	2
Losses providing no tax benefits	35	312	26
Minority interest	(8)	(83)	(3)
Net operating loss carryforward	(82)	(123)	(37)
Valuation allowances	18	(156)	(18)

	8%	13%	9%

          The Company’s consolidated return excludes PBPO because its investment is less than the required 80% to consolidate under federal tax law. Thus, none of the losses generated by PBPO are available for the reduction of income taxes.

          Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the uncertainty surrounding the realization of the net deferred tax asset of $6.0 million, management has provided a full valuation allowance. Significant components of deferred taxes are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
Accounts receivable and other allowances	$628	$486
Expenses not currently deductible	883	611
Depreciation	250	687
Federal net operating loss and alternative minimium tax credits	2,436	2,861
State net operating loss	1,800	1,910

	5,996	6,555

Deferred tax liabilities	—	—

Net deferred tax asset	5,996	6,555
Valuation allowance	(5,996)	(6,555)

Deferred tax liability	$—	$—

          The Company had the following Federal net operating losses (‘‘NOL’’) available:

	NOL Amount
Year NOL Incurred	(in thousands)	Expiration Date
2000	$988	2020
2002	4,049	2022
2003	1,832	2023

	$6,869

          Only a portion of the above $6.9 million NOL carry forward will benefit earnings, as $4.7 million was attributable to the exercise of stock options and will be considered an adjustment to additional paid-in capital and will not benefit future earnings.

7 LONG-TERM LIABILITIES AND COMMITMENTS AND CONTINGENCIES
          The Company leases office facilities and various types of office equipment. These leases vary in duration and many contain renewal options and/or escalation clauses. Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2006 were approximately as follows (in thousands):

	Minimum Lease
	Payments	Capitalized Leases
2007	$1,128	$377
2008	774	244
2009	256	—

Total minimum lease payments	$2,158	621

Less amount representing interest		(37)

		$584

Current		346
Long-term		238

		$584

          In June 1999, the Company entered into a sale-leaseback arrangement for a 126,000 square foot configuration facility in Ontario, California. Under SFAS No. 98, because of a sublease that was for more than 10% of the total leased premises, the Company was required to account for its lease, which would have otherwise been considered an operating lease, as a financing transaction. The Company recorded lease payments as a reduction of its obligation to the lessor and as interest expense on such obligation, as well as depreciation expense on the capitalized property.
          Upon termination of the sublease and conclusion that the Company no longer has a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. However, over approximately six years, the capitalized leased assets had been depreciated more rapidly than the liability to the lessor was being amortized, resulting in the liability to the lessor exceeding the net book value of the capitalized lease property by $0.7 million at the date immediately preceding the termination of the sublease.
          The $0.7 million gain was deferred and amortized on a straight-line basis over approximately sixteen months, which represented the conclusion of the seventh year of the fifteen year lease and the first date on which the Company could terminate the lease without cost or penalty. During the years ended September 30, 2006 and 2005, the Company amortized into earnings $387,000 and $330,000, respectively, of deferred gain.
          For the years ended September 30, 2005 and 2004, Ontario facility rent expense, which was characterized as a financing lease under SFAS No. 98 until March 2005 and reported as interest expense, was approximately $218,000 and $534,000, respectively.
          On August 26, 2005 the Company gave notification to the lessor of its intention to terminate the lease and its notification was acknowledged on September 14, 2005. On March 30, 2006, the Company amended its lease agreement to extend its lease that was due to terminate on May 31, 2006 until October 31, 2006. In August 2006, the Company found the alternative location for its configuration center that it was seeking and entered into a sublease agreement for approximately 95,090 square feet at Rancho Cucamonga, California. The sublease is for approximately two and a half years, ending on February 15, 2009.

          During June 2006, the Company moved its headquarters in El Segundo, California, where it leased approximately 24,000 square feet of office space, to an alternative El Segundo location where approximately 13,000 square feet of office space was subleased. The sublease is for approximately two and a half years, ending on January 31, 2009.
          Rent expense for the years ended September 30, 2006, 2005, and 2004 under all operating leases was approximately $1,812,000, $1,820,000 and $1,294,000, respectively.
          Under an amendment to the employment agreement of the Company’s CEO entered into on October 1, 2004 and effective October 15, 2004, there is provision that in the event of termination of employment, under certain circumstances following an unapproved change in control of the Company, a severance payout equal to four times annual base salary in a single lump-sum payment will be made
8 EARNINGS PER SHARE AND PREFERRED STOCK
          The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended September 30,
	2006	2005	2004
Net income	$511	$145	$1,401
Denominator:
Weighted -average shares outstanding	7,006	6,866	6,737
Effect of dilutive securities:
Dilutive potential of options and warrants	119	237	117

Weighted-average shares and share equivalents outstanding	7,125	7,103	6,854

Basic income (loss) per share	$.07	$.02	$.21

Diluted income (loss) per share	$.07	$.02	$.20

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

9 STOCK OPTIONS
          In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years. The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years. However, in anticipation of the adverse effects that adoption of SFAS No. 123(R) would have, the Compensation Committee and Board of Directors approved and made effective July 20, 2005 the acceleration of all unvested stock options. As of September 30, 2006 and 2005, the shares available for grant under the plan were 424,245 and 335,954, respectively.
          No options have been granted since the fiscal year ended September 30, 2005, when the Company granted options to purchase 275,000 shares of common stock to a director and an employee with exercise prices ranging from $2.00 to $2.10 per share. The options granted were accelerated so as to be fully vested as of July 20, 2005 and will expire ten years from the date of grant unless earlier exercised or terminated. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.
          The following is a summary of stock option activity:

			Total
			Exercise
	Number of Shares		Value
	Non-Qualified	Incentive	(In Thousands)
Outstanding at September 30, 2003	521,667	811,266	$4,832
Granted	150,000	300,000	1,309
Exercised	(25,900)	(67,859)	(150)
Cancelled	(29,100)	(164,686)	(734)

Outstanding at September 30, 2004	616,667	878,721	$5,257
Granted	250,000	25,000	575
Exercised	(46,000)	(113,136)	(260)
Cancelled	—	(65,479)	(306)

Outstanding at September 30, 2005	820,667	725,106	$5,266
Granted	—	—	—
Exercised	(4,000)	(53,034)	(105)
Cancelled	—	(88,291)	(331)

Outstanding at September 30, 2006	816,667	583,781	$4,830

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life
September 30, 2004	877,719	$3.88	6.21
September 30, 2005	1,545,773	$3.41	7.65
September 30, 2006	1,400,448	$3.45	5.63

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	Expected		Risk Free
	Dividend	Expected	Interest	Expected
	Yield	Volatility	Rate	Lives
Year ended September 30, 2004	0%	101%	3.10%	5.0
Year ended September 30, 2005	0%	105%	3.35%	5.0
Year ended September 30, 2006	—	—	—	—
10 EMPLOYEE STOCK PLAN
          The Company has an Employee Stock Purchase Plan (the ‘‘Plan’’) under which there remains authorized and available for sale to employees an aggregate of 350,007 shares of its common stock at September 30, 2006. The Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, permits eligible employees to purchase common stock, subject to certain limitations, up to 20% of their compensation. Purchases of stock under the Plan were made twice annually from amounts withheld from payroll at 85% of the lower of the fair market value of the common stock at the beginning or end of the six month offering period. In April 2002, the Company announced to its employees that the Company was suspending its Plan until further notice.
11 ACQUISITION OF BUSINESSES
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
          On October 11, 2002, the Company purchased certain assets of Tabin Corporation (“Tabin”), a Chicago-based value-added reseller. Based on an independent valuation, the total purchase price of approximately $921,000 was allocated as follows (in thousands):

Inventory	$76
Depreciable assets	145
Customer relationships	470
Goodwill	230

$921

          The Company is amortizing the fair value of customer relationships from its three acquisitions over an estimated useful life of five years using the sum-of-the-years digits for its most recent acquisitions, SMI and Viablelinks and the straight-line method for Tabin.

Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of SMI and Viablelinks customer relationships will be realized. At September 30, 2005, the Company increased its amortization of the Tabin customer relationships $50,000 in recognition of impairment of certain customer relationships.
          At September 30, 2006, amortization of customer relationships for current and future years is as follows (in thousands):

Year Ended September 30, 2006	Tabin	Viablelinks	Software Medium	Total
Beginning accumulated amortization	$332	$67	$—	$399
2006	69	53	153	275

Ending accumulated amortization	$401	$120	$153	$674

2007	$69	$40	$197	$306
2008	—	27	187	214
2009	—	13	61	74
2010	—	—	13	13
2011	—	—	3	3

Total future year’s amortization	$69	$80	$461	$610

				0
Total amortization	$470	$200	$614	$1,284

          The following unaudited pro forma consolidated financial information reflects the results of operations for the three years ended September 30, 2006 as if the above acquisitions had occurred on October 1, 2003 (in thousands, except per share data):

	Years Ended September 30,
	2006		2005		2004
	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$326,043	$323,733	$342,140	$328,332	$315,092	$279,234
Net income	$745	$511	$769	$145	$2,329	$1,401
Net income per share:
Basic	$0.07	$0.07	$0.11	$0.02	$0.35	$0.21

Diluted	$0.07	$0.07	$0.11	$0.02	$0.34	$0.21

Weighted average shares outstanding:
Basic	7,006	7,006	6,866	6,866	6,737	6,737

Diluted	7,125	7,125	7,103	7,103	6,854	6,854

          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place in those earlier years. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.
12 LITIGATION
          In January 2006, an action was brought against the Company in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation. The suit alleges among other things that the Company engaged in misappropriation of trade secrets, conversion of misappropriated confidential information, and statutory unfair competition from misappropriated confidential information. This action is in its initial stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation. The Company has denied any wrongdoing and intends to vigorously defend the allegations.
          In February 2006, an action was brought against the Company, Software Medium, Inc. (“SMI”), Veridyn, LLC (“Veridyn”), Consesusone, LLC, and certain individual officers, directors and shareholders of SMI and Veridyn in the San Diego County Superior Court, Case No. GIC859375, by Websense, Inc. The plaintiff, a former supplier to SMI and holder of a secured promissory note with an unpaid balance of $0.5 million, alleges that the Company’s acquisition of the assets of SMI and Veridyn via an asset purchase agreement constitutes a fraudulent transfer of assets and that the Company is liable for the debts of SMI and Veridyn as a successor. The Company disputes the allegations and believes that it complied with all applicable laws relating to the asset purchase transaction. Although this action has been set for trial under applicable assigned-judge rules, the action is in a preliminary stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.
          In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued. This action is in its initial stage, and it is not possible to reliably predict the outcome or any relief that could be awarded as the litigation process is inherently uncertain. Therefore, the Company is unable to currently estimate the loss, if any, beyond what has been accrued.
          There are various other claims and litigation proceedings in which the Company is involved in the ordinary course of business. The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of the foregoing and other claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse affect on the Company’s business, financial position and results of operations or cash flows.

13 QUARTERLY FINANCIAL DATA (UNAUDITED)
          Selected financial information for the quarterly periods in the fiscal years ended September 30, 2006 and 2005 is presented below (in thousands, except per share amounts):

	Fiscal 2006 Quarter Ended
	September	June	March	December
Net sales	$78,409	$95,624	$71,012	$78,688
Gross profit	11,400	11,492	9,238	7,520
Net (loss) income	1,529	1,016	(1,037)	(997)
Basic net (loss) income per share	.22	.14	(.15)	(.14)
Diluted net (loss) income per share	.21	.14	(.15)	(.14)

	Fiscal 2005 Quarter Ended
	September	June	March	December
Net sales	$87,410	$92,592	$73,055	$75,275
Gross profit	9,111	9,078	7,963	8,906
Net (loss) income	(349)	102	90	302
Basic net (loss) income per share	(.05)	.01	.01	.04
Diluted net (loss) income per share	(.05)	.01	.01	.04
14 SUBSEQUENT EVENT
          On September 19, 2006, the Company entered into a share purchase agreement with Omar Saeed and Arif Saeed (the “Saeeds”), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited (“Ovex”) and Ovex Pakistan (Private) Limited (“OvexDomestic). Both companies are engaged in providing business process outsourcing (“BPO”) services and are wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000. The promissory note is due on or before October 1, 2007 with interest payable in advance quarterly commencing October 1, 2006 at the six month Karachi Interbank Offering Rate plus 3%. To the extent that the promissory note is not fully paid by October 10, 2007, then a portion of the purchased shares of capital stock of Ovex and OvexDomestic shall be returned to the Saeeds pro rata based on the balance of the promissory note and the overall purchase price. Additionally, pursuant to the terms of the agreement, the boards of directors of Ovex and OvexDomestic will each be reconfigured to consist of three members; one designated by the Company, one designated by the Saeeds and one designated mutually by the two designees.
          Ovex and the Saeeds have had and continue to have certain ongoing relationships with the Company. Since 2003, Ovex has provided the Company with BPO services for the Company’s selling and marketing operations. During the quarter ended June 30, 2006, Ovex also assumed the responsibilities for the Company’s accounting and finance outsourcing that was previously done by KPMG Taseer Hadi & Co, a Pakistani member firm of KPMG. For the six months ended September 30, 2006, the Company’s costs for Ovex services under its cost-plus fixed fee service agreement approximated $1,462,000, which included a management fee of approximately $288,000.

          OvexUS also has an ongoing relationship with Premier BPO, Inc. (“PBPO”), who promotes and sells BPO services to U.S. businesses, by virtue of having been the principal provider of BPO services to their U.S. customers. The Company owns 31% of the outstanding shares of PBPO’s common stock, 50% of the outstanding shares of PBPO’s Series A non-voting convertible preferred stock, has a representative on PBPO’s board of directors and consolidates PBPO in its financial reports as a variable interest entity. In addition to the business relationship that Ovex has with PBPO, the Saeeds collectively own 16% of the outstanding shares of common stock of PBPO, as well as 50% of the outstanding shares of Series A non-voting convertible preferred stock of PBPO and have a representative on its board of directors.

En Pointe Technologies, Inc.
Schedule II
VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Charges (Reversals)		Balance At
	Beginning of	to Cost and		End of
	Period	Expenses	Deductions	Period
Year Ended September 30, 2006 (in thousands):
Allowance for doubtful accounts	$723	$415	$(127)	$1,011
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$374	$149	$—	$523

	$1,196	$564	$(127)	$1,633

Year Ended September 30, 2005 (in thousands):
Allowance for doubtful accounts	$945	$255	$(477)	$723
Allowance for returns	$99	$—	$—	$99
Allowance for inventory valuation	$354	$20	$—	$374

	$1,398	$275	$(477)	$1,196

Year Ended September 30, 2004 (in thousands):
Allowance for doubtful accounts	$1,003	$145	$(203)	$945
Allowance for returns	$99	—	$—	$99
Allowance for inventory valuation	$316	$38	$—	$354

	$1,418	$183	$(203)	$1,398

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EN POINTE TECHNOLOGIES, INC.

Dated: December 15, 2006	BY: /s/ ATTIAZAZ “BOB” DIN
Attiazaz ‘‘Bob’’ Din,
Chief Executive Officer and President (Principal Executive Officer)

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

Signature	Title	Date

/s/ MANSOOR S. SHAH Mansoor S. Shah	Chairman of the Board, Director	December 15, 2006

/s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din	Chief Executive Officer and President (Principal Executive Officer)	December 15, 2006

/s/ JAVED LATIF Javed Latif	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 15, 2006

Signature	Title	Date

/s/ NAUREEN DIN Naureen Din	Director	December 15, 2006

/s/ ZUBAIR AHMED Zubair Ahmed	Director	December 15, 2006

/s/ MARK BRIGGS Mark Briggs	Director	December 15, 2006

/s/ EDWARD O. HUNTER Edward O. Hunter	Director	December 15, 2006

/s/ TIMOTHY J. LILLIGREN Timothy J. Lilligren	Director	December 15, 2006

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

3.2	Bylaws of Registrant (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed January 18, 2001).

3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2005. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).

4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.1	En Pointe Technologies, Inc. 1996 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.2	En Pointe Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.5	Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated March 1, 1996 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.6	Amended Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated April 2, 1997 (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).

Exhibit
Number	Description

10.24	Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K filed December 31, 2001).

10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).

10.31	Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).

10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).

10.39	Employee Leasing and Licensing Agreement by and between En Pointe Technologies, Inc. and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).

10.41	Business Financing Agreement between En Pointe Technologies, Inc, and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

10.42	Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated July 27, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

10.45	Asset Purchase Agreement entered into as of October 1, 2004 between Viablelinks, Inc. and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2005).

10.46	Subscription Agreement dated March 18, 2005 between Premier BPO Inc. and En Pointe Technologies, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).

10.47	Amended Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated October 1, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 18, 2005

10.48	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, effective January 23, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed January 30, 2006).

10.49	Asset Purchase Agreement entered into as of January 18, 2006 between Software Medium, Inc., Veridyn, LLC and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).

Exhibit
Number	Description

10.51	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).

10.52	Employment Agreement between the Registrant and David L. Mochalski, dated May 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).

10.53	Sublease dated March 2006 between Jetabout North America, Inc. and the Registrant for the property located at 2381 Rosecrans Avenue, El Segundo, California 90245 (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q filed May 15, 2006).

10.55	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated May 12, 2006 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed May 17, 2006).

10.56	Sublease dated July 12, 2006 between North Pacific Group, Inc. and the Registrant for certain industrial warehouse properties located at 11081 Tacoma Drive, Rancho Cucamonga, California 91730 (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed August 28, 2006).

10.57	Share purchase agreement dated September 19, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed September 25, 2006).

10.58	Employment Agreement between the Registrant and Richard R. Emil, dated September 27, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 27, 2006).

10.59	Promissory note between the Registrant and Omar and Arif Saeed, dated October 5, 2006.

10.60	Amendment to Share purchase agreement effective October 1, 2006, by and among the Registrant, Omar Saeed and Arif Saeed.

21.1	Subsidiaries of the Company

23.1	Consent of Rose, Snyder & Jacobs CPA Corp.

23.2	Consent of BDO Seidman, LLP.

23.3	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.