Form 10-Q
period 2006-12-31
EN POINTE TECHNOLOGIES INC
filed 2007-02-14
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of February 14, 2007, 7,149,068 shares of common stock of the Registrant were issued and outstanding.

INDEX
En Pointe Technologies, Inc.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	December 31,	September 30,
	2006	2006
ASSETS:
Current assets:
Cash	$11,032	$10,240
Restricted cash	74	74
Short term cash investment	551	—
Accounts receivable, net	50,603	46,417
Inventories, net	5,309	4,201
Prepaid expenses and other current assets	840	1,067

Total current assets	68,409	61,999

Property and equipment, net of accumulated depreciation and amortization	3,977	2,765

Other assets	2,524	1,474

Total assets	$74,910	$66,238

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$27,459	$19,105
Borrowings under line of credit	13,164	15,673
Accrued liabilities	5,157	5,796
Accrued taxes and other liabilities	7,245	4,928

Total current liabilities	53,025	45,502
Long term liabilities	424	238

Total liabilities	53,449	45,740

Minority interest	1,914	1,487

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 7,149,068 and 6,976,366 shares issued	7	7
Additional paid-in capital	42,044	41,767
Treasury stock	(1)	(1)
Accumulated deficit	(22,503)	(22,762)

Total stockholders’ equity	19,547	19,011

Total liabilities and stockholders’ equity	$74,910	$66,238

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three months ended
	December 31,
	2006	2005
Net sales:
Product	$62,962	$67,257
Service	12,658	11,431

Total net sales	75,620	78,688

Cost of sales:
Product	57,697	63,202
Service	8,050	7,966

Total cost of sales	65,747	71,168

Gross profit:
Product	5,265	4,055
Service	4,608	3,465

Total gross profit	9,873	7,520

Selling and marketing expenses	6,551	6,074
General and administrative expenses	3,058	2,518

Operating income (loss)	264	(1,072)

Interest (income) expense, net	(39)	(6)
Other income, net	(16)	(16)

Income (loss) before income taxes and minority interest	319	(1,050)
Provision for income taxes	22	—

Income (loss) before minority interest	297	(1,050)
Minority interest	(25)	53

Net income (loss)	272	(997)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(13)	—

Comprehensive income (loss)	$259	$(997)

Net income (loss) per share:
Basic	$0.04	$(0.14)

Diluted	$0.04	$(0.14)

Weighted average shares outstanding:
Basic	7,124	6,976

Diluted	7,372	7,153

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$272	$(997)
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	542	323
Amortization of deferred gain on sale-leaseback
Allowances for doubtful accounts, returns, and inventory	83	120
Minority interest in income (loss) of affiliates	25	(53)
Net change in operating assets and liabilities	4,991	3,721

Net cash provided by operating activities	5,913	3,114

Cash flows from investing activities:
Acquisition of business	(1,302)	—
Short-term cash investment	(551)	—
Purchase of property and equipment	(783)	(191)

Net cash used by investing activities	(2,636)	(191)

Cash flows from financing activities:
Net repayments under line of credit	(2,509)	(2,007)
Proceeds from convertible bond issued by affiliate	—	50
Stock offering by affiliate	100	—
Proceeds from exercise of employee stock options	37	8
Payment on long term liabilities	(113)	(84)

Net cash used by financing activities	(2,485)	(2,033)

Increase in cash	$792	$890

Supplemental disclosures of cash flow information:
Interest paid	$53	$23

Income taxes paid	$23	$31

Capitalized leases	$134	$—

Stock issued for acquisition of business	$240	$—

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, (ii) effective October 1, 2006, its majority-owned subsidiaries Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) effective October 2003, its minority-owned Premier BPO, Inc. (a Variable Interest Entity, see Note 8) (collectively, the “Company” or “En Pointe”), at December 31, 2006, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended December 31, 2006 and 2005, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2006.
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

Note 2 – Accounting for Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Financial Accounting Standard (“SFAS”) No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is then recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company adopted SFAS No. 123 (R) effective beginning October 1, 2005 using the Modified Prospective Application Method. Under this method, SFAS No. 123 (R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. There have been no new share based awards since the Company adopted SFAS No. 123(R) and thus there has been no financial impact from its adoption. Additionally, the Company’s sole equity incentive plan, the 1996 stock option plan, terminated by its terms in March 2006 so no further awards can be made thereunder. The Company has not adopted any new equity incentive plans.
Note 3 – Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	December 31,
	2006	2005
Net income (loss)	$272	$(997)

Weighted average shares outstanding	7,124	6,976
Effect of dilutive securities:
Dilutive potential of options	248	177

Weighted average shares and share equivalents outstanding	7,372	7,153

Basic income (loss) per share	$0.04	$(0.14)

Diluted income (loss) per share	$0.04	$(0.14)

Note 4 – Recent Accounting Pronouncements
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.
     In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.
     In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.
     In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.
Note 5 – Acquisition of Business
     On September 19, 2006, the Company entered into a share purchase agreement with Omar Saeed and Arif Saeed (the “Saeeds”), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited (“OvexUS”) and Ovex Pakistan (Private) Limited (“OvexDomestic). Both companies are engaged in providing business process outsourcing (“BPO”) services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006. Additionally, pursuant to the terms of the agreement, the boards of directors of OvexUS and OvexDomestic were each be reconfigured to consist of three members; one designated by the Company, one designated by the Saeeds and one designated mutually by the two designees.

     The Company allocated the $1,680,000 purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $98,000 was allocated to amortizable (over five years using sum of the year’s digits method) customer relationships and approximately $420,000 was allocated to amortizable (over five years on a straight-line basis) non-competition agreements. The allocation of the purchase price (in thousands) was as follows:

Tangible assets acquired	$704
Excess purchase price over net assets acquired	976

Purchase price	$1,680

Intangible assets:
Goodwill	458
Covenant not to compete	420
Customer relationships	98

Total intangibles	$976

     OvexUS and the Saeeds have had and continue to have certain ongoing relationships with the Company. Since 2003, OvexUS has provided the Company with BPO services for the Company’s selling and marketing operations. During the quarter ended June 30, 2006, OvexUS also assumed the responsibilities for the Company’s accounting and finance outsourcing that was previously done by KPMG Taseer Hadi & Co, a Pakistani member firm of KPMG.
     OvexUS also has an ongoing relationship with Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc.,“PBPO”), who promotes and sells BPO services to U.S. businesses, by virtue of having been the principal provider of BPO services to their U.S. customers. The Company owns 30% of the outstanding shares of PBPO’s common stock, 50% of the outstanding shares of PBPO’s Series A non-voting convertible preferred stock, has a representative on PBPO’s board of directors and consolidates PBPO in its financial reports as a variable interest entity. In addition to the business relationship that Ovex has with PBPO, the Saeeds collectively own 16% of the outstanding shares of common stock of PBPO, as well as 50% of the outstanding shares of Series A non-voting convertible preferred stock of PBPO and have a representative on its board of directors.
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
     The Company allocated the $975,000 purchase price to the tangible and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to the intangible assets acquired was based on valuations estimated by management with the assistance of an independent appraisal firm. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed periodically for impairment. Of the purchase price, approximately $154,000 was allocated to amortizable (over five years using sum of the year’s digits method) customer relationships and approximately $460,000 was allocated to amortizable (over three years on a straight-line basis) non-competition agreements. The allocation of the purchase price (in thousands) was as follows:

Depreciable assets acquired	$57
Excess purchase price over net assets acquired	918

Purchase price	$975

Intangible assets:
Customer relationships	154
Goodwill	304
Covenant not to compete	460

Total intangibles	$918

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended December 31, 2005 as if the acquisition of Ovex and SMI had occurred on October 1, 2005 (in thousands, except per share amounts). The pro forma for the three months ended December 31, 2006 is not presented since both acquisitions were fully integrated during the first quarter of fiscal 2007.

	Three Months Ended
	December 31, 2005
	Pro Forma	As Reported
Net sales	$80,911	$78,688
Net loss	$(807)	$(997)
Net loss per share:
Basic	$(0.11)	$(0.14)

Diluted	$(0.11)	$(0.14)

Weighted average shares outstanding:
Basic	7,074	6,976

Diluted	7,251	7,153

Note 6 – Goodwill and Other Intangibles
     At December 31, 2006, intangibles consisting of goodwill, customer relationships and covenants not to compete consisted of the following (in thousands):

	Cost
		Customer	Covenant
	Goodwill	Relationships	Not to Compete
10/11/02 Tabin acquisition	$230	$470	$—
10/01/04 Viablelinks acquisition	88	200	—
01/18/06 Software Medium acquisition	304	153	460

Balance at 09/30/06	623	823	460
10/01/06 Ovex companies acquisition	458	98	420

Balance at 12/31/06	$1,081	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method		SYD	SL

	Accumulated Amortization
	Customer	Covenant
	Relationships	Not to Compete
Balance at 09/30/06	$560	$115
December 2006 Quarter Amortization	46	59

Balance at 12/31/06	$606	$174

     At December 31, 2006, amortization of customer relationships and covenant not to compete for current and future years is as follows (in thousands):

	Tabin	Viablelinks	Software Medium	Ovex		Total
Prior year accumulated amortization	$402	$120	$153	$		$675
Three month amortization	17	10	49		29	105

Accumulated amortization	$419	$130	$202		$29	$780

Remaining fiscal 2007 amortization	$51	$30	$148		$88	$316
Amortization for fiscal 2008		27	187		110	324
Amortization for fiscal 2009	—	13	61		104	178
Amortization for fiscal 2010	—		13		97	110
Amortization for fiscal 2011	—	—	3		91	94
Amortization for fiscal 2012	—	—	—		—	0

Total future amortization	$51	$70	$412		$489	$1,022

						0
Total amortization	$470	$200	$614		$518	$1,802

Note 7 – Segment Reporting
     With the October 2006 acquisition of 70% of the common stock of OvexUS and OvexDomestic (collectively “Ovex”), the Company has identified two operating segments in which it is currently operating, as defined by SFAS 131, “Disclosures about Segments of an

Enterprise and Related Information.” The Company’s core operating segment is its sale of products and services to businesses in the United States. Ovex operates in the business process outsourcing services segment. The following table provides information as to how the two segments contributed to the Company’s operations and assets:

	US	Pakistan
	Sales of Product	Business Process	Intersegment		Consolidated
	and Services	Services	Eliminations		Total
Sales from non affiliated customers	$75,316	$304	$		$75,620
Intersegment sales	$0	$1,534		$(1,534)	$0
Depreciation and amortization	$418	$124	$		$542
Segment profit (loss)	$309	$(12)		$(25)	$272
Segment assets	$70,980	$4,473		$(543)	$74,910
Note 8 – Investment in Variable Interest Entity
     The Company has invested $759,000 in the common stock of PBPO which represents an approximate 30% voting interest in the privately-held corporation. PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.
     In addition to the Company’s PBPO common stock investments described above, the Company invested an additional $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004. The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering. The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement. The Company’s approximate 30% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.
     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 17% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s Chairman of the Board, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the Saeeds, 30% minority owners of OvexUS, own collectively approximately 16% of PBPO. The Saeeds also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their outstanding five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by the Saeeds are a component of their minority interest but are excluded from their approximate 16% voting interest in PBPO referenced above and are not subject to any allocation of PBPO losses.
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

     PBPO has contracted with OvexUS in Pakistan and Colwell and Salmon in India to provide its workforces for back-office support. PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted OvexUS workers and contracts directly with OvexUS for workspace and workers in Lahore. In October 2003, PBPO obtained a five year option agreement whereby PBPO could purchase all of the equity of OvexUS for $2.0 million.
     In September 2005, PBPO entered into a five year cost-plus fixed fee service agreement with OvexUS to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO agreed to provide certain marketing services for OvexUS. The agreements can be terminated with thirty days written notice by PBPO. In September 2005, PBPO also agreed to cancel its option to purchase OvexUS in consideration for the payment of $200,000 by OvexUS. The $200,000 is being amortized over five years, to run concurrent with the five year service agreement entered into with OvexUS. In addition, OvexUS purchased certain office equipment with a net book value of $124,000 for $150,000.
Note 9 – Minority Interest
     The Company has a 70% interest in the Ovex companies and a 30% interest in PBPO, which gives rise to minority interest for the ownership portions not held by En Pointe.
     The changes in minority interest since September 30, 2006 are as follows:

Minority Interest
(in thousands)
Beginning balance at October 1, 2006	$1,487
Minority interest of Ovex companies	302
PBPO private stock offering	100
Earnings allocated to minority interest	25

Ending balance at December 31, 2006	$1,914

Note 10 – Financing Facility
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

     In May 2006, GE further amended the covenants contained in the working capital and flooring agreements effective for the March 2006 quarter and going forward as follows:
1.	There will be no EBITDA requirement until the June 2007 quarter. Commencing with the June 2007 quarter, the ratio of EBITDA to interest expense for the twelve month trailing period ending on the last day of each fiscal quarter will not be less than 1.25:1.0

2.	The requirement that tangible net worth and subordinated debt must equal or exceed $14.0 million was reduced to lesser amounts commencing with the March 2006 quarter-end. The revised ratios in millions for March 2006, June 2006, September 2006 and December 2006 are $12.9, $11.9, $12.3, and $12.8, respectively. For each quarter-end after December 2006 the ratio shall be $12.8 million.

3.	The requirement that the ratio of debt minus subordinated debt to tangible net worth and subordinated debt not exceed 4.5:1.0 for each December and June quarter-end and 4.0:1.0 for each March and September quarter-end was increased to greater ratio amounts commencing with the June 2006 quarter-end. The revised ratios are 5.50:1.0 for the June 2006 quarter-end and 4.75:1.0 for each quarter-end thereafter.

4.	The requirement that the ratio of current tangible assets to current liabilities must not be less than 1.2:1.0 was unchanged.
     As of December 31, 2006, approximately $13.2 million in borrowings was outstanding under the Company’s GE financing facility and the Company had additional borrowings available of approximately $16.8 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of December 31, 2006, the Company was in compliance with its debt covenants under the foregoing agreements.
Note 11 – Sale-Leaseback Related to Ontario Facility
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
     Upon concluding the Company no longer had a continuing interest in its Ontario facility in March 2005, the Company, in accordance with SFAS No. 98, removed the leased assets and liability accounts from its balance sheet. The remaining $0.7 million gain was deferred and is being amortized on a straight line basis over the remaining non-cancelable term of the lease. During the three months ended December 31, 2006, the Company amortized into earnings the remaining amount of the deferred gain which was $28,000.
     On August 26, 2005 the Company gave notification to the lessor of its intention to terminate the lease. During October 2006, the Company vacated its 126,000 square foot leased facility in Ontario, California and moved to a 95,090 square foot subleased facility in Rancho Cucamonga, California.
Note 12 – Litigation
     In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation, “Softchoice”. Terms of the settlement agreement stipulate that a payment to Softchoice Corporation of $212,500 be made. The full amount of the settlement has been recognized in the December 2006 quarter financial statements. The settlement was a business decision and in entering into the Settlement, the Company made no admission of liability.
     In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”). Websense, Inc. was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor. Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of their products. The settlement was a business decision and in entering into the Settlement, the Company made no admission of liability.
     In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s former leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.

     In February 2007, the Company filed a cross-complaint in the Church Gardens LLC litigation matter. The cross-complaint asks that the Company’s $90,720 security deposit be returned with interest. In addition, the Company claims that the plaintiff engaged in unfair business practices in retaining its deposit and in not allowing the removal of certain personal property that the Company owned and that the plaintiff engaged in unlawful conversion of certain property belonging to the Company. The Company also asks the court to grant declaratory relief as to the Company’s actions in its attempts to preserve the disputed property pending a judicial determination of rights. The Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company’s property.
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
Note 13 – Lease Commitment
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited, and its minority-owned Premier BPO, Inc. (a Variable Interest Entity, see Note 8) are collectively referred to as the “Company” or “En Pointe.”
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
     Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management’s best judgment based on factors currently known, involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to: (i) a significant portion of the Company’s sales continuing to be to certain large customers, (ii) continued dependence by the Company on certain allied distributors, (iii) continued downward pricing pressures in the information technology market, (iv) the ability of the Company to maintain inventory and accounts receivable financing on acceptable terms, (v) quarterly fluctuations in results, (vi) seasonal patterns of sales and client buying behaviors, (vii) changing economic influences in the industry, (viii) the development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) dependence on intellectual property rights, (x) delays in product development, (xi) the Company’s dependence on key personnel, (xii) potential influence by executive officers and principal stockholders, (xiii) volatility of the Company’s stock price, (xiv) delays in the receipt of orders or in the shipment of products, (xv) any delay in execution and implementation of the Company’s system development plans, (xvi) loss of minority ownership status, (xvii) planned or unplanned changes in the quantity and/or quality of the suppliers available for the Company’s products, (xviii) changes in the costs or availability of products, (xix) interruptions in transport or distribution, (xx) general business conditions in the economy, (xxi) the ability of the Company to prevail in litigation, and (xxii) losses from foreign currency fluctuation, limitations on foreign asset transfers and changes in foreign regulations and political turmoil.
     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company’s business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
Critical Accounting Policies
     There have been no major changes to the Company’s critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2006 Annual Report on Form 10-K.

Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2006	2005
Net sales:
Product	83.3%	85.5%
Services	16.7	14.5

Total net sales	100.0	100.0
Gross profit:
Product	7.0	5.2
Services	6.1	4.4

Total gross profit	13.1	9.6
Selling and marketing expenses	8.8	7.7
General and administrative expenses	4.0	3.3

Operating income (loss)	0.3	(1.4)
Interest (income) expense,net	(0.1)	0.0
Other income, net.	(0.0)	0.0

Income (loss) before taxes and minority interest	0.4	(1.4)
Provision for income taxes	0.0	—

Income (loss) before minority interest	0.4	(1.4)
Minority interest	(0.0)	(0.1)

Net income (loss)	0.4%	(1.3)%

Comparison of the Results of Operations for the Three Months ended December 31, 2006 and 2005
     NET SALES. Net sales decreased $3.1 million, or 3.9%, to $75.6 million in the December 2006 quarter from $78.7 million in the December 2005 quarter. The decline in net sales for the quarter-over quarter comparison was concentrated in product net sales which declined $4.3 million while service net sales improved $1.3 million. The decline in product net sales during the December 2006 quarter was due to a slow down in purchasing from some of the Company’s major customers as well as a loss of some customer business that was not replaced. Sequentially, total net sales in the December 2006 quarter decreased $3.1 million from the results recorded for the September 2006 quarter.
     Product net sales decreased $4.3 million, or 6.4%, to $63.0 million in the December 2006 quarter from $67.3 million in the December 2005 quarter. Within product net sales, software agency commissions continued to contribute positively to net sales improving $1.0 million in the December 2006 quarter as compared to the December 2005 quarter.
     Service net sales increased $1.3 million, or 10.7%, to $12.7 million in the December 2006 quarter from $11.4 in the December 2005. PBPO and Ovex collectively were responsible for the majority of the increase by contributing $1.0 million to the service net sales.
     No single customer accounted for more than 10% of total net sales in the December 2006 quarter, nor in the December 2005 quarter. The top twenty-five customers accounted for 60.9% and 66.2%, respectively, of total net sales for the December 2006 and 2005 quarters.

     GROSS PROFIT. Total gross profit increased $2.4 million, or 31.3%, to $9.9 million in the December 2006 quarter from $7.5 million in the December 2005 quarter. Product gross profits contributed $1.2 million of the $2.4 million increase helped by a $1.0 million increase in software agency commissions. Agency commissions result from revenues received from software publishers for which there are no related direct costs and therefore have a very large impact on gross profits.
     Services contributed $1.2 million of the $2.4 million increase gross profits. Approximately 33% of the $1.1 million increase in service gross profits resulted from PBPO’s net sales of outsourcing services, principally through Ovex. As a result of the Ovex acquisition, any Ovex profits on intercompany sales to PBPO have been eliminated. This has resulted in an increase in the gross margin percentage to 42% in December 2006 quarter from 29% in the December 2005 quarter.
     The remaining services gross profit increase after elimination of the above portion contributed by the Company’s affiliates of approximately $0.8 million came from the Company’s core operations. The term “core operations” excludes those operations of Premier BPO, Inc. and Ovex Pakistan (Private) Limited, which are related to business process outsourcing. The $0.8 million core services gross profit increase can be attributed principally to two major service customers in which the Company, for one, performs logistics and asset management services and for the other under maintenance contract provides various desk top services.
     Expressed as a percentage of net sales, gross margin percentages were 13.1% in the December 2006 quarter up from the 9.6% in the December 2005 quarter but less than the 14.5% recorded in the September 2006 quarter. On a sequential basis, gross profit declined $1.5 million in the December 2006 quarter from the $11.4 million recorded in the September 2006 quarter.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $0.5 million, or 7.9%, to $6.6 million in the December 2006 quarter, from $6.1 million in the December 2005 quarter. Wages and wage related expenses increased $0.7 million in the December 2006 quarter from the December 2005 quarter, including commissions that are based upon gross profit sales dollars. In addition, in the prior fiscal year 2005 quarter, $0.3 million of escheat monies were favorably settled with customers that reduced selling and marketing expenses that was not repeated in the current December 2006 quarter. Offsetting the $1.0 million increase resulting from the wage related increase and reduction in income from escheat settlements, in part, was $0.3 million in co-op funds received from vendors and a reduction in offshore business processing service cost of $0.1 million from the consolidation of Ovex.
     On a sequential basis, selling and marketing expenses decreased $0.6 million in the December 2006 quarter from the $7.2 million incurred in the September 2006 quarter. Selling and marketing expenses as a percentage of net sales increased 1.1% to 8.8% in the December 2006 quarter from the 7.7% recorded in the December 2005 quarter.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.6 million in the December 2006 quarter, or 21.4%, to $3.1 million from $2.5 million in the December 2005 quarter. Ovex and PBPO contributed collectively $0.2 million of the $0.6 million increase. The remaining $0.4 million was due to the legal settlement of $0.2 million and $0.2 million of increased legal expense.

     On a sequential basis, general and administrative expenses increased $0.4 million in the December 2006 quarter from the $2.7 million incurred in the September 2006 quarter. When expressed as a percentage of net sales, general and administrative expenses increased 0.7% to 4.0% in the December 2006 quarter from the 3.3% reported in the December 2005 quarter.
     OPERATING INCOME (LOSS). The Company’s operating income was $0.3 million in the December 2006 quarter compared with an operating loss of $1.1 million in the December 2005 quarter. The $1.4 million increase in operating income during the December 2006 quarter was due to an increase in gross profits of $2.4 million less a $1.0 million increase in operating expenses.
     INTEREST (INCOME) EXPENSE, NET. At December 31, 2006, net interest (income) expense was comprised of the following:

	Three Months Ended
	December 31,
	(In Thousands)
	2006	2005
Interest (income)	$(92)	$(29)
Interest expense (credit)	53	23

	$(39)	$(6)

     Interest income results principally from short-term money market investments earned from excess cash holdings. Interest expense results principally from lease financing. Ovex and PBPO collectively were responsible for $23,000 of the $53,000 of interest expense incurred in the December 2006 quarter.
     PROVISION FOR INCOME TAXES. For the December 2006 quarter, the Company estimated an income tax expense of $22,000. The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the alternative minimum tax that limits the application of net operating loss carry forwards to 90% of taxable income.
     As of December 31, 2006, the Company had an available federal net operating loss carry forward of approximately $6.6 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns an approximate 30% voting interest in PBPO as of December 31, 2006 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. In prior periods, since inception, PBPO incurred losses that were allocated to the “minority interest” not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners. After the “minority interest” “at risk” capital had been absorbed by losses, all remaining losses were allocated to the Company, without regard for exceeding the $0.8 million of Company capital that was “at risk”. As a result the Company absorbed $1.8 million of such losses that were in excess of its investment in PBPO common stock. Under

Accounting Research Bulletin 51, should future earnings materialize, the Company can recover the excess losses taken. Accordingly, with the December 2006 quarter being the first quarter in which PBPO has realized net income, 100% of the $51,000 of PBPO net income was allocated to the Company.
     In addition, effective October 1, 2006, the Company acquired 70% interest in the Ovex companies. As a result, 30% of the earnings in the profitable Ovex company were allocated to the minority interest and because the amount of the loss of the unprofitable Ovex company was in excess of the amount of minority capital “at risk” the excess losses were allocated to the Company.
     NET INCOME (LOSS). Net income for the December 2006 quarter was $0.3 million compared with a net loss of $1.0 million in the December 2005 quarter. The increase of $1.3 million in net income for the December 2006 quarter was due to a $1.4 million increase in operating income less a reduction in income from minority interest allocations of $0.1 million. Expressed as a percentage of net sales, net income in the December 2006 quarter was 0.4% of net sales compared with a negative 1.3% in the December 2005 quarter.
Liquidity and Capital Resources
     During the three months ended December 31, 2006, operating activities provided cash of $5.9 million compared with $3.1 million provided in the comparable prior fiscal year period. The $2.8 million improvement can be attributed principally to the $1.3 million increase in net income and the $1.3 million increase in net change in operating assets and liabilities as compared with the three months ended December 31, 2005.
     The Company’s net accounts receivable balance at December 31, 2006 and September 30, 2006, was $50.6 million and $46.4 million, respectively. The number of days’ sales outstanding in accounts receivable was 61 days as of December 31, 2006, which represents a two day increase from the 59 days reported in the December 2005 quarter, and a nine day increase from the 52 days as of September 30, 2006. The nine day increase from the September 30, 2006 was from a higher concentration of current account receivables in the December 31, 2006 than was present in the prior sequential quarter.
     Inventories increased $1.1 million, from $4.2 million at September 30, 2006 to $5.3 million at December 31, 2006. Most of the Company’s reported inventory balances consist of in-transit inventory, representing sales orders that are in the process of being filled. Of the remaining balance of physical inventory on hand, much of that is product ordered by customers and in the process of configuration before shipment and billing.
     Investing activities for the three months ended December 31, 2006 used cash of $2.6 million, an increase of $2.4 million from the $0.2 million used in the comparable prior fiscal year period. The increase was from the $1.3 million expended for the Ovex business acquisition, the $0.6 million in short-term cash investments and the $0.5 million increase in expenditures for the purchases of property and equipment.
     Financing activities used cash of $2.5 million during the three month period ended December 31, 2006, $0.5 million more than the $2.0 million provided in the comparable prior fiscal year period. The principal reason for the increase of cash used by financing activities was from the $0.5 million increase in net repayments under the Company’s line of credit during the December 2006 quarter.

     As of December 31, 2006, the Company had approximately $11.0 million in cash and working capital of $15.4 million. The Company has a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 10 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of December 31, 2006.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of December 31, 2006, approximately $13.2 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $16.8 million after taking into consideration the available collateral and borrowing limitations under the agreements.
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

Obligations and Commitments
     As of December 31, 2006, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$1,005	$540	$291	$107	$66
Operating lease obligations	$1,740	$918	$736	$85	$—
Line of credit	$13,164	$13,164	$—	$—	$—
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
     The Company is exposed to foreign exchange rate differences to the extent of its investment in the Ovex companies in Pakistan. To date the Company has not entered into any hedging transactions or market sensitive instruments to attempt to reduce our exposure to foreign currency exchange risks.
     The Company is also committed to obligations represented by operating leases for office facilities and various types of office equipment which were fully disclosed in the Company’s Form 10-K filed for the fiscal year ended September 30, 2006. The Company has no commercial paper, derivatives, swaps, or hedges to disclose and evaluate for market risks.
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
     (b) Changes in internal controls
     There were no changes to internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While the outcome of proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows. Except as set forth below, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice Corporation, “Softchoice”. Terms of the settlement agreement stipulate that a payment to Softchoice Corporation of $212,500 be made. The full amount of the settlement has been recognized in the December 2006 quarter financial statements. The settlement was a business decision and in entering into the Settlement, the Company made no admission of liability.
     In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”). Websense, Inc. was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor. Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of their products. The settlement was a business decision and in entering into the Settlement, the Company made no admission of liability.
     In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC. The complaint by the current owner of the Company’s former leased configuration facility in Ontario, California, centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.

     In February 2007, the Company filed a cross-complaint in the Church Gardens LLC litigation matter. The cross-complaint asks that the Company’s $90,720 security deposit be returned with interest. In addition, the Company claims that the plaintiff engaged in unfair business practices in retaining its deposit and in not allowing the removal of certain personal property that the Company owned and that the plaintiff engaged in unlawful conversion of certain property belonging to the Company. The Company also asks the court to grant declaratory relief as to the Company’s actions in its attempts to preserve the disputed property pending a judicial determination of rights. The Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company’s property.
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

Date: February 14, 2007