Form 10-Q
period 2007-03-31
EN POINTE TECHNOLOGIES INC
filed 2007-05-14
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May14, 2007, 7,150,193 shares of common stock of the Registrant were issued and outstanding.

INDEX
En Pointe Technologies, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2007 and September 30, 2006

Condensed Consolidated Statements of Operations — Three and six months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows — Six months ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements — March 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Signatures

Items 1A, 2, 3, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	March 31,	September 30,
	2007	2006
ASSETS:
Current assets:
Cash	$7,503	$10,240
Restricted cash	75	74
Short term cash investment	1,968	—
Accounts receivable, net	43,834	46,417
Inventories, net	7,639	4,201
Prepaid expenses and other current assets	951	1,067

Total current assets	61,970	61,999

Property and equipment, net of accumulated depreciation and amortization	4,307	2,765

Other assets	2,408	1,474

Total assets	$68,685	$66,238

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$16,224	$19,105
Borrowings under line of credit	18,086	15,673
Accrued liabilities	5,317	5,796
Accrued taxes and other liabilities	6,794	4,928

Total current liabilities	46,421	45,502
Long term liabilities	540	238

Total liabilities	46,961	45,740

Minority interest	1,973	1,487

Stockholders’ equity:
Preferred stock, $.001 par value: Shares authorized—5,000,000 No shares issued or outstanding	—	—
Common stock, $.001 par value: Shares authorized—15,000,000; with 7,150,193 and 6,976,366 shares issued	7	7
Additional paid-in capital	42,045	41,767
Treasury stock	(1)	(1)
Accumulated deficit	(22,300)	(22,762)

Total stockholders’ equity	19,751	19,011

Total liabilities and stockholders’ equity	$68,685	$66,238

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales:
Product	$63,225	$59,433	$126,187	$126,691
Service	11,273	11,579	23,931	23,010

Total net sales	74,498	71,012	150,118	149,701

Cost of sales:
Product	57,399	54,539	115,096	117,741
Service	7,013	7,235	15,063	15,201

Total cost of sales	64,412	61,774	130,159	132,942

Gross profit:
Product	5,826	4,894	11,091	8,950
Service	4,260	4,344	8,868	7,809

Total gross profit	10,086	9,238	19,959	16,759

Selling and marketing expenses	7,170	7,691	13,721	13,766
General and administrative expenses	2,756	2,692	5,813	5,210

Operating income (loss)	160	(1,145)	425	(2,217)

Interest income, net	93	54	131	61
Other income, net	23	20	39	35

Income (loss) before income taxes and minority interest	276	(1,071)	595	(2,121)
Provision for income taxes	4	—	26	—

Income (loss) before minority interest	272	(1,071)	569	(2,121)
Minority interest	(59)	34	(84)	87

Net income (loss)	$213	$(1,037)	$485	$(2,034)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(10)	—	(23)	—

Comprehensive income (loss)	$203	$(1,037)	$462	$(2,034)

Net income (loss) per share:
Basic	$0.03	$(0.15)	$0.07	$(0.29)

Diluted	$0.03	$(0.15)	$0.07	$(0.29)

Weighted average shares outstanding:
Basic	7,149	6,995	7,136	6,986

Diluted	7,517	6,995	7,453	6,986

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$485	$(2,034)
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	1,146	681
Amortization of deferred gain on sale-leaseback		221
Allowances for doubtful accounts, returns, and inventory	83	273
Minority interest in income (loss) of affiliates	84	(87)
Net change in operating assets and liabilities	(2,432)	(2,239)

Net cash used by operating activities	(634)	(3,185)

Cash flows from investing activities:
Acquisition of business	(1,302)	(550)
Short-term cash investment	(1,968)
Purchase of property and equipment	(1,128)	(394)

Net cash used by investing activities	(4,398)	(944)

Cash flows from financing activities:
Net borrowings under line of credit	2,413	4,515
Proceeds from convertible bond issued by affiliate	—	50
Stock offering by affiliate	100	—
Proceeds from exercise of employee stock options	38	100
Payment on long term liabilities	(256)	(192)

Net cash provided by financing activities	2,295	4,473

(Decrease) increase in cash	$(2,737)	$344

Supplemental disclosures of cash flow information:
Interest paid	$139	$39

Income taxes paid	$23	$31

Capitalized leases	$484	$—

Stock issued for acquisition of business	$240	$—

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheet of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, (ii) effective October 1, 2006, its majority-owned subsidiaries Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) effective October 2003, its minority-owned Premier BPO, Inc. (a Variable Interest Entity, see Note 8) (collectively, the “Company” or “En Pointe”), at March 31, 2007, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2007 and 2006, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. It is suggested that these condensed financial statements be read in conjunction with the Company’s most recent Form 10-K for the fiscal year ended September 30, 2006.
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
Note 3 – Computation of Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$213	$(1,037)	$485	$(2,034)

Weighted average shares outstanding	7,149	6,995	7,136	6,986
Effect of dilutive securities:
Dilutive potential of options	368	—	317	—

Weighted average shares and share equivalents outstanding	7,517	6,995	7,453	6,986

Basic income (loss) per share	$0.03	$(0.15)	$0.07	$(0.29)

Diluted income (loss) per share	$0.03	$(0.15)	$0.07	$(0.29)

Note 4 – Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.
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
Note 5 – Acquisition of Business
     On September 19, 2006, the Company entered into a share purchase agreement with Omar Saeed and Arif Saeed (the “Saeeds”), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited (“OvexUS”) and Ovex Pakistan (Private) Limited (“OvexDomestic). Both companies are engaged in providing business process outsourcing (“BPO”) services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006. Additionally, pursuant to the terms of the agreement, the boards of directors of OvexUS and OvexDomestic were each reconfigured to consist of three members; one designated by the Company (as of March 31, 2007, Edward O. Hunter, a director of the Company, served as the Company’s designee), one designated by the Saeeds and one designated mutually by the two designees.
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

     The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended March 31, 2006 as if the acquisition of Ovex and SMI had occurred on October 1, 2005 (in thousands, except per share amounts). The pro forma for the March 31, 2007 period is not presented since both acquisitions were fully integrated during the first quarter of fiscal 2007.

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$71,427	$71,012	$152,339	$149,701
Net loss	$(998)	$(1,037)	$(1,805)	$(2,034)
Net loss per share:
Basic	$(0.14)	$(0.15)	$(0.25)	$(0.29)

Diluted	$(0.14)	$(0.15)	$(0.25)	$(0.29)

Weighted average shares outstanding:
Basic	7,093	6,995	7,084	6,986

Diluted	7,093	6,995	7,084	6,986

Note 6 – Goodwill and Other Intangibles
     At March 31, 2007, intangibles consisting of goodwill, customer relationships and covenants not to compete consisted of the following:

	Cost
		Customer	Covenant
In Thousands	Goodwill	Relationships	Not to Compete
10/11/02 Tabin acquisition	$230	$470	$—
10/01/04 Viablelinks acquisition	88	200	—
01/18/06 Software Medium acquisition	304	153	460

Balance at 09/30/06	623	823	460
10/01/06 Ovex companies acquisition	458	98	420

Balance at 3/31/07	$1,081	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method		SYD	SL

	Accumulated Amortization
	Customer	Covenant
In Thousands	Relationships	Not to Compete
Balance at 09/30/06	$560	$115
Amortization year-to-date	93	119

Balance at 3/31/07	$653	$234

     At March 31, 2007, amortization of customer relationships and covenant not to compete for current and future years is as follows:

In Thousands	Tabin	Viablelinks	Software Medium	Ovex	Total
Prior year accumulated amortization	$402	$120	$153	$—	$675
Six month amortization	34	20	99	58	211

Accumulated amortization	$436	$140	$252	$58	$886

Remaining fiscal 2007amortization	$34	$20	$98	$58	$210
Amortization for fiscal 2008		27	187	110	324
Amortization for fiscal 2009	—	13	61	104	178
Amortization for fiscal 2010	—		13	97	110
Amortization for fiscal 2011	—	—	3	91	94
Amortization for fiscal 2012	—	—	—	—	0

Total future amortization	$34	$60	$362	$460	$916

					0
Total amortization	$470	$200	$614	$518	$1,802

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

	As of and for the Three Months Ended March 31, 2007
	US	Pakistan
	Sales of Product	Business Process	Intersegment		Consolidated
In Thousands	and Services	Services	Eliminations		Total
Sales from non affiliated customers	$74,321	$177	$		$74,498
Intersegment sales	$0	$1,840		$(1,840)	$0
Depreciation and amortization	$511	$91	$		$602
Segment profit (loss)	$112	$174		$(73)	$213
Segment assets	$65,193	$4,356		$(664)	$68,885

	As of and for the Six Months Ended March 31, 2007
	US	Pakistan
	Sales of Product	Business Process	Intersegment		Consolidated
In Thousands	and Services	Services	Eliminations		Total
Sales from non affiliated customers	$149,637	$481	$		$150,118
Intersegment sales	$0	$3,344		$(3,344)	$0
Depreciation and amortization	$929	$265	$		$1,194
Segment profit (loss)	$335	$231		$(81)	$485
Segment assets	$65,193	$4,356		$(664)	$68,885
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
     PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company. One of the Company’s board members, Mark Briggs, owns approximately 17% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer. Further, the Company’s President, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO. In addition, the Saeeds, 30% minority owners of OvexUS, own collectively approximately 16% of PBPO. The Saeeds also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their outstanding five-year notes that aggregated $603,000 in principal and interest. The preferred shares held by the Saeeds are a component of their minority interest but are excluded from their approximate 16% voting interest in PBPO referenced above and are not subject to any allocation of PBPO losses.
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
     In September 2005, PBPO entered into a five year cost-plus fixed fee service agreement with OvexUS to supply contracted employees and an operating facility in Lahore, Pakistan. In addition, PBPO agreed to provide certain marketing services for OvexUS. The agreements can be terminated with thirty days written notice by PBPO. In September 2005, PBPO canceled its option to purchase OvexUS in consideration for the payment of $200,000 by OvexUS. The $200,000 is being amortized over five years, to run concurrent with the five year service agreement entered into with OvexUS. In addition, OvexUS purchased certain office equipment from PBPO with a net book value of $124,000 for $150,000.
Note 9 – Minority Interest
     The Company has a 70% interest in the Ovex companies and a 30% interest in PBPO, which gives rise to minority interest for the ownership portions not held by En Pointe.

     The changes in minority interest since September 30, 2006 are as follows:

Minority Interest
(in thousands)

Beginning balance at October 1, 2006	$1,487
Minority interest of Ovex companies	302
PBPO private stock offering	100
Earnings allocated to minority interest	84

Ending balance at March 31, 2007	$1,973

Note 10 – Financing Facility
     In June 2004, the Company closed a $30.0 million replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”). The term of the facility is for a period of three years ending in June 2007, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term is defined in such agreement. Borrowings under the line of credit agreement are collateralized by accounts receivable, inventory and substantially all of the Company’s assets. With the financing facility up for renewal in June 2007, the Company is currently negotiating with lenders to determine which lender can provide the most attractive financing on terms as favorable, if not more favorable, as those terms provided in its expiring GE line and intends to conclude its negotiations within the next few weeks.
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
     In May 2006, GE further amended the covenants contained in the working capital and flooring agreements effective for the March 2006 quarter and going forward as follows:
1.	There will be no EBITDA requirement until the June 2007 quarter. Commencing with the June 2007 quarter, the ratio of EBITDA to interest expense for the twelve month trailing period ending on the last day of each fiscal quarter will not be less than 1.25:1.0

2.	The requirement that tangible net worth and subordinated debt must equal or exceed $14.0 million was reduced to lesser amounts commencing with the March 2006 quarter-end. The revised ratios in millions for March 2006, June 2006, September 2006 and March 2007 are $12.9, $11.9, $12.3, and $12.8, respectively. For each quarter-end after March 2007 the ratio shall be $12.8 million.

3.	The requirement that the ratio of debt minus subordinated debt to tangible net worth and subordinated debt not exceed 4.5:1.0 for each December and June quarter-end and 4.0:1.0 for each March and September quarter-end was increased to greater ratio amounts commencing with the June 2006 quarter-end. The revised ratios are 5.50:1.0 for the June 2006 quarter-end and 4.75:1.0 for each quarter-end thereafter.

4.	The requirement that the ratio of current tangible assets to current liabilities must not be less than 1.2:1.0 was unchanged.
     As of March 31, 2007, approximately $18.1 million in borrowings was outstanding under the Company’s GE financing facility and the Company had additional borrowings available of approximately $11.9 million after taking into consideration the available collateral and borrowing limitations under the agreements. As of March 31, 2007, the Company was in compliance with its debt covenants under the foregoing agreements.
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
     In March 2005, the lessee of the sublet space discontinued rental of the property and the Company took possession of 100% of the facility, which was needed for its own internal operations. Under SFAS No. 98, the lease then qualified as a “normal leaseback” and the Company has thus removed from its consolidated balance sheet the carrying value of the leased property including the land, building, and other depreciable property with an approximate net book value of $4.3 million along with $5.0 million of related liability. Lease payments thereafter were accounted for as rental expense.
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
Note 12 – Litigation
     In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice. Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made. The full amount of the settlement has been recognized in the March 2007 quarter financial statements. The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.
     In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”). Websense, Inc. was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor. Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of its products. The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited (collectively referred to as “Ovex”), and its minority-owned Premier BPO, Inc. (a Variable Interest Entity, see Note 8, referred to as “PBPO”) are collectively referred to as the “Company” or “En Pointe.”
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

Comparisons of Financial Results
     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales:
Product	84.9%	83.7%	84.1%	84.6%
Services	15.1	16.3	15.9	15.4

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	7.8	6.9	7.4	6.0
Services	5.7	6.1	5.9	5.2

Total gross profit	13.5	13.0	13.3	11.2
Selling and marketing expenses	9.6	10.8	9.1	9.2
General and administrative expenses	3.7	3.8	3.9	3.5

Operating income (loss)	0.2	(1.6)	0.3	(1.5)
Interest income, net	0.1	0.1	0.1	0.0
Other income, net	0.1	0.0	0.1	0.1

Income (loss) before taxes and minority interest	0.4	(1.5)	0.5	(1.4)
Provision for income taxes	0.0	0.0	0.0	0.0

Income (loss) before minority interest	0.4	(1.5)	0.5	(1.4)
Minority interest	(0.1)	0.0	(0.2)	(0.0)

Net income (loss)	0.3%	(1.5)%	0.3%	(1.4)%

Comparison of the Results of Operations for the Three Months and Six Months ended March 31, 2007 and 2006
     NET SALES. Net sales increased $3.5 million, or 4.9%, to $74.5 million in the March 2007 quarter from $71.0 million in the March 2006 quarter. The increase in net sales for the quarter-over quarter comparison was concentrated in product net sales which increased $3.8 million while service net sales declined $0.3 million. Sequentially, total net sales in the March 2007 quarter decreased $1.1 million from the $75.6 million results recorded for the December 2006 quarter, which is reflective of the general trend of seasonally low sales in March quarters.
     For the six months ended March 31, 2007, net sales increased $0.4 million, or 0.3%, to $150.1 million from $149.7 million in the comparable 2006 period. The increase in net sales for the six month period resulted from a $0.9 million increase in service sales, offset, in part with a $0.5 million product sales decline.
     Product net sales increased $3.8 million, or 6.4%, to $63.2 million in the March 2007 quarter from $59.4 million in the March 2006 quarter. Within product net sales, software sales contributed the majority of the product net sales increase in the March 2007 quarter as compared to the March 2006 quarter. Sequentially, product net sales for the March 2007 quarter were essentially flat increasing $0.2 million from the December 2006 quarter. For the six months ended March 2007 product net sales remained relatively unchanged decreasing by a marginal $0.5 million to $126.2 million from $126.7 million in the comparable 2006 period.
     Service net sales decreased $0.3 million, or 2.6%, to $11.3 million in the March 2007 quarter from $11.6 in the March 2006 quarter. However, service net sales for PBPO and Ovex collectively increased $1.0 million, or 83.3%, to $1.6 million in the March 2007 from the $0.6 million in the March 2006 quarter. The Company’s core (defined as operations exclusive of PBPO and Ovex) service net sales caused the $0.3 million decline in overall service sales as the core service net sales declined $1.4 million, or 12.8%, to $9.6 million in the March 2007 quarter from the $11.0 million in the March 2006 quarter. The principal reasons for the decline were from the conclusion of a major service contract and from a reduction in continuing business from a major mortgage lender customer due to the slowdown in the mortgage industry. It is anticipated that these same factors will continue to adversely impact service revenues in future quarters. Sequentially, service net sales for the March 2007 quarter declined $1.4 million from the December 2006 quarter.
     For the six months ended March 2007, service net sales increased $0.9 million, or 4.0%, to $23.9 million from the $23.0 million in the comparable 2006 period. The increase in service net sales was from PBPO and Ovex that contributed $1.6 million and $0.5 million, respectively, offsetting a decline in core service net sales of $1.2 million.
     No single customer accounted for more than 10% of total net sales in the March 2007 quarter, nor in the March 2006 quarter. The top twenty-five customers accounted for 60.7% and 66.5%, respectively, of total net sales for the March 2007 and 2006 quarters.
     GROSS PROFIT. Total gross profit increased $0.9 million, or 9.2%, to $10.1 million in the March 2007 quarter from $9.2 million in the March 2006 quarter. Product gross profits were responsible for the increase since service gross profits remained relatively constant. The increase in gross profit was attributable to improved margins as product gross profit increased 1.0% to 9.2% for the March 2007 quarter over the 8.2% reported during the March 2006 quarter. Sequentially, the March 2007 quarter also improved over the December 2006 quarter’s 8.4%.
     For the six months ended March 2007, service gross profits increased $1.1 million, or 13.6%, to $8.9 million from the $7.8 million in the comparable 2006 period. The majority of the service gross profit increase was attributable to PBPO and Ovex that collectively provided $0.8 million of such increase.
     Expressed as a percentage of net sales, the gross margin percentage was 13.5% in the March 2007 quarter up 0.5% from the 13.0% in the March 2006 quarter as well as being up 0.4% from the December 2006 quarter gross margin percentage of 13.1%. The gross margin percentage for PBPO for the same comparable periods improved 11.5% to 40.4% with 5.5% of the increase coming from elimination of intercompany costs in consolidating Ovex, the primary business process outsourcing for PBPO.
     SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $0.5 million, or 6.8%, to $7.2 million in the March 2007 quarter, from $7.7 million in the March 2006 quarter. Wages and wage related expenses decreased $0.4 million in the March 2007 quarter from the March 2006 quarter, the majority of which related to guaranteed draws that were present in the March 2006 quarter when new sales personnel were added that was not present in the March 2007 quarter. In addition, co-op funds received from vendors to reimburse certain marketing and selling expenses increased by $0.2 million in the March 2007 quarter.
     Selling and marketing expenses as a percentage of net sales decreased 1.2% to 9.6% in the March 2007 quarter from the 10.8% recorded in the March 2006 quarter. On a sequential basis, selling and marketing expenses increased $0.6 million in the March 2007 quarter from the $6.6 million incurred in the December 2006 quarter.

     For the six months ended March 2007, selling and marketing expenses remained relatively flat, decreasing nominally $0.1 million to $13.7 million from the comparable 2006 period.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased a nominal $0.1 million in the March 2007 quarter, or 2.4%, to $2.8 million from $2.7 million in the March 2006 quarter. Ovex and PBPO contributed collectively $0.1 million of the increase during the March 2007 quarter.
     On a sequential basis, general and administrative expenses decreased $0.3 million in the March 2007 quarter from the $3.1 million incurred in the December 2006 quarter. When expressed as a percentage of net sales, general and administrative expenses decreased 0.1% to 3.7% in the March 2007 quarter from the 3.8% reported in the March 2006 quarter.
     For the six months ended March 2007, general and administrative expenses increased $0.6 million, or 11.6%, to $5.8 million from $5.2 million in the comparable 2006 period. Most of the increase came from Ovex and PBPO that collectively contributed $0.4 million of the increase in general and administrative expenses.
     OPERATING INCOME (LOSS). The Company’s operating income was $0.2 million in the March 2007 quarter compared with an operating loss of $1.1 million in the March 2006 quarter. The $1.3 million increase in operating income during the March 2007 quarter was due to an increase in gross profits of $0.9 million plus a $0.4 million reduction in operating expenses.
     For the six months ended March 2007, operating income was $0.4 million compared with an operating loss of $2.2 million in the comparable 2006 period. The $2.6 million increase was due to an increase in gross profits of $3.2 million less a $0.6 million increase in operating expenses
     INTEREST (INCOME) EXPENSE, NET. At March 31, 2007, net interest (income) expense was comprised of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
In Thousands	2007	2006	2007	2006
Interest income	$179	$70	$270	$100
Interest expense	(86)	(16)	(139)	(39)

	$93	$54	$131	$61

     Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments. Interest expense results principally from lease financing.
     PROVISION FOR INCOME TAXES. For the March 2007 quarter, the Company estimated an income tax expense of $4,000. The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the alternative minimum tax that limits the application of net operating loss carry forwards to 90% of taxable income.

     As of March 31, 2007, the Company had an available federal net operating loss carry forward of approximately $6.1 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.
     MINORITY INTEREST. Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated. The Company owns an approximate 30% voting interest in PBPO as of March 31, 2007 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements. In fiscal year 2006, the minority interest was allocated $34,000 and $87,000 of PBPO losses respectively for the three and six month periods.
     In fiscal year 2007, the Company acquired 70% interest in two Ovex companies. Accordingly, 30% of the earnings in the two Ovex companies which collectively produce net profits were allocated to the minority interest. This has resulted in profits, as contrasted to losses in fiscal year 2006, being allocated to the minority interest of $59,000 and $84,000 respectively for the three and six month periods.
     NET INCOME (LOSS). Net income for the March 2007 quarter was $0.2 million compared with a net loss of $1.0 million in the March 2006 quarter. The increase of $1.2 million in net income for the March 2007 quarter was due to a $1.3 million increase in operating income less a reduction in income from minority interest allocations of $0.1 million. Expressed as a percentage of net sales, net income in the March 2007 quarter was 0.3% of net sales compared with a negative 1.5% in the March 2006 quarter.
     For the six months ended March 2007, net income was $0.5 million compared with a net loss of $2.0 million in the comparable 2006 period. The $2.5 million increase was due to an increase in operating income of $2.6 million reduced by $0.1 million of non operating income and expense.
Liquidity and Capital Resources
     During the six months ended March 31, 2007, operating activities used cash of $0.6 million compared with $3.2 million used in the comparable prior fiscal year period. The $2.6 million improvement can be attributed principally to the $2.5 million increase in net income as compared with the prior six months ended March 31, 2006.
     The Company’s net accounts receivable balance at March 31, 2007 and September 30, 2006, was $43.8 million and $46.4 million, respectively. The number of days’ sales outstanding in accounts receivable was 53 days as of March 31, 2007 as compared with 52 days as of September 30, 2006.
     Inventories increased $3.4 million, from $4.2 million at September 30, 2006 to $7.6 million at March 31, 2007. The increase was due principally to $1.5 million of inventory purchased for customer orders that will be billed in the subsequent quarter and $1.6 million of product that was shipped to customers at quarter end and was in-transit.
     Investing activities for the six months ended March 31, 2007 used cash of $4.4 million, an increase of $3.4 million from the $1.0 million used in the comparable prior fiscal year period. The increase during the 2007 period was primarily from the $1.3 million expended for the Ovex business acquisitions and the $2.0 million in short-term cash investments made by the Company.

     Financing activities provided cash of $2.3 million during the six month period ended March 31, 2007, $2.2 million less than the $4.5 million provided in the comparable prior fiscal year period. The principal reason for the decrease of cash provided by financing activities was that the Company reduced its net borrowings under its line of credit by $2.1 million.
     As of March 31, 2007, the Company had approximately $7.5 million in cash and working capital of $15.5 million. The Company has a $30.0 million replacement working capital financing facility with GE. The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party. Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement. With the financing facility up for renewal in June 2007, the Company is currently negotiating with lenders to determine which lender can provide the most attractive financing on terms as favorable, if not more favorable, as those terms provided in its expiring GE line and intends to conclude its negotiations within the next few weeks.
     Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum. In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors. Such purchases from GE-approved vendors have been on terms that allow interest-free flooring. The financing agreements contain various liquidity financial covenants (see Note 10 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of March 31, 2007.
     The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets. As of March 31, 2007, approximately $18.1 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $11.9 million after taking into consideration the available collateral and borrowing limitations under the agreements.
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
Obligations and Commitments
     As of March 31, 2007, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$1,235	$649	$351	$194	$41
Operating lease obligations	$1,836	$1,095	$725	$16	$—
Line of credit	$18,086	$18,086	$—	$—	$—
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
     The Company is exposed to foreign exchange rate differences to the extent of its investment in the Ovex companies in Pakistan. To date the Company has not entered into any hedging transactions or market sensitive instruments to attempt to reduce its exposure to foreign currency exchange risks.
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
     (b) Changes in internal controls
     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
     In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice. Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made. The full amount of the settlement has been recognized in the March 2007 quarter financial statements. The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.
     In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”). Websense, Inc. was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor. Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of its products. The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.

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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of stockholders was held on March 16, 2007, with stockholders holding 6,602,780 shares of common stock (representing 92% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The stockholders elected all of the Company’s nominees for directors who constitute the entire Board of Directors. The votes were as follows:

	Votes For	Withheld
Attiazaz “Bob” Din	6,442,328	160,452
Naureen Din	6,446,228	156,552
Zubair Ahmed	6,224,752	378,028
Mark Briggs	6,456,059	146,721
Mansoor S. Shah	6,456,328	146,452
Timothy J. Lilligren	6,468,828	133,952
Edward Hunter	6,586,717	16,063

Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
By:	/s/ Javed Latif
Senior Vice President and
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 14, 2007