Form 10-Q
period 2007-06-30
EN POINTE TECHNOLOGIES INC
filed 2007-08-14
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2007
or
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28052
____________________

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

Large accelerated filer _____  Accelerated filer  _______   Non-accelerated filer     X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

As of August 14, 2007, 7,159,193 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 3. Item 4. PART II Item 1. Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2007 and September 30, 2006
Condensed Consolidated Statements of Operations and Comprehensive Income - Three and nine months ended June 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2007 and 2006
Notes to Condensed Consolidated Financial Statements - June 30, 2007

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

OTHER INFORMATION

Legal Proceedings

Exhibits
Signatures

Items 1A, 2, 3, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
Unaudited
(In Thousands Except Share and Per Share Amounts)

	June 30,	September 30,
	2007	2006
ASSETS:
Current assets:
Cash	$15,219	$10,240
Restricted cash	75	74
Short term cash investment	1,323	--
Accounts receivable, net	62,055	46,417
Inventories, net	11,576	4,201
Prepaid expenses and other current assets	1,123	1,067
Total current assets	91,371	61,999

Property and equipment, net of accumulated
depreciation and amortization	5,169	2,765

Other assets	2,310	1,474
Total assets	$98,850	$66,238

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$31,762	$19,105
Borrowings under line of credit	30,176	15,673
Accrued liabilities	5,487	5,796
Accrued taxes and other liabilities	8,687	4,928
Total current liabilities	76,110	45,502
Long term liabilities	596	238
Total liabilities	76,708	45,740

Minority interest	1,931	1,487

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,159,193 and 6,976,366
shares issued	7	7
Additional paid-in capital	42,070	41,767
Treasury stock	(1)	(1)
Accumulated deficit	(21,865)	(22,762)
Total stockholders' equity	20,211	19,011
Total liabilities and stockholders' equity	$98,850	$66,238

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Product	$87,863	$84,835	$214,050	$211,525
Service	12,104	10,789	36,035	33,800
Total net sales	99,967	95,624	250,085	245,325
Cost of sales:
Product	80,378	76,985	195,474	194,726
Service	7,701	7,147	22,764	22,349
Total cost of sales	88,079	84,132	218,238	217,075
Gross profit:
Product	7,485	7,850	18,576	16,799
Service	4,403	3,642	13,271	11,451
Total gross profit	11,888	11,492	31,847	28,250

Selling and marketing expenses	8,542	7,325	22,263	21,091
General and administrative expenses	3,093	3,237	8,907	8,446
Operating income (loss)	253	930	677	(1,287)

Interest income, net	90	60	222	120
Other income, net	30	24	69	60
Income (loss) before income taxes and minority interest	373	1,014	968	(1,107)
Provision for income taxes	3	26	29	26
Income (loss) before minority interest	370	988	939	(1,133)
Minority interest	42	28	(42)	115
Net income (loss)	412	1,016	897	(1,018)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	23	--	0	--
Comprehensive income (loss)	$435	$1,016	$897	$(1,018)

Net income (loss) per share:
Basic	$0.06	$0.14	$0.13	$(0.15)
Diluted	$0.06	$0.14	$0.12	$(0.15)

Weighted average shares outstanding:
Basic	7,150	7,027	7,141	7,000
Diluted	7,455	7,092	7,432	7,000

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$897	$(1,018)
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	1,797	1,101
Amortization of deferred gain on sale-leaseback		(303)
Allowances for doubtful accounts, returns, and inventory	86	586
Minority interest in income (loss) of affiliates	42	(115)
Net change in operating assets and liabilities	(7,297)	(6,072)
Net cash used by operating activities	(4,475)	(5,821)

Cash flows from investing activities:
Acquisition of business	(1,302)	(550)
Short-term cash investment	(1,323)
Purchase of property and equipment	(2,184)	(609)
Net cash used by investing activities	(4,809)	(1,159)

Cash flows from financing activities:
Net borrowings under line of credit	14,503	7,069
Proceeds from convertible bond issued by affiliate	--	50
Stock offering by affiliate	100	705
Proceeds from exercise of employee stock options	63	100
Payment on long term liabilities	(403)	(270)
Net cash provided by financing activities	14,263	7,654
Increase in cash	$4,979	$674

Supplemental disclosures of cash flow information:
Interest paid	$139	$62
Income taxes paid	$23	$31
Capitalized leases	$896	$--
Stock issued for acquisition of business	$240	$--

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, (ii) effective October 1, 2006, its majority-owned subsidiaries Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) effective October 2003, its minority-owned Premier BPO, Inc. (a "Variable Interest Entity") (collectively, the "Company" or "En Pointe"), at June 30, 2007, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended June 30, 2007 and 2006, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. It is suggested that these condensed financial statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2006.

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

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$412	$(1,037)	$897	$(2,034)

Weighted average shares outstanding	7,150	6,995	7,141	6,986
Effect of dilutive securities:
Dilutive potential of options	305	--	291	--
Weighted average shares and share equivalents
outstanding	7,455	6,995	7,432	6,986

Basic income (loss) per share	$0.06	$(0.15)	$0.13	$(0.29)
Diluted income (loss) per share	$0.06	$(0.15)	$0.12	$(0.29)

Note 3 – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159").  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately.  The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

Note 4 – Acquisition of Business

    On September 19, 2006, the Company entered into a Share Purchase Agreement with Omar Saeed and Arif Saeed (the "Saeeds"), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited ("OvexUS") and Ovex Pakistan (Private) Limited ("OvexDomestic," and collectively with OvexUS, "Ovex"). Both companies are engaged in providing business process outsourcing ("BPO") services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006.  Additionally, pursuant to the terms of the Agreement, the boards of directors of OvexUS and OvexDomestic were each reconfigured to consist of three members; one designated by the Company (as of June 30, 2007, Edward O. Hunter, a director of the Company, served as the Company’s designee), one designated by the Saeeds and one designated mutually by the two designees.

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended June 30, 2006 as if the acquisition of Ovex on October 1, 2006 and Software Medium, Inc. on January 18, 2006 had occurred on October 1, 2005 (in thousands, except per share amounts).  The pro forma for the June 30, 2007 period is not presented since both acquisitions were fully integrated during the first quarter of fiscal 2007.

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$95,985	$95,624	$248,324	$245,325
Net income (loss)	$1,041	$1,016	$(764)	$(1,018)
Net income (loss) per share:
Basic	$0.15	$0.14	$(0.11)	$(0.15)
Diluted	$0.14	$0.14	$(0.11)	$(0.15)
Weighted average shares outstanding:
Basic	7,125	7,027	7,098	7,000
Diluted	7,190	7,092	7,098	7,000

Note 5 – Goodwill and Other Intangibles

    In prior fiscal years the Company made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 1, 2004	Viablelinks, Inc. ("Viablelinks")
January 18 2006	Software Medium, Inc. and its subsidiary Veridyn, LLC ("Software Medium")

    At June 30, 2007, intangibles consisting of goodwill, customer relationships and covenants not to compete consisted of the following in (in thousands):

	Cost
			Covenants
	Goodwill	Customer Relationships	Not to Compete
Tabin	$230	$470	$--
Viablelinks	88	200	--
Software Medium	304	153	460
Balance at September 30, 2006	622	823	460
Ovex companies acquisition on October 1, 2006	458	98	420
Balance at June 30, 2007	$1,080	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method		SYD	SL

		Accumulated Amortization
			Covenant
		Customer	Not to
In Thousands		Relationships	Compete
Balance at 09/30/06		$560	$115
Amortization year-to-date		93	119
Balance at 6/30/07		$653	$234

    At June 30, 2007, amortization of customer relationships and covenant not to compete for current and future years is as follows (in thousands):

			Software
	Tabin	Viablelinks	Medium	Ovex	Total
Prior year accumulated amortization	$402	$120	$153	$--	$675
Nine month amortization	51	30	148	87	316
Accumulated amortization	$453	$150	$301	$87	$991

Remaining fiscal 2007amortization	$17	$10	$49	$29	$105
Amortization for fiscal 2008		27	187	110	324
Amortization for fiscal 2009	--	13	61	104	178
Amortization for fiscal 2010	--	--	13	97	110
Amortization for fiscal 2011	--	--	3	91	94
Amortization for fiscal 2012	--	--	--	--	0
Total future amortization	$17	$50	$313	$431	$811
					0
Total amortization	$470	$200	$614	$518	$1,802

Note 6 – Segment Reporting

With the October 2006 acquisition of 70% of the common stock of Ovex, the Company has identified two operating segments in which it is currently operating, as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."  The Company’s core operating segment is its sale of products and services to businesses in the United States.  Ovex operates in the business process outsourcing services segment.  The following table provides information as to how the two segments contributed to the Company’s operations and assets (in thousands):

	As of and for the Three Months Ended June 30, 2007
	US	Pakistan
	Sales of Product	Business Process		Intersegment	Consolidated
	and Services	Services		Eliminations	Total
Sales from non affiliated customers	$99,789	$178		$--	$99,967
Intersegment sales	$--	$2,181		$(2,181)	$0
Depreciation and amortization	$552	$33		$--	$585
Segment profit (loss)	$178	$192		$42	$412
Segment assets	$94,911	$4,710		$(671)	$98,950

	As of and for the Nine Months Ended June 30, 2007
	US	Pakistan
	Sales of Product	Business Process		Intersegment	Consolidated
	and Services	Services		Eliminations	Total
Sales from non affiliated customers	$249,426	$659	$		$250,085
Intersegment sales	$--	$5,525		$(5,525)	$0
Depreciation and amortization	$1,480	$222		$--	$1,702
Segment profit (loss)	$516	$423		$(42)	$897
Segment assets	$94,911	$4,710		$(671)	$98,950

Note 7 – Minority Interest

    The Company has a 70% interest in the Ovex companies and a 30% interest in Premier BPO, Inc. (“PBPO”), which gives rise to minority interest for the ownership portions not held by En Pointe.

The changes in minority interest since September 30, 2006 were as follows (in thousands):

Minority Interest
Beginning balance at October 1, 2006	$1,487
Minority interest of Ovex companies	302
PBPO private stock offering	100
Earnings allocated to minority interest	42
Ending balance at June 30, 2007	$1,931

Note 8 – Financing Facility

    On July 30, 2007, En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc. (collectively "En Pointe"), wholly-owned subsidiaries of En Pointe Technologies, Inc., and GE Commercial Distribution Finance Corporation (“GE”) entered into an Addendum (the "Addendum") to that certain Business Financing Agreement and that certain Agreement for Wholesale Financing, each dated June 25, 2004, as amended ("Agreement").  The original Agreements provided for a $30.0 million replacement working capital financing facility and expired on June 25, 2007, but were extended on June 13, 2007 to July 31, 2007 via a temporary overline letter agreement.

   The Addendum is effective July 25, 2007and the Company executed an acknowledgement to the Addendum in its capacity as Guarantor of the obligations under the Agreements.  Under terms of the Addendum, En Pointe has available collectively for borrowing under its accounts receivable and flooring facility up to $45.0 million dollars.  Under the Company’s flooring arrangement, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

    The Addendum is for a period of three years from August 1, 2007 and for successive one year periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by either party to either party.

    Effective for the quarter ended June 30, 2007 and succeeding quarters going forward, the Addendum deletes all prior financial covenants contained in the Agreements and restates them effective for the last day of each calendar quarter as follows:

a.	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.
b.	Debt minus Subordinated Debt to Tangible Net Worth and Subordinated Debt will not exceed 5.00:1.00 at June 30, 2007 and 4.75:1.00 for succeeding quarters thereafter.
c.	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended, shall be no more than (3.00:1.00).

    Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term is defined in such agreement.  Borrowings under the line of credit agreement are collateralized by accounts receivable, inventory and substantially all of the Company’s assets.

    As of June 30, 2007, approximately $30.2 million in borrowings was outstanding under the Company’s GE financing facility and the Company had additional borrowings available of approximately $14.8 million after taking into consideration the available collateral and borrowing limitations under the agreements.  As of June 30, 2007, the Company was in compliance with its debt covenants under the Addendum.

Note 9 – Litigation

In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice.  Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made.  The full amount of the settlement payment was recognized in the March 2007 quarterly financial statements.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.

In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”) relating to an action that was brought against the Company in February 2006 in the San Diego County Superior Court, Case No. GIC859375.  Websense, Inc. ("Websense") was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor.  Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of its products.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.

In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999 while occupying its former leased configuration facility in Ontario, California.  The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract.  The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.

    In January 2007, the former owner of the Company’s former leased configuration facility in Ontario, California filed suit against the current owner, Church Gardens LLC, in San Bernardino County Superior Court, Case No. RVC100476.  In March 2007, the current owner served the Company with a Cross-Complaint against the former owner and the Company in this latter lawsuit. On May 31, 2007, the Company answered the latter lawsuit and cross-claimed against the current owner, Church Gardens, LLC.  Both cases have now been consolidated for all purposes.  On July 25, 2007, Church Gardens, LLC filed its answer to the cross-complaint filed by the Company in the “latter”, now consolidated, case.  In February 2007, the Company filed a cross-complaint in the Church Gardens LLC litigation matter.  The cross-complaint asks that the Company’s $90,720 security deposit be returned with interest.  In addition, the Company claims that the plaintiff engaged in unfair business practices in retaining its deposit and in not allowing the removal of certain personal property that the Company owned and that the plaintiff engaged in unlawful conversion of certain property belonging to the Company.  The Company also asks the court to grant declaratory relief as to the Company’s actions in its attempts to preserve the disputed property pending a judicial determination of rights. The Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company’s property.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited (collectively referred to as “Ovex”), and its minority-owned Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) are collectively referred to as the “Company” or “En Pointe.”

    The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of En Pointe’s business, anticipated cost savings or other synergies, the markets for En Pointe’s services and products, anticipated capital expenditures, regulatory developments or competition; (ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects,""anticipates," "should," "could," “projects,” “potential,” or similar expressions; and (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

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

    Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

    There have been no major changes to the Company’s critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2006 Annual Report on Form 10-K.

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Product	87.9%	88.7%	85.6%	86.2%
Services	12.1	11.3	14.4	13.8
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	7.5	8.2	7.4	6.8
Services	4.4	3.8	5.3	4.7
Total gross profit	11.9	12.0	12.7	11.5
Selling and marketing expenses	8.5	7.6	8.9	8.6
General and administrative expenses	3.1	3.4	3.5	3.4
Operating income (loss)	0.3	1.0	0.3	(0.5)
Interest income, net	0.0	0.1	0.1	0.0
Other income, net	0.1	0.0	0.1	0.0
Income (loss) before taxes and minority interest	0.4	1.1	0.5	(0.5)
Provision for income taxes	0.0	0.0	0.0	0.0
Income (loss) before minority interest	0.4	1.1	0.5	(0.5)
Minority interest	(0.0)	0.0	(0.1)	(0.1)
Net income (loss)	0.4%	1.1%	0.4%	(0.4)%

Comparison of the Results of Operations for the Three Months and Nine Months ended June 30, 2007 and 2006

    NET SALES

NET SALES COMPARISONS
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
Period-to-Period Comparison	Change	2007	2006	Change	2007	2006
Net sales:
Product	$3.1	$87.9	$84.8	$2.6	$214.1	$211.5
Services	$1.3	$12.1	$10.8	$2.2	$36.0	$33.8
Total	$4.4	$100.0	$95.6	$4.8	$250.1	$245.3
Percentage change	4.6%			2.0%

		June 30,	March 31,
Sequential Comparison	Change	2007	2007
Net sales:
Product	$24.7	$87.9	$63.2
Services	$0.9	$12.1	$11.2
.	$25.6	$100.0	$74.4
Percentage change	34.4%

    There was a $4.4 million, or 4.6%, increase in net sales in the June 2007 quarter that was product related, much of which originated from local government sales that were 28.8% of total product sales and increased $9.9 million over the prior June 2006 quarter.  Sequentially, net sales increased $25.6 million, or 34.4%, when compared with the March 2007 quarter, which is generally a seasonally low quarter.  The nine month net sales increase was a milder $4.8 million, or 2.0%, but the increase was more evenly balanced between product and service.

While service net sales increased $1.3 million in the June 2007 quarter over the 2006 comparable quarter, sequentially, the service net sales increase came in at a lower rate of increase of $0.9 million from the March 2007 quarter.  Product sales picked up the slack and dominated with a $24.7 million increase over the prior period.  Included in product sales were software agency commissions that were $2.9 million in the current quarter an increase of $0.9 million over the $2.0 million generated in the June 2006 quarter.  Software agency fees carry no related costs and therefore favorably impact the gross profits.

The Company’s core service net sales (defined as operations exclusive of PBPO and Ovex) were flat at $10.2 million in the June 2007 quarter compared with $10.1 million generated in the June 2006 quarter.  However, service net sales for PBPO and Ovex collectively increased $1.2 million in the June 2007 quarter from the June 2006 quarter and were responsible for bringing the service net sales increase to $1.3 million.   The principal reasons for the flat core service net sales were from the conclusion of a major service contract and from a reduction in continuing business from a major mortgage lender customer due to the slowdown in the mortgage industry.  It is anticipated that these same factors will continue to adversely impact service revenues in future quarters.  Sequentially, service net sales for the June 2007 quarter increased $0.9 million from the March 2007 quarter.

    Nine month service net sales also benefited from increases from PBPO and Ovex that contributed $2.6 million and $0.7 million ($3.3 million total), respectively.  The contributions of PBPO and Ovex offset a decline in core service net sales of $1.1 million resulting in an overall increase of $2.2 million in service net sales during the nine months ended June 30, 2007 over the $33.8 million in the June 2006 comparable period.

Net sales became more concentrated in the June 2007 quarter with two customers accounting for 29.7% of total net sales while one customer in the June 2006 quarter accounted for 10.7% of sales, per the table below:

Three Months Ended June 30,
2007			2006
		Percentage			Percentage
No. of	Total Net	of Total	No. of	Total Net	of Total
Customers	Sales	Sales	Customers	Sales	Sales
2	$29.7	29.7%	1	$10.3	10.7%

The concentration trend was also evident in net sales to the top twenty-five regular customers which rose to $70.3 million, or 70.3% of total net sales, in the June 2007 quarter from $49.1 million, or 51.3% of total net sales in the June 2006 quarter.  Much of the $21.2 million increase in net sales from the top twenty-five regular customers of the Company during the June 2007 quarter came from the top two customers that alone contributed $14.4 million of the increase in total net sales of $29.7 million during such period.

GROSS PROFIT.

GROSS PROFIT COMPARISONS
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
Period-to-Period Comparison	Change	2007	2006	Change	2007	2006
Gross profit:
Product	$(0.4)	$7.5	$7.9	$1.8	$18.6	$16.8
Services	$0.8	$4.4	$3.6	$1.8	$13.3	$11.5
Total	$0.4	$11.9	$11.5	$3.6	$31.9	$28.3
Percentage change	3.5%			12.7%
Gross margin percentage:
Product	(0.8)%	8.5%	9.3%	0.7%	8.7%	7.9%
Services	3.1%	36.4%	33.3%	2.9%	36.9%	34.0%
	(0.1)%	11.9%	12.0%	1.2%	12.8%	11.5%

		June 30,	March 31,
Sequential Comparison	Change	2007	2007
Gross profit:
Product	$1.7	$7.5	$5.8
Services	$0.1	$4.4	$4.3
Total	$1.8	$11.9	$10.1
Percentage change	17.8%
Gross margin percentage:
Product	(0.6)%	8.5%	9.2%
Services	(2.0)%	36.4%	38.4%
	(1.7)%	11.9%	13.6%

Gross profits increased $0.4 million in the June 2007 quarter, or 3.5%, as compared with the results of the June 2006 quarter.  The increase in gross profits was attributable to improved service margins as overall service margins increased 3.1% to 36.4% for the June 2007 quarter over the 33.3% reported during the June 2006 quarter.  Product margins decreased 0.8% to 8.5%.  When excluding software agency commissions that are a component of the product margin computation, the decrease in hardware products margins in the June 2007 quarter was a much more pronounced 1.6% decline to 5.4% from 7.0%.  A factor in the product margin decline was that more than 25% of the net sales for the June 2007 quarter were to local governments that traditionally carry lower profit margins.  Sequentially the June 2007 quarter gross profits remained flat, improving only 0.1% over the March 2007 quarter.

Service margins for the core business contributed to the overall increase in service margins as core margins increased 3.9% to 37.6% from 33.7% in the June 2006 quarter.   Factors influencing the core business margin increase include higher margin business from help desk services, remote desktop management, and general overall cost management gains.

For the nine months ended June 2007, service gross profits increased $1.8 million, or 15.7%, to $13.3 million from $11.5 million in the comparable 2006 period.  The majority of the service gross profit increase, or $1.1 million, was attributable to PBPO and resulted from its increased sales volume.  Product gross profits increased for the same comparable periods increased a like amount of $1.8 million, or 10.7%, due to higher product margins present in earlier quarters.

Expressed as a percentage of net sales, the gross margin percentage was 11.9% in the June 2007 quarter, down 0.1% from the 12.0% reported in the June 2006 quarter, reflecting the lower product margins.  The gross margin percentage in the June 2007 quarter was down 1.7% from the March 2007 quarter gross margin percentage of 13.6%.   For the nine months ended June 2007, the gross margin percentage was 12.8% a 1.2% increase over the comparable prior fiscal year period.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $1.2 million, or 16.6%, to $8.5 million in the June 2007 quarter, from $7.3 million in the June 2006 quarter.  Wages and wage related expenses were responsible for the majority of the increase, increasing $1.0 million in the June 2007 quarter from the June 2006 quarter, resulting in large part from an increase in staffing.  Increases of approximately 40 new hires in the call center to accommodate new customer business, the service administration center, and the cabling division contributed for much of the increase.

Selling and marketing expenses as a percentage of net sales likewise increased 0.9% to 8.5% in the June 2007 quarter from the 7.6% recorded in the June 2006 quarter.  On a sequential basis, selling and marketing expenses also increased $1.3 million in the June 2007 quarter from the $7.2 million incurred in the March 2007 quarter.

       For the nine months ended June 2007, selling and marketing expenses were also up a like amount of $1.2 million, or 5.6%, to $22.3 million from the $21.1 million reported in the comparable 2006 period due chiefly to wage and wage related expense increases.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased a nominal $0.1 million in the June 2007 quarter, or 4.4%, to $3.1 million from $3.2 million in the June 2006 quarter.  The decrease in core general and administrative expenses was a larger $0.4 million but was offset, in part, by increases in Ovex and PBPO general and administrative expenses of $0.3 million.

On a sequential basis, general and administrative expenses increased $0.3 million in the June 2007 quarter from the $2.8 million incurred in the March 2007 quarter.  When expressed as a percentage of net sales, general and administrative expenses decreased 0.3% to 3.1% in the June 2007 quarter from the 3.4% reported in the June 2006 quarter.

For the nine months ended June 2007, general and administrative expenses increased $0.5 million, or 5.5%, to $8.9 million from $8.4 million in the comparable 2006 period.  Most of the increase came from Ovex and PBPO that collectively contributed $0.4 million of the increase in general and administrative expenses.

    OPERATING INCOME (LOSS).  The Company’s operating income decreased $0.6 million in the June 2007 quarter to $0.3 million from $0.9 million in the June 2006 quarter.  The decrease in operating income during the June 2007 quarter was due to the increase in selling and marketing expenses.

For the nine months ended June 2007, operating income was $0.7 million compared with an operating loss of $1.3 million in the comparable 2006 period.  The $2.0 million improvement resulted from the increase in gross profits of $3.5 million less a $1.5 million increase in operating expenses.

    INTEREST INCOME, NET.  At June 30, 2007, net interest (income) expense was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$179	$83	$450	$182
Interest expense	(89)	(23)	(228)	(62)
	$90	$60	$222	$120

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

    PROVISION FOR INCOME TAXES.   For the June 2007 quarter, the Company estimated an income tax expense of $3,000.  The Company is not subject to regular income tax rates because of its net operating loss carry forwards but is obligated to pay tax under the alternative minimum tax that limits the application of net operating loss carry forwards to 90% of taxable income.

    As of June 30, 2007, the Company had an available federal net operating loss carry forward of approximately $5.9 million, of which $4.7 million would be considered an increase to capital and would not benefit earnings.

    MINORITY INTEREST.   Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  The Company owns an approximate 30% voting interest in PBPO as of June 30, 2007 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements.  In prior periods, since inception, PBPO incurred losses that were allocated to the “minority interest” not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners.  After the “minority interest” “at risk” capital had been absorbed by losses, all remaining losses were allocated to the Company, without regard for exceeding the actual amount of Company capital that was “at risk”.   As a result the Company absorbed a large portion of losses that were in excess of its investment in PBPO common stock.  Under Accounting Research Bulletin 51, when future earnings materialize, the Company can recover any excess losses taken.

    Accordingly, with the first two quarters of fiscal 2007 being profitable for PBPO, all of the net income was allocated to the Company and no allocation was necessary to the minority interest.  In the third quarter of fiscal 2007, PBPO suffered a loss of 174,000 of which 85,000 was allocated to the minority interest.  In fiscal year 2007, the Company acquired 70% interest in the two Ovex companies.  Accordingly, 30% of the earnings in the two Ovex companies which collectively produced net profits were allocated to the minority interest.

    Minority interest in thousands allocated to each affiliate for fiscal years 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

PBPO	$85	$28	$85	$115
Ovex	(43)	--	(127)	--
(Profit)/loss allocations	$42	$28	$(42)	$115

    NET INCOME (LOSS).  Net income for the June 2007 quarter was $0.4 million compared with a net income of $1.0 million in the June 2006 quarter.  The decrease of $0.6 million in net income for the June 2007 quarter was due to the decrease in operating income.  Expressed as a percentage of net sales, net income in the June 2007 quarter was 0.4% of net sales compared with 1.1% in the June 2006 quarter.

For the nine months ended June 2007, net income was $0.9 million compared with a net loss of $1.0 million in the comparable 2006 period.  The $1.9 million increase was due to an increase in operating income of $2.0 million reduced by $0.1 million of non operating income and expense.

Liquidity and Capital Resources

    During the nine months ended June 30, 2007, operating activities used cash of $4.5 million compared with $5.8 million used in the comparable prior fiscal year period.  The $1.3 million improvement can be attributed principally to the $1.9 million increase in net income as compared with the prior nine months ended June 30, 2006.

    The Company's net accounts receivable balance at June 30, 2007 and September 30, 2006, was $62.1 million and $46.4 million, respectively. The number of days' sales outstanding (“DSO”)in accounts receivable was 68 days as of June 30, 2007 as compared with 52 days as of September 30, 2006 but was more in line with the seasonal trends for the June quarters which was 65 as of June 30, 2006.   The DSO tends to be higher in the June quarters due to a disproportionately higher concentration of sales in the last month of the quarter

    Inventories increased $7.4 million, from $4.2 million at September 30, 2006 to $11.6 million at June 30, 2007.  The increase was due principally to $4.0 million of inventory and services related to customer orders that will be billed in the subsequent quarter and $1.7 million of product that was shipped to customers at quarter end and was in-transit.

    Investing activities for the nine months ended June 30, 2007 used cash of $4.8 million, an increase of $3.6 million from the $1.2 million used in the comparable prior fiscal year period.  The increase during the 2007 period was from the $1.3 million expended for the Ovex business acquisitions, the $1.3 million in short-term cash investments, and the $2.2 million in property and equipment purchases made by the Company.

    Financing activities provided cash of $14.3 million during the nine month period ended June 30, 2007, $6.6 million more than the $7.7 million provided in the comparable prior fiscal year period.  The principal reason for the increase of cash provided by financing activities was that the Company increased its net borrowings under its line of credit by $7.4 million.

As of June 30, 2007, the Company had approximately $15.2 million in cash and working capital of $15.3 million.  The Company has a $45.0 million replacement working capital financing facility with GE.  The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days written notice to the other party.  Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term in defined in such agreement.

    Under the financing facility, the Company may borrow up to 85% of the eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0% per annum.  In addition, pursuant to a separate financing agreement with GE, the Company may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  Such purchases from GE-approved vendors have been on terms that allow interest-free flooring.  The financing agreements contain various liquidity financial covenants (see Note 8 to the Financial Statements). The Company was in compliance with all of its debt covenants under the foregoing agreements as of June 30, 2007.

    The GE facility is collateralized by accounts receivable, inventory and all of the Company’s other assets.  As of June 30, 2007, approximately $30.2 million in borrowings were outstanding under its GE financing facility and En Pointe had additional borrowings available of approximately $14.8 million after taking into consideration the available collateral and borrowing limitations under the agreements.

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

    Based on the Company meeting its internal sales growth targets, management believes that the Company’s current cash balances, combined with net cash that it expects to generate from operations, and access to the $45.0 million financing facility with GE and with the availability of any temporary increases to its credit facility, will sustain its ongoing operations for at least the next twelve months.  In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it may attempt to raise the required capital through either debt or equity arrangements.  The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to its current stockholders.  If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

    The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Obligations and Commitments

    As of June 30, 2007, the Company had the following obligations and commitments to make future payments, contracts, contractual obligations, and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Capital lease obligations	$1,251	$676	$330	$199	$46
Operating lease obligations	$1,553	$1,036	$512	$5	$--
Line of credit	$30,176	$30,176	$--	$--	$--

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures

    An evaluation as of the end of the period covered by this quarterly report, was carried out under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's “disclosure controls and procedures”, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

(b) Changes in internal controls

    There were no changes to internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is subject to legal proceedings and claims that arise in the normal course of business.  The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable.  While the outcome of proceedings and claims cannot be predicted with certainty, after consulting with counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome to the Company or have a material adverse effect on the Company’s business, financial position, and results of operations or cash flows.  Except as set forth below, during the quarter ended June 30, 2007, there have been no material changes in the legal proceedings reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice.  Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made.  The full amount of the settlement payment was recognized in the March 2007 quarterly financial statements.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.

In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”) relating to an action that was brought against the Company in February 2006 in the San Diego County Superior Court, Case No. GIC859375.  Websense, Inc. ("Websense") was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor.  Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of its products.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability.

In July 2006, an action was brought against the Company in the San Bernardino County Superior Court, Case No. RVC096518, by Church Gardens LLC.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that was sold to, and leased back from, plaintiff’s predecessor by the Company in 1999 while occupying its former leased configuration facility in Ontario, California.  The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract.  The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that it has accrued.

    In January 2007, the former owner of the Company’s former leased configuration facility in Ontario, California filed suit against the current owner, Church Gardens LLC, in San Bernardino County Superior Court, Case No. RVC100476.  In March 2007, the current owner served the Company with a Cross-Complaint against the former owner and the Company in this latter lawsuit. On May 31, 2007, the Company answered the latter lawsuit and cross-claimed against the current owner, Church Gardens, LLC.  Both cases have now been consolidated for all purposes.  On July 25, 2007, Church Gardens, LLC filed its answer to the cross-complaint filed by the Company in the “latter”, now consolidated, case.  In February 2007, the Company filed a cross-complaint in the Church Gardens LLC litigation matter.  The cross-complaint asks that the Company’s $90,720 security deposit be returned with interest.  In addition, the Company claims that the plaintiff engaged in unfair business practices in retaining its deposit and in not allowing the removal of certain personal property that the Company owned and that the plaintiff engaged in unlawful conversion of certain property belonging to the Company.  The Company also asks the court to grant declaratory relief as to the Company’s actions in its attempts to preserve the disputed property pending a judicial determination of rights. The Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company’s property.

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

Date:  August 13, 2007