Form 10-K
period 2007-09-30
EN POINTE TECHNOLOGIES INC
filed 2007-12-18
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-28052
_________________________________

EN POINTE TECHNOLOGIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	75-2467002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

18701 S. FIGUEROA STREET, GARDENA, CALIFORNIA 90248
(310) 337-5200
_________________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.001 per share Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 31, 2007, was approximately $14,825,671.  The number of outstanding shares of the Registrant’s Common Stock as of December 14, 2007 was 7,159,193

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT’S PROXY STATEMENT FOR THE 2008 ANNUAL MEETING OF STOCKHOLDERS (TO BE
FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2008): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2007

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY.  THE FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: ‘‘ITEM 1. BUSINESS,” “ITEM 1A. RISK FACTORS’’ AND ‘‘ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING ‘‘ANTICIPATES,’’ ‘‘BELIEVES,’’ ‘‘INTENDS,’’ ‘‘ESTIMATES,’’ ‘‘EXPECTS,’’ AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ‘‘ITEM 1A. RISK FACTORS,’’ WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT ITS OBJECTIVES OR PLANS WILL BE ACHIEVED.  THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY STATEMENTS TO REFLECT NEW INFORMATION OR FUTURE EVENTS OR DEVELOPMENTS.

References made in this Annual Report on Form 10-K to ‘‘En Pointe Technologies,’’ ‘‘En Pointe,’’ the ‘‘Company,’’ “we,” “us,” or “our” refer to En Pointe Technologies, Inc. and its subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,), The Xyphen Corporation (dba ContentWare),  En Pointe Technologies Canada, Inc., Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and its affiliate, Premier BPO, Inc., a variable interest entity and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., LTD.  En Pointe Technologies and the Building Blocks design are registered trademarks of the Company and are mentioned or referred to in this Annual Report.

ITEM 1. BUSINESS

GENERAL

En Pointe Technologies, Inc. was originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996 and serves as a holding company and a provider of administrative services to its subsidiaries.  We are a national provider of information technology products (hardware and software) and value-added services with a customer base consisting primarily of large and medium sized companies and government entities.  We use proprietary and non-proprietary software and systems to drop-ship information technology products to our customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States.  This software allows us to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining significant inventory. In addition to seeking efficiencies and growth in our traditional large-enterprise focused core business, we continue to devote resources to the development of our managed and professional services infrastructure.  En Pointe is represented in approximately 17 sales and service markets throughout the United States.  In addition, we maintain a value-added integration center that we recently moved to in October 2006 in Rancho Cucamonga, California that is ISO 9001:2000 certified.

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

The hardware fulfillment business relies on our virtual inventory model that has been developed and enhanced over time, but since our inception in 1993, our core concepts have remained the same.  The virtual inventory model’s essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the limited amount of physical inventory that we hold and our allied distributor relationships. Our sophisticated and customized enterprise resource planning system, referred to as SAP, allows us to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level.  Additionally, we have integrated product purchasing and customer invoicing into our information systems to expedite procurement and billing. AccessPointeTM, an eBusiness platform, provides us and our customers with up-to-date product information and streamlines the procurement process.  The completely integrated eBusiness information technology architecture helps us maintain effective online communication links with our sales representatives, selected suppliers, and many of our customers.  AccessPointetm is provided free of charge to our customers to better enable them to execute transactions and research their orders online with us.

We continue to focus on cost control and strive to maintain a low-cost overhead structure through the automation of many of our management and operating functions. In fiscal 2003, we introduced another low-cost overhead element to our business model by relocating many of our “back-office” functions to a service provider in Islamabad, Pakistan.  Effective October 1, 2006, we continued our cost control focus by acquiring a 70% ownership interest of that service provider in Pakistan, Ovex Technologies (Private) Limited, or Ovex.

The day-to-day customer support function is shared between a centralized staff at headquarters, back-office contract workers in Pakistan, and local account management.  This helps us improve field response yet maintains direct access to all back-office functions and senior management. Increased local coverage has fueled efforts to identify new opportunities. We believe that time in front of customers is the top priority for all account managers, account executives, and senior management to build long lasting relationships and identify business solutions for existing and new customers.

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

Our value-added services business, by offering certain essential and highly individualized services, principally the optimization and management of customer’s information technology infrastructure, caters to multi-year service contracts, which constitutes the majority of our service business.  Our service agreements are designed exclusively for the Windows/Intel/Cisco operating environment, which is the dominant industry platform.  Our services include life cycle management which encompasses hardware configuration, customer customization, deployment, install/move/add/change, maintenance, asset management and help desk.  Our customer base is broad and encompasses both large national accounts as well as small to medium businesses and governmental agencies.  Various service fee arrangements are available from which customers are supported by certified technical engineers that are trained on each customer’s specific requirements.  The fee arrangements range from fixed-price in which our personnel may be shared to cost-plus for dedicated on-site personnel, or a combination of both, depending on the customer’s needs.

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
– reconditioning and packaging,
– redeployment, and
– liquidation, identification of leased assets and compliance with lease terms, and work order history by serial number of each customer asset.

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

We begin by employing Enterprise Resource Planning, or ERP, technology via an SAP-based system that maintains our operational and financial processes within a structure that provides for flexibility with full executive control and accountability. This system forms the core of our organization and maintains control over every transaction whether with vendors or customers.  Reporting, decision making support, inventory control, and logistic management are some of the key functions of our ERP system that have been customized to offer a broad range of services including; order processing from our virtual inventory, customized configuration orders, customer logistic and disposal management, software license management as well as back-office accounting for our professional services.

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

MANAGED AND PROFESSIONAL SERVICES

We provide a full range of information technology life-cycle services, including the following:

•	needs assessment,
•	solution design,
•	image development,
•	configuration,
•	deployment and implementation,
•	install/move/add/change,
•	system refresh and disposal services,
•	post deployment support and training,
•	help desk,
•	maintenance, and
•	asset management

We employ best practices to provide high quality, low cost service solutions that address client information technology infrastructure needs, from the desktop to the wide area network. We do our own technical recruiting for these positions, to better control the quality of our staff and to provide timely and cost competitive alternatives suitable for the varying skill and/or geographic requirements of our customers.  A team dedicated to sales of services complements the larger general sales staff to uncover opportunities within existing accounts and to seek new business.  For the three fiscal years ended in 2007, net sales from services provided 13.8%, 14.5% and 14.9%, respectively, of our total net sales.  Seven large customers accounted for approximately 55.4% of our total service revenues for the 2007 fiscal year as compared to approximately 57.1% and 48.3% for the respective 2006 and 2005 fiscal years.

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

Included in our professional service offerings are: desktop and server design; messaging; storage; wireless, broadband and other network support; and security.  With system security being of such concern, we require our engineers and consultants to become security certified.  We plan that service engagements offered by us will include a security focus that will differentiate our professional services offerings from those of our competitors.  While we have not invested significantly in this area relative to our managed services, customer demand for these services appears to be increasing and we will respond to opportunities when we can leverage our existing infrastructure or when it complements an existing customer support agreement.

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

PRODUCTS

The majority of our sales are information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability.  We currently offer over 300,000 information technology products from hundreds of manufacturers, including, without limitation, International Business Machines Corporation, or IBM, Hewlett-Packard Company, or HP, Dell Computer Corporation, or Dell, Lenovo, Cisco Systems, Inc., Fujitsu Limited, Apple Inc., 3Com Corporation, Microsoft Corporation, or Microsoft, Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, McAfee, Inc., BEA Systems, Inc., Avaya, Inc. and Altiris, Inc.  We are also one of a limited number of Microsoft Certified Large Account Resellers.  We have different levels of certifications on many of these product lines.  Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies.  In fiscal 2007, products manufactured by HP accounted for approximately 20% of our product sales in terms of revenue compared with 22% and 24% for the two consecutive prior fiscal years.

BUSINESS PROCESS OUTSOURCING

Effective October 1, 2006, we acquired 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited.  Ovex Technologies (Private) Limited was engaged in providing business process outsourcing, or BPO, services exclusively for the Company’s internal needs as well as for the customers of PBPO while Ovex Pakistan (Private) Limited provided services for the BPO market in Pakistan.

Subsequently, on July 7, 2007, the two companies were approved for merger by the Pakistan Court effective October 1, 2006.  The surviving company in the merger was Ovex Technologies (Private) Limited, or Ovex.  Ovex employs approximately 803 people. Since 2003, Ovex has provided us with BPO services for our selling and marketing operations. Commencing with the quarter ended June 30, 2006, Ovex has also assumed the responsibilities for our accounting and finance outsourcing.

With the addition of Ovex to our portfolio, we have continued to recognize the growth opportunities present in BPO services and have committed to its future as a viable segment of our business model. Ovex complements our existing investment in Premier BPO, Inc., or PBPO, a privately-held corporation that promotes and sells BPO services to U.S. businesses.   PBPO also has a wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., LTD, or PBPOChina, that it formed in fiscal 2007 that provides BPO services in China similar to the services provided by Ovex in Pakistan.

Ovex has an ongoing business relationship with PBPO by virtue of having been the principal provider of BPO services to PBPO’s U.S. customers.  In addition, the approximate 30% owners of Ovex collectively own 16% of the outstanding shares of common stock of PBPO, as well as 50% of the outstanding shares of Series A non-voting convertible preferred stock of PBPO and have a representative on its board of directors. We, in turn, own 30% of the outstanding voting shares of PBPO’s common stock, 50% of the outstanding shares of PBPO’s Series A non-voting convertible preferred stock, have a representative on PBPO’s board of directors and consolidate PBPO in our financial reports as a variable interest entity, or VIE, in accordance with Financial Accounting Standards Board Interpretation No. 46.

PBPO shares workspace with Ovex in Islamabad for a nominal fee using contracted Ovex workers and, effective September 2005, entered into a five year cost-plus fixed fee service agreement with Ovex to supply contracted employees and an operating facility in Lahore, Pakistan.  In addition, PBPO has agreed to provide certain marketing services for Ovex. The agreements can be terminated with thirty days written notice by PBPO.

COMPETITION

We operate in the highly competitive sales segment of the information technology industry, and compete with a large number and variety of types of resellers of information technology products and services.  Our competition also includes hardware and software manufacturers and national computer retailers that market directly to end-users.  Many of these companies compete principally on the basis of price and may have lower costs than us, allowing them to offer the same products and services for less.  Others have developed highly specialized practices focusing on specific segments such as security, storage, server consolidation, voice-over-internet protocol, etc.  Many of our competitors are of equal size or smaller and sell to regional markets, or are larger, and sell nationally with substantially greater financial, technical, and marketing resources available to them.

Some of our larger competitors are MoreDirect, Inc., CompuCom, Inc., Technology Integration Group, Pomeroy IT Solutions, Inc., CDW Corporation, PC Mall, Inc., Zones, Inc. and Insight Enterprises, Inc.  A few of these organizations stock inventory and take advantage of opportunistic seasonal buys which often affords them a pricing advantage.  On the services side, we compete with several large service providers, some of whom provide products and services and others who only provide services.  Those that provide services only include BancTec, Inc., Barrister Global Services Network. and Halifax Corporation.  We also partner with service only providers in several areas including dispatch, install, move, add and change support services.

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

SupplyAccess, Inc., a former affiliate of ours, was liquidated in February 2002, and as a result of that liquidation, we acquired the full rights to AccessPointetm as well as the intellectual property rights to all of SupplyAccess, Inc’s software, copyrights, trade secrets and other proprietary technology.

We conduct our business under the trademark and service mark ‘‘En Pointe Technologies’’ as well as our logo, ‘‘AccessPointetm’’ and other marks.  We have been issued registrations for our ‘‘En Pointe Technologies’’ and ‘‘Building Blocks’’ marks in the United States.  We do not believe that our operations are dependent upon any of our trademarks or service marks.  We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others.  These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

SEGMENT INFORMATION

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  For the year ended September 30, 2007, we operated in three segments, U.S. Sales of Products and Services, Pakistan Business Process Services, and China Business Process Services.  See our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for disclosures of the amounts reported for the different segments.   En Pointe Technologies, Inc. and its wholly-owned subsidiaries combined with PBPO operate in the U.S. Sales of Products and Services segment, while Ovex operates in the Pakistan Business Process Services segment and PBPOChina operates in the China Business Process Services segment.

In the two prior fiscal years, 2006 and 2005, before we had acquired Ovex and before PBPOChina commenced operations we reported in only one segment.

EMPLOYEES

As of September 30, 2007, En Pointe Technologies, Inc. and its wholly-owned subsidiaries employed approximately 555 individuals including approximately 136 sales, marketing and related support personnel, 325 service and support personnel, 46 warehousing, manufacturing, and logistic personnel, 21 information technology personnel and 27 employees in administration and finance.  We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

In addition to our U.S. employees, we have foreign employees working for Ovex in Pakistan that provide us with back-office support, provide our affiliate, PBPO, with customer BPO services support, and provide BPO services to a customer in Pakistan.  As of September 30, 2007, Ovex employed approximately 803 people in support of us and PBPO covering  customer support, sales, telemarketing, purchasing, operations, help desk, accounting, and information technology functions.  As of September 30, 2007, PBPO and PBPOChina collectively employed a total of 68 people.

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

Certain important factors affecting the forward-looking statements made herein include, but are not limited to:

•	stagnate sales growth in the last five years;
•	limited availability of alternative credit facilities;
•	low margin products business; and
•	concentration of product and service sales in several major customers.

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K.  We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

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

THERE IS A RISK WE COULD LOSE OUR ASSET BASED FINANCING LINE WITHOUT BEING ABLE TO READILY REPLACE IT

Our business requires significant capital to finance accounts receivable and, to a lesser extent, product inventories.  In order to obtain necessary working capital, we rely primarily on a line of credit that is collateralized by substantially all of our assets.  As a result, the amount of credit available to us may be adversely affected by numerous factors beyond our control, such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the information technology industry, reduction in interest-free flooring periods provided by various manufacturers and the lending policies of our creditors.  Any decrease or material limitation on the amount of capital available to us under our line of credit and other financing arrangements, particularly our interest-free flooring, may limit our ability to fill existing sales orders or expand our sales levels and, therefore, may have a material adverse effect on our business, financial position, results of operations and cash flows.  We are dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to our equity base in order to maintain and increase our sales.

Our financing agreement contains various liquidity debt covenants that must be met each quarter.  There can be no assurance that we will continue to meet those debt covenants and failure to do so would place us under default and could cause us to lose our financing.  There can be no assurance that such financing will continue to be available to us in the future on acceptable terms, as there are a very limited number of asset-based lenders that service our industry.  Our inability to have continuous access to such financing at reasonable costs could materially adversely impact our business, financial position, results of operations and cash flows.  See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

THERE IS RISK THAT WE COULD LOSE A LARGE CUSTOMER WITHOUT BEING ABLE TO FIND A READY REPLACEMENT

For fiscal years 2007, 2006 and 2005, no one customer accounted for 10% or more of our total net sales.  However, our sales do tend to be concentrated in a relatively few accounts with our top five customers in fiscal years 2007, 2006 and 2005 accounting for an aggregate of 38.9%, 27.1% and 31.9%, respectively, of total net sales and our top twenty-five customers representing an aggregate of 63.8%, 59.7% and 63.4%, respectively, of total net sales.

For fiscal years 2007, 2006 and 2005, no one customer accounted for 10% or more of our total product or service sales, however, seven large customers accounted for an aggregate of 47.5%, 57.1% and 50.5%, respectively, of total service sales.  Our contracts for the provision of products or services are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice.  Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.

OUR ACQUISITION OF A SUBSTANTIAL INTEREST IN A PAKISTANI CORPORATION EXPOSES US TO FOREIGN OPERATIONAL RISKS

With our acquisition of a majority interest in Ovex, a Pakistani corporation, we are exposed to adverse fluctuations in foreign currency exchange rates, limitations on asset transfers, changes in foreign regulations and political turmoil, any or all of which could adversely affect our operating results.  In addition, we have relocated many of our “back-office” functions to Ovex including, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions.  We established both voice and data communications between our corporate headquarters in El Segundo, California and Pakistan.  However, there can be no assurance that these lines of communication will not be interrupted.  Should we have interruptions with our communications to Pakistan, any such interruption could have a material adverse impact on our business, financial position, results of operations and cash flows.

OUR LOW MARGINS EXPOSE US TO RISKS FROM MINOR ADVERSITIES

Our overall gross profit percentages for the past three fiscal years 2007, 2006 and 2005 were 12.5%, 12.2%, and 10.7%, respectively, with gross margin from product sales in such fiscal years being 8.4%, 8.3% and 7.5%, respectively.  Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to remain low.  Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products.  Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-downs that serve to limit the profitability of product sales to such customers.  Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured.  Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself.  Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product.  Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.

COSTS AND OTHER FACTORS ASSOCIATED WITH PENDING OR FUTURE LITIGATION COULD MATERIALLY HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We at times receive claims and become subject to litigation, including claims related to customers, stockholders, acquisitions, employment, intellectual property, trade secrets and other commercial litigation related to the conduct of our business. Additionally, we may at times institute legal proceedings against third parties to protect our interests. Any litigation in which we are a named party could be costly and time consuming and could divert our management and key personnel from our business operations. In connection with any such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business. We cannot determine with any certainty the costs or outcome of pending or future litigation. Any such litigation may materially harm our business, results of operations and financial condition.

THERE ARE RISKS IN CONDUCTING OUR DAILY BUSINESS PLANS AND STRATEGY

For our first five full fiscal years since inception, we experienced rapid growth in net sales, employees and branch offices leading to peak net sales of $668.3 million in fiscal year 1999 from a base of $110.0 million in fiscal year 1994.  Since fiscal year 1999 we have experienced a contraction in net sales reaching a low in net sales of $257.0 million in fiscal year 2002, or a compounded annual decline rate of 27% for the three year period.  Since 2002, we have seen a gradual increase in net sales to the $347.1 million reached in fiscal year 2007, which is a compounded annual growth rate of 3.7% over such five-year period.

The effort to increase net sales or to supplement the loss of net sales with higher margin products or services has and will continue to challenge our management, operational and financial resources.  To execute our growth strategy, we expect to require the addition of new management personnel, including sales and technical services personnel, and the development of additional expertise by existing personnel.  Our ability to manage effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees.  There can be no assurance that we will be successful in such an effort, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.

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

WE RISK DEPENDING ON A FEW DISTRIBUTORS AND MANUFACTURERS WHO COULD COMPETE WITH US OR LIMIT OUR ACCESS TO THEIR PRODUCT LINE

A key element of our past success and future business strategy involves the maintaining of alliances with certain key suppliers of information technology products and services, including, Tech Data, Microsoft, Ingram Micro, Synnex, and Dell.  These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory.  Products and services purchased from those five suppliers, in fiscal years 2007, 2006 and 2005 accounted for 57%, 67% and 76% of our aggregate purchases.  Furthermore, we compete with certain suppliers for many of the same customers.  Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them.  Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us.  The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows.  See ‘‘Business—Getting Product to the Customer.’’

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

WE RISK FAILURE TO INTEGRATE ACQUISITIONS AND/OR INVESTMENTS INTO OUR BUSINESS THAT COULD CAUSE FUTURE LOSSES

One element of our growth strategy may include continuing to expand our business through strategic acquisitions and investments in complementary businesses.  To date, we have made several such acquisitions and investments.

However, we do not have significant acquisition or investment experience, and there can be no assurance that we will be able to successfully identify suitable acquisition or investment candidates in the future, complete acquisitions or investments, or successfully integrate acquired businesses into our operations.  Acquisitions and investments involve numerous risks, including but not limited to:

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

Acquisitions and investments could also conflict with restrictions in our agreements with existing or future lenders, distributors or manufacturers.  We are unable to predict whether or when any prospective acquisition or investment candidate will become available or the likelihood that any acquisition or investment will be completed or successfully integrated.  Failure to successfully manage potential acquisitions or investments in complementary businesses, or failure of any of our investments that are subject to consolidation, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

WITH THE 40% CONCENTRATION OF OWNERSHIP OF OUR STOCK HELD BY A SMALL GROUP OF DIRECTORS, OFFICERS, FAMILY MEMBERS AND AN OUTSIDE PRINCIPAL STOCKHOLDER THERE ARE RISKS THAT THEY CAN EXERT SIGNIFICANT INFLUENCE OVER CORPORATE MATTERS

The directors, executive officers, family members and a significant outside stockholder of En Pointe and their affiliates beneficially own, in the aggregate, approximately 40% of our outstanding common stock as of September 30, 2007.  As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval.  Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.

THERE ARE RISKS THAT OUR QUARTERLY OPERATING RESULTS CAN VARY FROM PAST RESULTS AND BECOME VOLATILE AND UNPREDICTABLE

Our quarterly net sales and operating results may vary significantly as a result of a variety of factors, including:

•	the demand for information technology products and value-added services;
•	adoption of internet commerce models;
•	introduction of new hardware and software technologies;
•	introduction of new value-added services by us and our competitors;
•	changes in manufacturers’ prices or price protection policies;
•	changes in shipping rates;
•	disruption of warehousing or shipping channels;
•	changes in the level of operating expenses, including costs from turnover of sales personnel;
•	the timing of major marketing or other service projects;
•	product supply shortages;
•	inventory adjustments;
•	changes in product mix;
•	entry into new geographic markets;
•	the timing and integration of acquisitions or investments;
•	difficulty in managing margins;
•	the loss of significant customer contracts;
•	the necessity to write-off a significant amount of accounts receivable or inventory; and
•	general competitive and economic conditions.

In addition, a substantial portion of our net sales in each quarter results from orders booked in such quarter.  Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

As has occurred in the past it is possible that in future periods, our operating results may be below the expectations of the public and investors.  In such event, the market price of our common stock would likely be materially adversely affected.  See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

OUR STOCK TENDS TO BE VOLATILE WITH LARGE PERCENTAGE PRICE MOVES WHICH CAN EXPOSE INVESTORS TO UNANTICIPATED LOSSES

Factors such as the announcement of acquisitions by us or our competitors, quarter-to-quarter variations in our operating results, governmental regulatory action, general trends and market conditions in the information technology industry, as well as other factors, may have a significant impact on the market price of our common stock.  Moreover, trading volumes in our common stock has been low historically and could exacerbate price fluctuations in the common stock.  Further, the stock market has recently and in other periods experienced extreme price and volume fluctuations, which have particularly affected the market prices of the equity securities of many companies and which have often been unrelated to the operating performance of such companies.  These broad market fluctuations may materially and adversely affect the market price of our common stock.  See ‘‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.’’

IF OUR INTERNAL CONTROLS PROVE TO BE INEFFECTIVE THAT COULD NEGATIVELY IMPACT INVESTORS’ CONFIDENCE IN OUR COMPANY AND CAUSE OUR STOCK PRICE TO DROP

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market, or the Nasdaq, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  We are undergoing an evaluation of our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls.  We are also in the process of performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  As a result, we expect to incur substantial additional expenses and diversion of management’s time.  While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the extended September 30, 2008 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq.  Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

IF PREFERRED STOCK IS ISSUED AS AN ANTI-TAKEOVER MEASURE, THERE IS A RISK THAT THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED

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

THERE ARE RISKS OUTSIDE OF OUR CONTROL OF UNFAVORABLE ECONOMIC CONDITIONS THAT COULD NEGATIVELY IMPACT OUR REVENUES AND PROFITS

Revenue growth depends on the overall demand for information technology spending.  While economy in the United States appears to be stable, there can be no assurance that stability will continue.  Any downturn in the United States’ economy may result in cutbacks by customers in the purchase of information technology products and services, postponed or canceled orders, longer sales cycles and lower average selling prices.  To the extent that a downturn occurs, we believe demand for our products and services, and therefore future revenues, could be further adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

During June 2006, we moved from our former headquarters at 100 N. Sepulveda Boulevard in El Segundo, California, where we leased approximately 24,000 square feet of office space to 2381 Rosecrans Avenue in El Segundo, California where we are subleasing approximately 13,000 square feet of office space.  The sublease is for approximately two and a half years, ending on January 31, 2009.  On October 29, 2007, we entered into a seven year lease agreement for 29,032 square feet of office space in Carson, California that was effective November 1, 2007 and relocated our headquarters there in December 2007.  We are seeking to sublease the office space at 2381 Rosecrans Avenue to a third party for the balance of the term.

During October 2006, we also moved from our 126,000 square foot leased facility in Ontario, California, which was used for configuration, maintenance services, and storage for customer products to a 95,090 square foot subleased facility in Rancho Cucamonga, California.  The sublease is for approximately two and a half years, ending on February 15, 2009.

Currently we operate from leased branch offices in the following U.S. cities:

•	Atlanta, Georgia
•	Austin, Texas
•	Beaverton, Oregon
•	Chicago, Illinois
•	Draper, Utah
•	Huntington Beach, California
•	San Francisco, California
•	Walpole, Massachusetts

Our VIE affiliate, PBPO, leases approximately 3,000 square feet for its main offices in Clarksville, Tennessee while the PBPOChina subsidiary that performs the China BPO services segment of our business in Tianjin leases 11,250 square feet of office space.  Ovex, our 70% owned subsidiary that performs the Pakistan BPO services segment of our business, leases office space in Lahore, Islamabad and Karachi, Pakistan, the square footage leased being 32,200, 24,780 and 3,969 respectively.

Management believes our headquarters, sales offices, configuration facility, and those offices of our affiliates are adequate to support our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

In July 2006, Church Gardens, LLC, the current owner of our former leased configuration facility in Ontario, California, filed suit against us in San Bernardino County Superior Court, Case No. RCV096518. The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back from us, by plaintiff’s predecessor in 1999 when we still occupied our former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract. We dispute the allegations and believe that any property loss liability under the lease provisions would be limited to the $75,000 that we have already accrued on our financial statements.

In February 2007, we filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that our $90,720 security deposit be returned with interest. In addition, we claim that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that we owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to us. We also ask the court to grant declaratory relief as to our actions in our attempts to preserve the disputed property pending a judicial determination of rights. We also seek recovery of possession of our personal property and injunctive relief preventing the plaintiff from liquidating our property.

In January 2007, US Real Estate Consortium, the predecessor owner of our former leased configuration facility in Ontario, California filed suit against the current owner, Church Gardens LLC, in San Bernardino County Superior Court, Case No. RCV100476.

In March 2007, the current owner, Church Gardens LLC, filed a cross-complaint against us and the former owner, US Real Estate Consortium, among others.  On May 31, 2007, we answered and cross-claimed against the current owner, Church Gardens, LLC. On July 25, 2007, Church Gardens, LLC filed its answer to the first amended cross-complaint filed by us.  Both cases (RCV096518 and RCV100476) have now been consolidated for all purposes.

Although the first case (RCV096518) was originally filed in July 2006, no trial date in the now consolidated case has been set. There has been substantial discovery, and substantial law and motion practice to date. We are contesting the consolidated case vigorously, and intend to continue doing so.

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

	HIGH	LOW
Fiscal 2006
First quarter	$3.10	$2.02
Second quarter	2.70	1.99
Third quarter	2.45	1.34
Fourth quarter	3.08	1.38
Fiscal 2007
First quarter	7.47	2.28
Second quarter	7.74	3.04
Third quarter	4.50	3.23
Fourth quarter	5.28	2.55
Fiscal 2008
First quarter (through 12/14/07)	$3.48	$2.69

On December 14, 2007, the closing sale price for our common stock on the NASDAQ Capital Market was $2.69 per share.  As of December 14, 2007, there were 56 stockholders of record of our common stock.

Dividends

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

Repurchases of Securities

During the quarter ended September 30, 2007, we did not repurchase any of our securities.

Stock Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders of En Pointe Technologies, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 9/30/2002 to 9/30/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
9/02
9/03
9/04
9/05
9/06
9/07
En Pointe Technologies, Inc.
NASDAQ Composite
RDG Technology Composite

* $100 invested on 9/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending September 30.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended September 30, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of the results of future operations.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$347,126	$323,733	$328,332	$279,234	$289,811
Cost of sales	303,575	284,083	293,274	244,758	253,771
Gross profit	43,551	39,650	35,058	34,476	36,040
Operating expenses:
Selling and marketing expenses	30,565	28,337	25,792	22,930	27,556
General and administrative expenses	11,871	11,098	10,143	10,048	9,998
Charges	--	--	--	--	393
Operating income (loss)	1,115	215	(877)	1,499	(1,907)
Interest income (expense)	297	181	6	(749)	(871)
Other income, net	79	36	644	646	238
Income (loss) before taxes, minority interest and income (loss) from affiliates	1,491	432	(227)	1,396	(2,540)
Income tax (benefit) provision	(203)	42	21	131	--
Income (loss) before minority interest and income from affiliates	1,694	390	(248)	1,265	(2,540)
Minority interests	(68)	121	393	136	--
Income from affiliates	--	--	--	--	143
Net income (loss)	$1,626	$511	$145	$1,401	$(2,397)

Net income (loss) per share:
Basic	$0.23	$0.07	$0.02	$0.21	$(.36)
Diluted	$0.22	$0.07	$0.02	$0.20	$(.36)
Weighted average shares and share equivalents
outstanding:
Basic	7,145	7,006	6,866	6,737	6,720
Diluted	7,456	7,125	7,103	6,854	6,720

	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$16,444	$16,497	$16,064	$17,878	$14,732
Total assets	$86,006	$66,238	$62,896	$61,432	$51,655
Borrowings under lines of credit and flooring	$30,314	$15,673	$16,824	$18,309	$11,326
Long term liabilities	$447	$238	$584	$5,628	$5,391
Stockholders' equity	$21,263	$19,011	$18,451	$17,978	$16,426

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented in this Form 10-K.

EXECUTIVE OVERVIEW

We began operations in March of 1993 as a reseller of information technology products.  In fiscal year 1999, value-added services were added to our customer offerings.  Value-added services represented 13.8%, 14.5% and 14.9% of our net sales in fiscal years 2007, 2006 and 2005, respectively.  The gross profit margins on the value-added services that we currently offer are significantly higher than the gross profit margins on our information technology product business, but require additional overhead expense for supervision, idle time, and other expenses related to service offerings that offset a portion of the increased margin.  In October 2003, we made an initial investment in PBPO, a start up company in Tennessee that sells BPO services that carry higher gross profit margins, similar to those found in our value-added services.  Then, in October 2006 we broadened our BPO capability by acquiring a 70% interest in Ovex, a private company in Pakistan that had significant experience and success in providing BPO services for our internal operations as well as for PBPO's customers.

In our initial operating years from fiscal 1994 to fiscal 1999, with the aid of a robust economy and an information technology market that accommodated our business model, our net sales increased at a compounded annual growth rate of 35.1%.  Seasonal trends were never prominent in our business, although March quarters were historically regarded as one of the least promising quarters.

In fiscal 2000 we experienced our first annual net sales decline of 26%, or $173.8 million, from net sales in fiscal 1999 due to a softer information technology market and difficulties in transitioning to a new enterprise resource planning business system.  Net sales continued to decline in subsequent fiscal years reaching a low of $257.0 million in fiscal year 2002, or a compounded annual decline rate of 27% for the three years.  The last five years have seen a compounded annual growth rate of 3.7% in net sales from $289.8 million in fiscal year 2003 to the present $347.1 million in fiscal year 2007.

Net sales increased $23.4 million, or 7.2%, and gross profits increased $3.9 million, or 9.8%, in fiscal year 2007 from fiscal year 2006, driven principally by increased product sales.  Operating expenses, consisting mainly of selling and marketing expenses, increased a total of $3.0 million over fiscal year 2006 results, leaving operating income of $1.1 million in fiscal year 2007, an improvement of $0.9 million over the $0.2 million reported in fiscal year 2006.

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

Under our standard shipping terms, title passes upon delivery to a common carrier but revenue is not recognized until delivery takes place which is generally two to three days later.  Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier.  Any undelivered product is included in our inventory.

The majority of our sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales.  However, software maintenance contracts, software agency fees, and extended warranties that we sell in which we are not the primary obligor, are recorded on a net basis in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Such net revenues are recognized in full at the time of sale.

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

Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer.  Revenue from customer maintenance support agreements, in which we are not the primary obligor, is reported on a net basis and recognized at the time of the sale. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns.  Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by our suppliers, less rebates.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2007	2006	2005
Net sales:
Product	86.2%	85.5%	85.1%
Services	13.8	14.5	14.9
Total net sales	100.0	100.0	100.0
Gross profit:
Product	7.2	7.1	6.3
Services	5.3	5.1	4.3
Total gross profit	12.5	12.2	10.7
Selling and marketing expenses	8.8	8.8	7.9
General and administrative expenses	3.4	3.4	3.1
Operating income (loss)	0.3	0.0	(0.2)
Interest income, net	0.1	0.1	0.0
Other income, net	0.0	0.0	0.1
Income (loss) before taxes and minority interest	0.4	0.1	(0.1)
Income tax benefit	(0.1)	0.0	0.0
Income (loss) before minority interest	0.5	0.1	(0.1)
Minority interest	0.0	0.1	0.1
Net income (loss)	0.5%	0.2%	0.0%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NET SALES.   Net sales increased $23.4 million, or 7.2%, to $347.1 million in fiscal year 2007 from $323.7 million in fiscal year 2006.  Our affiliate, PBPO, and subsidiary, Ovex, contributed $3.2 million and $0.9 million, respectively, of the total net sales increase with the remaining $19.3 million increase coming from our core operations of sales and service of information technology products.  While no one customer accounted for 10% or more of total net sales in fiscal years 2007 or 2006, the core operation increase in sales resulted, in fact, from large volume customers who purchased increased amounts of our products and services.   For example, net sales to our top five customers accounted for 39.6% of total net sales in fiscal year 2007.  Net sales to these top five customers increased $53.1 million, or 15.6%, in fiscal year 2007 over the total net sales to these same five customers in the prior fiscal year.

Product net sales in fiscal year 2007 increased $22.6 million, or 8.2%, over fiscal year 2006 and were responsible for most of the increase in the total net sales for the year.  Top selling products were software, desktop computers and laptops, respectively, for both fiscal years 2007 and 2006 with software sales being the leading component of the sales mix.  Software agency commissions, a part of product sales, increased for the third consecutive year in fiscal year 2007, to $7.0 million, an increase of $1.5 million, or 21.0% over fiscal 2006 commissions.

Service net sales in fiscal year 2007 increased a marginal $0.8 million, or 1.7% over fiscal year 2006.  Service net sales from our affiliate, PBPO, and our subsidiary, Ovex, that promotes and performs business process outsourcing services, increased $4.1 million to an aggregate of $6.7 million for fiscal year 2007 and were responsible for all of the increase in our service net sales for fiscal year 2007.  Core service net sales in fiscal year 2007, which relate to the service of information technology products and exclude the contributions of PBPO and Ovex, decreased $3.3 million to $41.1 million from $44.4 million in fiscal year 2006.  The decline in core service net sales in fiscal year 2007 was in large part from the conclusion of a substantial municipal services work project that was principally completed in fiscal year 2006 as well as from a decrease of services to a major customer that has been adversely affected by the general slow down in the mortgage industry.

GROSS PROFIT.  Gross profits increased $3.9 million, or 9.8%, to $43.6 million in fiscal year 2007 from $39.7 million for fiscal year 2006.  The bulk of the increase in gross profits, $2.2 million, was from product gross profits, with the remainder $1.7 million attributable to services.  Our affiliate, PBPO, and subsidiary, Ovex, contributed approximately one-third of the gross profits increase, or $1.3 million, on aggregate base sales of $2.1 million for fiscal year 2007.  Overall gross margins improved to 12.5% in fiscal year 2007 from 12.2% in the prior fiscal year.

Product gross profits increased $2.2 million in fiscal year 2007 to $25.2 million from $23.0 million in the prior fiscal year principally from increased sales volume.  Product gross margin percentages improved marginally to 8.4% in fiscal year 2007 from 8.3% in fiscal year 2006.  The slight improvement in margins was attributable to the increase in agency commission fees that bear no associated costs.  Excluding the agency commissions, product gross margins fell to 6.1% in fiscal year 2007 from 6.3% in the prior fiscal year.

Service gross profits increased $1.7 million in fiscal year 2007 to $18.3 million from $16.6 million in the prior fiscal year.  Most of the increase, $1.1 million, was attributable to an increase in service gross profits from our affiliate, PBPO, which operates on an approximate 35% service gross margin.  Our core service gross profits, which relates to the service of information technology products and excludes the contributions of PBPO and Ovex, increased marginally $0.4 million in fiscal year 2007 to $16.2 million from $15.8 million in the prior fiscal year.  Related core service gross margins increased 3.8% to 39.4% from 35.6%.

While core service net sales were down, core service gross profits and margins were up.  Most of the service gross margin improvement can be traced to a major municipal service project that was largely completed in fiscal year 2006 and whose revenues of $4.2 million and service gross margins of 11% adversely impacted fiscal 2006 results causing a 3% drop in overall gross margins for that year.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $2.2 million, or 7.9%, to $30.5 million in fiscal year 2007, from $28.3 million in fiscal year 2006.  The $2.2 million increase in selling and marketing expenses in fiscal year 2007 was attributable principally to a $1.9 million increase in wages from the hiring of an additional 48 employees, including 40 for the call center in the U.S. and 8 for the recently formed cabling division, and $0.2 million in increased overtime pay.  The remaining $0.1 increase in selling and marketing expenses relates to increases in expenses for our affiliate, PBPO, and subsidiary, Ovex.  Selling and marketing expenses expressed as a percentage of net sales, were flat at 8.8% for fiscal years 2007 and 2006.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses, or G&A, increased $0.8 million, or 7.0%, to $11.9 million in fiscal year 2007 from $11.1 in fiscal year 2006.  All of the increase was attributed to our affiliate, PBPO, and subsidiary, Ovex, with G&A expense for PBPO and Ovex increasing $0.4 million and $0.6 million respectively.  The Ovex increase was due to our acquisition of Ovex stock and Ovex’s merger in fiscal year 2007 with no comparable expense in prior fiscal years.  The majority of the increase for PBPO relates to increases in salary as well as increases in travel and entertainment related costs.  As with selling and marketing expenses, when G&A expenses are expressed as a percentage of net sales, the results are flat at 3.4% for fiscal years 2007 and 2006.

OPERATING INCOME.  Operating income increased $0.9 million in fiscal year 2007 to $1.1 million as compared with $0.2 million in the prior fiscal year.  The increase of $0.9 million in operating income can be attributed to the increase in gross profit of $3.9 million less the $3.0 million increase in operating expenses during fiscal year 2007 as discussed above.

INTEREST INCOME, NET.

Interest income is net of interest expense and consisted of the following components for the last two fiscal years (in thousands):

	Year Ended September 30,
	2007	2006

Interest income	$615	$263
Interest expense	(318)	(82)
Net interest income	$297	$181

Net interest income increased $0.1 million in fiscal year 2007 to $0.3 million from $0.2 million in fiscal year 2006.  Interest income in both fiscal years resulted from our short term cash investments.   Interest expense increased $0.2 million in fiscal year 2007 to $0.3 million from $0.1 million in fiscal year 2006.  The increase was principally from the acquisition of Ovex in fiscal year 2007 and the related interest expense that was not present in the prior fiscal year.  The Ovex interest expense includes $0.1 million related to short-term borrowings under an export finance program.  In addition, consolidated interest expense includes approximately $0.1 million related to capitalized leases.  The interest expense in fiscal years 2007 and 2006 from our lending facility with GE Commercial Distribution Finance Corporation was approximately $11,000 and $14,000 respectively, which is customarily low due to our interest-free borrowing periods allowed under the financing.

OTHER INCOME.  Other income increased a marginal $43,000 in fiscal year 2007 as compared with fiscal year 2006 but was not a significant factor for either fiscal year.

INCOME TAX (BENEFIT) PROVISION.  A $203,000 tax benefit was provided for fiscal year 2007, which arose principally from a $400,000 decrease to our valuation allowance for deferred tax benefits related to net operating loss tax benefits.  The decrease of $400,000 represented our estimate of the federal and state taxes at a combined rate of 40% that would be incurred in future periods and for which the tax benefit of the deferred net operating loss deduction would be available.  Only $263,000 of the $400,000 decrease was available for the reduction of deferred taxes since the balance, $137,000, relates to net operating losses arising from stock options and are considered an adjustment of equity.  As a result of the use of the deferred net operating loss of $263,000, future provisions for taxes, for financial statement purposes, will not benefit from the net operating loss deduction and will be computed at the full statutory rates.

We file a consolidated federal income tax return, while for many of our state tax returns we file separately under the name of our wholly-owned sales subsidiary, En Pointe Technologies Sales, Inc., that is qualified to do business in all fifty states.  Our consolidated return excludes both PBPO and Ovex because in the case of PBPO, our investment is less than the required 80% to consolidate under  federal tax law.  In the case of Ovex, we are not taxed on foreign income until it is distributed.

As of September 30, 2007 we had $5.3 million of  federal NOL carry-forwards, which at 35% federal tax rates would reduce future federal taxes by $1.9 million.  In addition, there are $0.1 million of alternative minimum tax credits carry-forwards that bring the total future benefit to $2.0 million, of which $0.4 million was recognized in fiscal year 2007.  The NOL carry-forwards are scheduled to expire at various dates through fiscal year 2023.  Section 382 of the Internal Revenue Code could limit the future use of some or all of the NOL carry-forwards if the ownership of our common stock changes by more than 50 percentage points in certain circumstances over a three year testing period.

MINORITY INTEREST.  Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  We own an approximate 30% voting interest in PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements.  As a result, we allocate certain losses to the other stockholders of PBPO who collectively own approximately 70% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners.  Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.

Ovex, on the other hand, was acquired in fiscal year 2007 and we own a majority 70% interest in that company.  Thus, we allocate 30% of the net income of Ovex to its minority shareholders.  The allocations to the minority interest (in thousands) for the last two fiscal years was as follows:

	Year Ended September 30,
	2007	2006
Ovex profit	(186)	--
PBPO loss	$118	$121
(Profit)/loss allocations	$(68)	$121

NET INCOME.  Net income increased $1.1 million to $1.6 million in fiscal year 2007 from $0.5 million in fiscal year 2006.  The principal reasons for the $1.1 million increase in net income was from the $0.9 million increase in operating income and the $0.2 million decrease in income taxes.

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

Net interest income increased $0.2 million in fiscal year 2006 compared with the prior fiscal year.  Most of the increase can be attributed to the inclusion in fiscal year 2005 of $0.2 million of interest expense related to the Ontario configuration facility that was not present in the fiscal year 2006 due to the Ontario lease converting from a financing lease to an operating lease in which rentexpense replaces interest expense as a major expense item.

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

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include cash and cash equivalents, cash flow from operations, and amounts available under our GE financing facility.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although we can not provide any assurance, we believe that our remaining cash balances, cash flows from operations, and availability of funds under our financing facility will be sufficient to satisfy our operating requirements for the next fiscal year.

Cash flows from operating activities:

During fiscal 2007, our operating activities used cash totaling $15.3 million as compared with $5.5 million that was provided by operating activities in the prior fiscal year.  The lead contributors to the $20.8 million net decrease in cash from operating activities were increases in inventory and accounts receivable that together increased $19.5 million from fiscal year 2006.

Our accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2007 and 2006, was $61.4 million and $46.4 million, respectively, an increase of $15.0 million in fiscal year 2007.   The accounts receivable increase was principally from a $15.0 million sale made to the U.S. government a few days prior to the end of fiscal year 2007.  The $15.0 million sale was also responsible for the increase in the number of days’ sales outstanding in accounts receivable to 65 days from 52 days, as of September 30, 2007 and 2006, respectively.

Inventory, net of allowance, increased $4.6 million in fiscal year 2007 to $8.8 million from the $4.2 million reported at the end of the prior fiscal year.  The majority of the increase resulted from increases in physical inventory purchased for specific customer orders and to a lesser extent to an increase in inventory in transit at 2007 fiscal year end.

Cash flows from investing activities:

Investing activities used cash totaling $5.2 million for fiscal year 2007, an increase of $3.7 million from the prior fiscal year.  The $3.7 million increase resulted from increased acquisition costs of $0.8 million, increased purchases of property and equipment of $1.9 million, and a $1.0 million short-term cash investment.

Cash flows from financing activities:

Financing activities provided net cash totaling $16.2 million in fiscal 2007, $16.9 million more than the $0.7 million of net cash that was used in fiscal 2006.  Most of the $16.2 million increase in cash provided in fiscal 2007 was from an increase of $15.8 million in net borrowings under our line of credit.  In addition, our subsidiary, Ovex borrowed $1.9 million under a government sponsored export finance borrowing program that carries annual interest rates of 6.5%.

Credit facility:

As of September 30, 2007, we had approximately $6.0 million in cash and working capital of $16.4 million.

Our two primary information technology sales subsidiaries, En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., and GE Commercial Distribution Finance Corporation (“GE”) are parties to that certain Business Financing Agreement and that certain Agreement for Wholesale Financing dated June 25, 2004, as amended to date (collectively, the Agreements”).  We are the guarantor of the obligations under the Agreements.  Under the flooring arrangement, the two subsidiaries may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  The two subsidiaries may borrow up to 85% of their collective eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.  The original Agreements provided for a $30.0 million accounts receivable and flooring facility and expired on June 25, 2007, but were extended on June 13, 2007 to July 31, 2007 via a temporary overline letter agreement.

Effective July 25, 2007, the facility was increased to $45.0 million and certain financial covenants were revised pursuant to an addendum executed among the parties.  The addendum also provided an extension of the term of the facility for a period of three years from August 1, 2007 and for successive one-year renewal periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by any party to the other parties.

Effective September 25, 2007, we entered into an amendment to delete all prior financial covenants contained in the Agreements and to restate them effective for the last day of each calendar quarter as follows (as such terms are defined in the Agreements):

•	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.

•	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended, shall be no more than 3.00:1.00.

We were in compliance with all of our debt covenants as of September 30, 2007.

The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of September 30, 2007, approximately $30.3 million in borrowings were outstanding under the $45.0 million financing facility.  At September 30, 2007, there were additional borrowings available of approximately $14.7 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted:

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108").  We adopted SAB 108 in the fourth quarter of fiscal year 2007. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material.

In adopting the requirements of SAB 108, we determined that previously accrued taxes that were overstated by $0.2 million and immaterial to the balance sheet, could be considered material to the income statement, if adjusted.  The accrued tax overstatement resulted from an under accrual of an income tax refund in years prior to 2002, which had been evaluated as being immaterial under the reversing (rollover) method at that time.  We reported the cumulative effect of the initial application of SAB 108 by adjusting accumulated deficit as of September 30, 2006 with a credit of $0.2 million.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 156, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.  This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued.  We adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on our consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately.  The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  We adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on our consolidated financial statements.

Accounting pronouncements pending adoption:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We are currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

OBLIGATIONS AND COMMITMENTS

As of September 30, 2007, we had the following obligations and commitments to make future payments, contracts, contractual obligations and commercial commitments:

	Payments Due by Period (In Thousands)
		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Capital leases	$1,077	$257	$782	$38	$--
Operating leases	$6,327	$231	$3,382	$1,291	$1,423
Lines of credit	$30,314	$30,314	$--	$--	$--

Impact of Inflation

We do not believe that inflation has had or will have a material effect on our net sales or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Some of the securities that we invest in may have market risk.  This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.  For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline.  Seeking to minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities.  The average duration of all of our investments in fiscal year 2007 was less than one year.  Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.  A hypothetical 10% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest sensitive financial investments.  Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.  Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities.

We presently have limited exposure to market risk from changes in interest rates from borrowings under our line of credit with GE.  While GE’s lending agreements provide for interest at 1% over prime per annum with a minimum rate of 5.0%, effectively with the interest-free flooring that has been made available, we incur little or no interest expense.  Therefore, a hypothetical 10% increase in the interest rate from the levels as of September 30, 2007 would not have a material impact on our financial position, consolidated results of operations or cash flows.

We are exposed to foreign currency risk and exchange rate differences to the extent of our investment in Ovex in Pakistan since such operations incur local operating costs and generate third party revenues in currencies other than the U.S. dollar..  To date we have not entered into any hedging transactions or market sensitive instruments to attempt to reduce our exposure to foreign currency exchange risks.  However, we may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign currency exchange risk.  Based on our overall foreign exchange rate exposure at September 30, 2007, a 10% change in the Rupee would not have a material effect on our financial position, consolidated results of operations or cash flows.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report, and have concluded that there was no change during the fourth quarter of our 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information appearing under the captions ''DIRECTORS,’’ “EXECUTIVE OFFICERS,” “BOARD COMMITTEES -- AUDIT COMMITTEE” and ''SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE’’ from our definitive proxy statement for the 2008 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” ''EXECUTIVE COMPENSATION,’’ “DIRECTORS’ COMPENSATION,” “Option Matters,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information appearing under the caption ''Security Ownership of Certain Beneficial Owners and Management’’ from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2008.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of September 30, 2007.  Our sole remaining active stockholder approved equity compensation plan is the 1996 Stock Incentive Plan.  It was established in May 1996, had a ten year life, and by its terms terminated in May 2006 and has not been replaced.  Our stock purchase plan also terminated in May 2006 and has not been replaced.  We do not have any non-stockholder approved equity compensation plans.

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon exercise	Weighted-average	compensation plans as of
	of outstanding options,	exercise price of	September 30, 2007
	warrants and rights as	outstanding options,	(excluding securities
	of September 30, 2007	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans
approved by security holders:
1996 Stock Incentive Plan	1,400,448	$3.45	None
Employee Stock Purchase Plan	N/A	N/A	N/A
Equity compensation plans not
approved by security holders	None	N/A	None
Total	1,400,448	$3.45	None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information appearing under the captions “Corporate Governance” and ''Certain Transactions’’ from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information appearing under the captions ''PRINCIPAL ACCOUNTANT FEES AND SERVICES” and “POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS” from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2008.

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

See (b) below.

(b) Exhibits

The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

En Pointe Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
En Pointe Technologies, Inc.
El Segundo, California

We have audited the accompanying consolidated balance sheets of En Pointe Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited Schedule II (Valuation and qualifying accounts).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California

December 4, 2007

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

En Pointe Technologies, Inc.

El Segundo, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of En Pointe Technologies, Inc. for the year ended September 30, 2005.  We have also audited the schedule listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of En Pointe Technologies, Inc. for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II, (Valuation and qualifying accounts) for the year ended September 30, 2005, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
Los Angeles, California
December 23, 2005

En Pointe Technologies, Inc.
Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	September 30,
	2007	2006
ASSETS:
Current assets:
Cash	$6,000	$10,240
Restricted cash	76	74
Short term cash investment	1,000	--
Accounts receivable, net of allowance for returns
and doubtful accounts of $794 and $1,110 respectively	61,391	46,417
Inventories, net of allowances of $552 and $523, respectively	8,768	4,201
Prepaid expenses and other current assets	1,548	1,067
Total current assets	78,783	61,999

Property and equipment, net of accumulated
depreciation and amortization	5,022	2,765

Other assets	2,201	1,474
Total assets	$86,006	$66,238

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$19,034	$19,105
Borrowings under line of credit	30,314	15,673
Short-term borrowings and current maturities of long-term debt	2,450	346
Accrued employee compensation and benefits	4,264	3,684
Other accrued liabilities	1,913	2,112
Deferred income	582	368
Accrued taxes and other liabilities	3,782	4,214
Total current liabilities	62,339	45,502
Long term liabilities	447	238
Total liabilities	62,786	45,740

Minority interest	1,957	1,487
Commitments and contingencies (Notes 7 and 11)

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,159,193 and 7,030,506
shares issued	7	7
Additional paid-in capital	42,207	41,767
Treasury stock	(1)	(1)
Accumulated other comprehensive income	(14)	--
Accumulated deficit	(20,936)	(22,762)
Total stockholders' equity	21,263	19,011
Total liabilities and stockholders' equity	$86,006	$66,238

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Operations
(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2007	2006	2005
Net sales:
Product	$299,335	$276,736	$279,325
Service	47,791	46,997	49,007
Total net sales	347,126	323,733	328,332
Cost of sales:
Product	274,128	253,765	258,516
Service	29,447	30,318	34,758
Total cost of sales	303,575	284,083	293,274
Gross profit:
Product	25,207	22,971	20,809
Service	18,344	16,679	14,249
Total gross profit	43,551	39,650	35,058

Selling and marketing expenses	30,565	28,337	25,792
General and administrative expenses	11,871	11,098	10,143
Operating income (loss)	1,115	215	(877)

Interest income, net	297	181	6
Other income, net	79	36	644
Income (loss) before income taxes and minority interest	1,491	432	(227)
Income tax (benefit) provision	(203)	42	21
Income (loss) before minority interest	1,694	390	(248)
Minority interest	(68)	121	393
Net income	$1,626	$511	$145

Net income per share:
Basic	$0.23	$0.07	$0.02
Diluted	$0.22	$0.07	$0.02

Weighted average shares outstanding:
Basic	7,145	7,006	6,866
Diluted	7,456	7,125	7,103

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury		Comprehensive	(Accumulated
	Shares	Amount	Capital	Stock		Income	Deficit)	Total
Balance at September 30, 2004	6,814	$7	$41,390	$(1)	$		$(23,418)	$17,978
Net income							145	145
Issuance of common stock under stock option plan	159		260					260
Deferred compensation related to
acceleration of stock options			68					68
Balance at September 30, 2005	6,973	$7	$41,718	$(1)		$--	$(23,273)	$18,451
Net income							511	511
Issuance of common stock under stock option plan	58		105					105
Deferred compensation related to
acceleration of stock options			(56)					(56)
Balance at September 30, 2006	7,031	$7	$41,767	$(1)		$--	$(22,762)	$19,011
SAB 108 cumulative effect adjustment (Note 1)
							200	200
Balance at September 30, 2006, as adjusted	7,031	7	41,767	(1)		--	(22,562)	19,211
Net income							1,626	1,626
Foreign currency translation						(14)		(14)
Comprehensive income								1,612
Issuance of common stock under stock option plan	30		63					63
Net operating loss tax benefit related to stock options			137					137
Stock issued related to business acquisition	98		240					240
Balance at September 30, 2007	7,159	$7	$42,207	$(1)		$(14)	$(20,936)	$21,263

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,626	$511	$145
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	2,492	1,491	1,110
Loss (gain) on disposal of assets	--	52	(22)
Amortization of option expense	--	(56)	68
Amortization of deferred gain on sale-leaseback	(35)	(354)	(330)
Allowances for doubtful accounts	123	415	255
Allowance for returns and other allowances	--	--	--
Allowance for inventory obsolescence		149	20
Minority interest in income (loss) of affiliates	68	(121)	(393)
Increase in deferred tax benefit	(263)	--	--
Changes in operating assets and liabilities:
Restricted cash	(2)	(2)	(1)
Accounts receivable	(15,052)	(5,916)	(9,067)
Inventories	(4,495)	6,017	(3,282)
Prepaid expenses and other current assets	168	(303)	(186)
Other assets	69	(28)	(37)
Accounts payable, trade	(51)	661	4,473
Accrued expenses	426	1,027	257
Accrued taxes and other liabilities and deferred income	(343)	1,942	1,548
Net cash (used) provided by operating activities	(15,269)	5,485	(5,442)

Cash flows from investing activities:
Acquisition of business	(1,302)	(550)	(878)
Proceeds from sale of assets	--	--	154
Short-term cash investment	(1,000)	--	--
Purchase of property and equipment	(2,849)	(904)	(1,999)
Net cash used by investing activities	(5,151)	(1,454)	(2,723)

Cash flows from financing activities:
Net borrowings under line of credit	14,641	(1,151)	(1,485)
Net borrowings under export loan	1,931	--	--
Capital contributed by minority interest	100	705	385
Proceeds from sale of stock under employee plans	63	105	260
Payment on long term liabilities	(555)	(352)	(164)
Net cash provided (used) by financing activities	16,180	(693)	(1,004)
(Decrease) increase in cash	(4,240)	3,337	(9,169)
Cash at beginning of year	10,240	6,903	16,072
Cash at end of year	$6,000	$10,240	$6,903

Supplemental disclosures of cash flow information:
Interest paid	$139	$82	$260
Income taxes paid	$23	$31	$215
Capitalized leases	$836	$--	$1,009
Stock issued for acquisition of business	$240	$--	$--

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company is a reseller of information technology products and a provider of value-added services to large and medium sized companies and government entities with sales and service personnel in 17 markets located throughout the United States. The Company is headquartered in El Segundo, California and was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.  The parent company, En Pointe Technologies, Inc., is a holding company and provides administrative services to its subsidiaries.  All sales are conducted through subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had approximately $6.0 million in cash and working capital of $16.4 million.  As discussed in Note 3, in July 2007, the Company entered into an Addendum to its original replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”).  Under terms of the Addendum the Company’s two wholly-owned subsidiaries engaged in information technology hardware and software selling may borrow up to $45.0 million.  The term of the facility is for a period of three years, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party.  As of September 30, 2007, credit line borrowings amounted to $30.3 million with additional borrowings available of approximately $14.7 million after taking into consideration the available collateral and borrowing limitations under its agreements.  Borrowings under the line of credit agreement are collateralized by substantially all of the Company’s assets.  The financing agreements contain various liquidity financial debt covenants as explained in Note 3.  The Company was in compliance with all of its debt covenants as of September 30, 2007.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company’s accounts and those of its wholly-owned and majority-owned subsidiaries as well its affiliate, Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”), an approximate 30% voting interest owned Variable Interest Entity.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Since there are other stockholders of PBPO who collectively represent approximately 69% voting interest, both their majority ownership interest and their entitlement to share in losses is reflected in the Company’s consolidated balance sheet and statement of operations as “minority interest”.  Losses allocated to the 69% owners of PBPO are not based upon the percentage of ownership, but upon the “at risk” capital of each of those owners.  Losses in excess of their “at risk” capital are allocated to the Company without regard for the Company’s capital at risk.  To date, such losses absorbed amounted to $2.4 million and exceed the Company’s invested capital of $1.4 million by $1.0 million.

INVESTMENT IN VARIABLE INTEREST ENTITY (“VIE”) - PREMIER PBO, INC. (“PBPO”)

The Company has, in a series of investments, invested through September 30, 2007, the cumulative amount of $759,000 (representing an approximate 30% voting interest) in the common stock of PBPO, in the privately-held corporation.  PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.

In addition to the Company’s common stock investment in PBPO, the Company invested $600,000 in PBPO in the form of a five-year 6% interest-bearing note that subsequently was converted into Series A non-voting convertible preferred stock of PBPO in October 2004.  The preferred stock may not be converted to common stock until the earlier of five years from the issuance date of the preferred stock or the effective date of an initial public offering.  The conversion price is set as the greater of $100 per share or the fair market value, as determined under the preferred stock agreement.  En Pointe’s approximate 30% voting interest in PBPO referenced above excludes the Series A non-voting convertible preferred stock that it holds.

PBPO is considered a related party because of the Company’s equity interest in PBPO as well as the interrelationship of several of the investors with the Company.  One of the Company’s board members, Mark Briggs, owns approximately 17% of PBPO and also serves as its Chairman of the Board and Chief Executive Officer.  Further, the Company’s CEO, Bob Din, represents En Pointe’s interest as a member of the board of directors of PBPO.  In addition, the owners of Ovex Technologies (Private) Limited (“Ovex”), the Pakistani company that performs the operational and accounting side of the Company’s outsourcing under a cost plus fixed agreement that may be cancelled upon written notice, owns collectively approximately 16% of PBPO.  Omar and Arif Saeed, who as of October 1, 2006 were collectively approximate 30% owners of Ovex also hold shares of Series A non-voting convertible preferred stock of PBPO that they received in October 2004 in exchange for the conversion of their five-year notes that aggregated $603,000 in principal and interest.  The preferred shares held by the Saeeds are a component of the PBPO minority interest and as such are not subject to the allocation of PBPO losses.

Because of the substantial investment that the Company made in PBPO, the related party nature of the investment, as well as other factors, when the Company’s acquired interest in PBPO was evaluated, it was determined that PBPO met the tests of a Variable Interest Entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) and PBPO’s financial results have thus been consolidated with the Company’s financial statements since PBPO’s inception.

PBPO, has contracted with Ovex in Pakistan and has employees in China to provide its workforces for back-office support.  PBPO shares workspace with the Company in Islamabad for a nominal fee using contracted Ovex workers and contracts directly with Ovex for workspace and workers in Lahore.

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

REVENUE RECOGNITION

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, and service and support contracts.  The Company applies the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB No 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

Under our standard shipping terms title passes upon delivery to a common carrier but revenue is not recognized until delivery takes place which is generally two to three days later.  Product is therefore considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier.  Any undelivered product is included in our inventory.

The majority of the Company’s sales relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales.  However, software maintenance contracts, software agency fees, and extended warranties that are sold in which the Company is not the primary obligor, are recorded on a net basis in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Such net revenues are recognized in full at the time of sale.

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

Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer.  Revenue from customer maintenance support agreements, in which the Company is not the primary obligor, is reported on a net basis and recognized at the time of the sale. Net sales consist of product and service revenues, less discounts and estimated allowances for sales returns.  Cost of sales include the cost of product and services sold and current and estimated allowances for product returns that will not be accepted by our suppliers, less rebates.

Deferred revenues result from prepaid management services and maintenance contracts.  Many management services are pre-billed quarterly and income is recognized as services are performed.  The Company’s maintenance contracts are generally for services that may be performed over a one year period of time.  Income is recognized on such contracts ratably over the period of the contract.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all time deposits and highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company has bank balances, including cash equivalents, which typically exceed federally insured limits.

RESTRICTED CASH

Restricted cash at September 30, 2007 and 2006 represents deposits maintained for certain government tax agencies.

INVENTORIES

Inventories consist principally of merchandise being configured for customer orders and merchandise purchased by the Company that has been drop shipped, but not yet received and accepted by the customer and are stated at the lower of cost (specific identification method) or market.  On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value.  Changes to increase inventory reserves are recorded as an increase in cost of goods sold.

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

In fiscal year 2005 the Company concluded the development of three internal-use software programs that are being amortized on a straight-line basis over the economic lives of each of the software products that is estimated to be four years.  Costs capitalized include internal payroll and direct fringe benefits and external direct project costs, including labor and travel.  The Company began amortizing its first internal-use programs in May and the remaining two in October 2005.  The Company’s property and equipment (see Note 2), as of September 30, 2007, 2006, and 2005 included $948,000, $781,000 and $781,000 respectively of capitalized software development costs included in computer equipment and software in addition to the software under-development.

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

In accordance with SFAS 142, the Company selected September 30 as the date on which to perform its annual goodwill impairment test.  Based on its valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended September 30, 2007, 2006 and 2005.

In connection with the Company’s acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting.  The assets and liabilities assumed were recorded at their estimated fair values as determined by management and were based on information currently available and current assumptions as to future operations.  The excess purchase price over those fair values was recorded as goodwill.  The Company’s goodwill balance during the years ended September 30, 2007 and 2006 was $1,080,000 and $623,000, respectively, and was included in other assets in the accompanying consolidated balance sheets.

Separable intangible assets that have finite useful lives are amortized over their useful lives.  An impaired asset is written down to fair value.  Intangible assets with finite useful lives consist of customer relationships and non-compete agreements and are amortized over the expected benefit period using the straight-line and sum-of-the-years-digits methods.  At September 30, 2007 and 2006, such intangible assets amounted to $705,000 (net of $1,096,000 of accumulated amortization) and $609,000 (net of $674,000 of accumulated amortization), respectively, and are included in other assets in the accompanying consolidated balance sheets.

ADVERTISING AND SHIPPING AND HANDLING COSTS

The Company reports the costs of all advertising in the periods in which those costs are incurred.  For the fiscal years ended September 30, 2007, 2006, and 2005 advertising expense was approximately $403,000, $346,000 and $224,000 respectively.  Shipping and handling costs incurred by the Company are included in cost of sales.

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND VENDORS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash deposits and trade accounts receivable. The Company’s cash deposits are placed with a few financial institutions. The combined account balances at one or more institutions typically exceed the $100,000 Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

The Company had one large customer that accounted for 24% of its total accounts receivable at the end of fiscal year 2007.  That customer subsequently timely paid the balance owed to the Company in full.  Other than that one customer, no other one customer accounted for more than 10% of net sales or outstanding accounts receivable at fiscal year end for the past three fiscal years.

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

Purchases from the Company’s three largest vendors during the years ended September 30, 2007, 2006, and 2005, comprised, 49%, 51%, and 54%, respectively, of its total purchases of product.

TREASURY STOCK

The Company uses the specific identification method for accounting for treasury stock.  During the 2004 fiscal year, the Company issued 1,000 additional shares for employee stock benefit plans with a cost basis of $2,000.  At September 30, 2007 and 2006, there remained approximately 1,000 treasury shares, with a cost of $1,000.

STOCK BASED COMPENSATION

Prior to October 1, 2005, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with Accounting Principle Board (“APB”) Opinion No. 25 and FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation”.  As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company had chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.  Beginning October 1, 2005, the Company adopted the provisions of SFAS No. 123(R) using the prospective method.

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

Had the option grants and the acceleration of option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the effect on the compensation cost for the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2007	2006	2005
Net income as reported	$1,626	$511	$145
Stock based compensation cost, net of related tax
effects, using the fair value method of reporting	--	--	(868)
Effect of acceleration of unvested stock options	--	--	(581)
Pro forma net income (loss)	$1,626	$511	$(1,304)

Basic earnings (loss) per common share:
As reported	$0.23	$0.07	$0.02
Pro forma	$0.23	$0.07	$(0.19)

Diluted earnings (loss) per common share:
As reported	$0.22	$0.07	$0.02
Pro forma	$0.22	$0.07	$(0.18)

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

COMPREHENSIVE INCOME

SFAS No. 130, ‘‘Reporting Comprehensive Income.’’ establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company has reported comprehensive income for the fiscal year ended September 30, 2007, but did not have any components of comprehensive income for fiscal years ended September 30, 2006 and 2005.

SEGMENT REPORTING

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  For the years ended September 30, 2006 and 2005, the Company operated in only one segment.  In fiscal year ended September 30, 2007, the Company began operating in three segments as follows:
	As of and for the Year Ended September 30, 2007
	US	Pakistan	China
	Sales of Product	Business Process	Business Process	Intersegment	Consolidated
In Thousands	and Services	Services	Services	Eliminations	Total
Sales from non affiliated customers	$346,237	$884	$5	$--	$347,126
Intersegment sales	$--	$7,827	$218	$(8,045)	$0
Depreciation and amortization	$1,920	$378	$22	$--	$2,320
Segment profit (loss)	$1,140	$649	$(96)	$(67)	$1,626
Segment assets	$87,887	$4,232	$170	$(6,283)	$86,006

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered.

MINORITY INTEREST

Minority interest consists of capital contributed by minority interests as well as earnings or losses allocated to them.  The Company has minority interest resulting from its equity investments in PBPO and Ovex.  The changes in minority interest (in thousands) since October 1, 2005 are as follows:

	Year Ended September 30,
	2007	2006
Beginning minority interest balance	$1,487	$903
Minority interest acquired in Ovex acquisition	302	-
Capital contributed by PBPO minority interest	100	705
Earnings (loss) allocated to minority shareholders	68	(121)
Ending minority interest balance	$1,957	$1,487

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted:

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108").  The Company adopted SAB 108 in the fourth quarter of fiscal 2007. SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement and to adjust the financial statements if either approach results in quantifying a misstatement that is material.

In adopting the requirements of SAB 108, the Company determined that previously accrued taxes that were overstated by $0.2 million and immaterial to the balance sheet, could be considered material to the income statement, if adjusted.  The accrued tax overstatement resulted from an under accrual of an income tax refund in years prior to 2002, which had been evaluated as being immaterial under the reversing (rollover) method at that time.  The Company reported the cumulative effect of the initial application of SAB 108 by adjusting accumulated deficit as of September 30, 2006 with a credit of $0.2 million.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 156, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued.  The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately.  The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

Accounting pronouncements pending adoption:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements

In September 2006, the FASB issued FAS 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

PRIOR YEAR BALANCE SHEET RECLASSIFICATION

In the September 30, 2006 financial statements, current maturities of long-term debt of $346,000 was included with Accrued Taxes and Other Liabilities in the balance sheet presentation.  For fiscal year 2007 the current maturities of long-term debt were reclassified for both 2007 and 2006 fiscal years and included with Short-Term Borrowings and Current Maturities of Long-Term Debt.

2 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	September 30,
	2007	2006
Software under development	$344	$197
Computer equipment and software	12,925	9,519
Office equipment and other	1,075	1,006
Warehouse equipment	116	151
Leasehold improvements	812	561
Capitalized leases (see Note 7)	1,938	1,211
	17,210	12,644
Less: Accumulated depreciation and amortization	(12,188)	(9,879)
	$5,022	$2,765

Depreciation and amortization expense was $2,320,000, $1,491,000 and $1,110,000 for the years ended September 30, 2007, 2006, and 2005, respectively.  Assets fully depreciated were $8,380,000 and $8,328,000 for the years ended September 30, 2007, and 2006, respectively.  Accumulated amortization on capitalized leases was $849,000 and $433,000 at September 30, 2007 and 2006, respectively.

3 LINES OF CREDIT

The Company’s two primary information technology sales subsidiaries, En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., and GE Commercial Distribution Finance Corporation (“GE”) are parties to that certain Business Financing Agreement and that certain Agreement for Wholesale Financing dated June 25, 2004, as amended to date (collectively, the “Agreements”).  The Company is the guarantor of the obligations under the Agreements.  Under the flooring arrangement, the two subsidiaries may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  The two subsidiaries may borrow up to 85% of the Company’s collective eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.  The original Agreements provided for a $30.0 million accounts receivable and flooring facility and expired on June 25, 2007, but were extended on June 13, 2007 to July 31, 2007 via a temporary overline letter agreement.

                  F -  16

Effective July 25, 2007, the facility was increased to $45.0 million and certain financial covenants were revised pursuant to an addendum executed among the parties.  The addendum also provided an extension of the term of the facility for a period of three years from August 1, 2007 and for successive one-year renewal periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by any party to the other parties.

Effective September 25, 2007, the parties entered into an amendment to delete all prior financial covenants contained in the Agreements and to restate them effective for the last day of each calendar quarter as follows (as such terms are defined in the Agreements):

•	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.

•	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended, shall be no more than 3.00:1.00.

The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of September 30, 2007, approximately $30.3 million in borrowings were outstanding under the $45.0 million financing facility.  At September 30, 2007, there were additional borrowings available of approximately $14.7 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

Since the Company replaced its working capital financing facility in June 2004, minimal interest expense has been incurred on borrowings under the line of credit because of the extended interest-free period under the flooring plan.  In fiscal years 2007, 2006 and 2005 such interest expense amounted to $11,000, $14,000 and $3,000 respectively.  Total interest expense, the majority of which in fiscal years 2007 and 2006 applied to capitalized leases and in the 2005 fiscal year related principally to the Ontario facility lease, for the years ended September 30, 2007, 2006 and 2005 was $318,000, $82,000 and $233,000 respectively.

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

6 INCOME TAXES

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Current:
Federal	$28	$20	$13
State	32	22	8
	$60	$42	$21

Deferred:
Federal	(213)	--	--
State	(50)	--	--
	(263)	--	--
	$(203)	$--	$--

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Year Ended September 30,
	2007	2006	2005
Federal statutory rate	35%	35%	35%
State taxes, net of federal benefits	1	2	5
Expenses not deductible	5	8	23
Affiliate (earnings) losses not taxable	(11)	35	312
Minority interest	2	(8)	(83)
Net operating loss carryforward	(50)	(82)	(123)
Valuation allowances	8	18	(156)
	(14)%	8%	13%

The Company’s consolidated return excludes two affiliates (see “Affilate (earnings) losses not taxable” in table above), PBPO and Ovex.  PBPO is excluded because the Company’s investment is less than the required 80% ownership required to consolidate under federal tax law and Ovex is excluded because foreign income is not subject to U.S. tax until distributed.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Due to the uncertainty surrounding the realization of a portion of the net deferred tax asset of $4.9 million, management has provided a valuation allowance.  Significant components of deferred taxes are as follows (in thousands):

September 30,
2007		2006
Deferred tax assets:
Accounts receivable and other allowances	$533	$628
Expenses not currently deductible	1,170	883
Depreciation	295	250
Federal net operating loss and alternative minimum tax credits	2,001	2,436
State net operating loss	933	1,800
	4,931	5,996
Deferred tax liabilities	--	--
Net deferred tax asset	4,931	5,996
Valuation allowance	(4,531)	(5,996)
Deferred tax asset	$400	$--

Portion allocated to income	$263
Portion allocated to equity related to stock options	137
Total deferred tax asset	$400

 The Company had the following Federal net operating losses (‘‘NOL’’) available:

Year NOL Incurred	NOL Amount	Expiration Date
2000	$31	2020
2002	3,458	2022
2003	1,832	2023
	$5,321

The above $5.3 million NOL carry forward will not benefit earnings, as it was attributable to the exercise of stock options and will be considered an adjustment to additional paid-in capital.

7 LONG-TERM LIABILITIES AND COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and various types of office equipment.  These leases vary in duration and many contain renewal options and/or escalation clauses.  Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2007 were approximately as follows (in thousands):

	Minimum Lease	Capitalized
	Payments	Leases
Fiscal year 2008	$1,769	$593
Fiscal year 2009	1,107	305
Fiscal year 2010	737	141
Fiscal year 2011	637	38
Fiscal year 2012	653
Thereafter	1,424
Total minimum lease payments	$6,327	1,077
Less amount representing interest		(111)
Principal amount		$966

Current		519
Long-term		447
Total		$966

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

The $0.7 million gain was deferred and amortized on a straight-line basis over approximately sixteen months, which represented the conclusion of the seventh year of the fifteen year lease and the first date on which the Company could terminate the lease without cost or penalty.  During the years ended September 30, 2007, 2006 and 2005, the Company amortized into earnings $30,000, $387,000, and $330,000 respectively, of deferred gain.

For the years ended September 30, 2005 and 2004, Ontario facility rent expense, which was characterized as a financing lease under SFAS No. 98 until March 2005 and reported as interest expense, was approximately $218,000 and $534,000, respectively.

On August 26, 2005 the Company gave notification to the lessor of the Ontario facility of its intention to terminate the lease and its notification was acknowledged on September 14, 2005.  On March 30, 2006, the Company amended the lease agreement to extend the lease that was due to terminate on May 31, 2006 until October 31, 2006.  In August 2006, the Company found the alternative location for its configuration center that it was seeking and entered into a sublease agreement for approximately 95,090 square feet at Rancho Cucamonga, California.  The sublease is for approximately two and a half years, ending on February 15, 2009.

During June 2006, the Company moved its headquarters in El Segundo, California, where it leased approximately 24,000 square feet of office space, to an alternative El Segundo location where approximately 13,000 square feet of office space was subleased.  The sublease is for approximately two and a half years, ending on January 31, 2009.

Rent expense for the years ended September 30, 2007, 2006, and 2005 under all operating leases was approximately $1,292,000, $1,812,000 and $1,820,000, respectively.

Under an amendment to the employment agreement of the Company’s CEO entered into on October 1, 2004 and effective October 15, 2004, there is provision that in the event of termination of employment, under certain circumstances following an unapproved change in control of the Company, a severance payout equal to four times annual base salary in a single lump-sum payment will be made

8 EARNINGS PER SHARE AND PREFERRED STOCK

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):
	Year Ended September 30,
	2007	2006	2005
Net income	$1,626	$511	$145

Denominator:
Weighted-average shares outstanding	7,145	7,006	6,866
Effect of dilutive securities:
Dilutive potential of options and warrants	311	119	237
Weighted-average shares and share equivalents
outstanding	7,456	7,125	7,103

Basic income per share	$0.23	$0.07	$0.02
Diluted income per share	$0.22	$0.07	$0.02

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

9 STOCK OPTIONS

In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years.  The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years.  However, in anticipation of the adverse effects that adoption of SFAS No. 123(R) would have, the Compensation Committee and Board of Directors approved and made effective July 20, 2005 the acceleration of all unvested stock options.  In March 2006, under its terms, the the stock option plan terminated and no further shares are available for grant under the plan.

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

The following is a summary of stock option activity:
			Total
			Exercise
	Number of Shares		Value
	Non-Qualified	Incentive	(In Thousands)
Outstanding at September 30, 2004	616,667	878,721	$5,257
Granted	250,000	25,000	575
Exercised	(46,000)	(113,136)	(260)
Cancelled	--	(65,479)	(306)
Outstanding at September 30, 2005	820,667	725,106	$5,266
Granted	--	--	--
Exercised	(4,000)	(53,034)	(105)
Cancelled	--	(88,291)	(331)
Outstanding at September 30, 2006	816,667	583,781	$4,830
Granted	--	--	--
Exercised	--	(31,125)	(62)
Cancelled	(8,333)	(75,234)	(84)
Outstanding at September 30, 2007	808,334	477,422	$4,684

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life
September 30, 2005	1,545,773	$3.41	7.65
September 30, 2006	1,400,448	$3.45	5.63
September 30, 2007	1,285,756	$2.96	4.92

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 (there were no grants in 2006 or 2007):

	Expected		Risk Free
	Dividend	Expected	Interest	Expected
	Yield	Volatility	Rate	Lives
Year ended September 30, 2005	0%	105%	3.35%	5

10 ACQUISITION OF BUSINESSES

On September 19, 2006, the Company entered into a Share Purchase Agreement with Omar Saeed and Arif Saeed (the "Saeeds"), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited. Subsequently, on July 7, 2007, the two companies were approved for merger by the Pakistan Court effective October 1, 2006.  The surviving company in the merger was Ovex Technologies (Private) Limited (“Ovex”).

Both companies are engaged in providing business process outsourcing ("BPO") services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006.  Additionally, the board of directors of Ovex consists of five members; one designated by the Company (Edward O. Hunter, a director of the Company, serves as the Company’s designee), one of the Saeeds and three designated mutually by the two designees.

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

Management considers that sum-of-the-years digits best reflects the pattern in which the economic benefits of SMI and Viablelinks (as defined below) customer relationships will be realized.  At September 30, 2005, the Company increased its amortization of the Tabin (as defined below) customer relationships $50,000 in recognition of impairment of certain customer relationships.

In prior fiscal years, in addition to the transactions described above, the Company made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 01, 2004	Viablelinks, Inc. ("Viablelinks")

At September 30, 2007, amortization of customer relationships for current and future years is as follows (in thousands):

	Tabin	Viablelinks	SMI	Ovex	Total
Beginning accumulated amortization	$402	$120	$153	$--	$675
Fiscal year 2007 amortization	68	40	197	116	421
Ending accumulated amortization	$470	$160	$350	$116	$1096
Fiscal year:
2008	$--	$27	$187	$110	$324
2009	--	13	61	104	178
2010	--	--	13	97	110
2011	--	--	3	91	94
Total future year's amortization	$--	$40	$264	$402	$706

Total amortization	$470	$200	$614	$518	$1802

The following unaudited pro forma consolidated financial information reflects the results of operations for the two years ended September 30, 2006 as if the acquisitions of Ovex and SMI had occurred on October 1, 2004   Pro form results for the year ended September 30, 2007 is not presented because both companies were fully integrated with the Company’s operations during that period.  (In thousands, except per share data):

	Year Ended September 30,
	2006		2005
	Pro Forma	As Reported	Pro Forma	As Reported
Net sales	$327,090	$323,723	$342,140	$328,332
Net income	$826	$511	$769	$145
Net income per share:
Basic	$0.12	$0.07	$0.11	$0.02
Diluted	$0.12	$0.07	$0.11	$0.02
Weighted average shares outstanding:
Basic	7,006	7,006	6,866	6,866
Diluted	7,125	7,125	7,103	7,103

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place in those earlier years.  In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

11 LITIGATION

In January 2007, in order to avoid the cost of ongoing litigation, the Company reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against the Company in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice.   Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made.   The full amount of the settlement payment was recognized in the March 2007 quarterly financial statements.   The settlement was a business decision and in entering into the settlement, the Company made no admission of liability

In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”) relating to an action that was brought against the Company in February 2006 in the San Diego County Superior Court, Case No. GIC859375.  Websense, Inc. ("Websense") was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor.    Under the settlement agreement, the Company will pay Websense, Inc. the sum of one dollar ($1) and in addition has agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and will become an authorized vendor of its products.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability

In July 2006, Church Gardens, LLC, the current owner of the Company's formerly leased configuration facility in Ontario, California, filed suit against the Company in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back from the Company , by plaintiff’s predecessor in 1999 when the Company still occupied its former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract.  The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that has already been accrued in the financial statements.

In February 2007, the Company filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that the Company's $90,720 security deposit be returned with interest.  In addition, the Company claims that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that the Company owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to the Company.  The Company also asks the court to grant declaratory relief as to the Company's  actions in its attempts to preserve the disputed property pending a judicial determination of rights.  The Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating its property.

In January 2007, US Real Estate Consortium, the predecessor owner of the Company's former leased configuration facility in Ontario, California filed suit against the current owner, Church Gardens LLC, in San Bernardino County Superior Court, Case No. RCV100476.

In March 2007, the current owner, Church Gardens LLC, filed a cross-complaint against the Company and the former owner, US Real Estate Consortium, among others.  On May 31, 2007, the Company answered and cross-claimed against the current owner, Church Gardens, LLC.  On July 25, 2007, Church Gardens, LLC filed its answer to the first amended cross-complaint filed by us.  Both cases (RCV096518 and RCV100476) have now been consolidated for all purposes.

Although the first case (RCV096518) was originally filed in July 2006, no trial date in the now consolidated case has been set. There has been substantial discovery, and substantial law and motion practice to date.  The Company is contesting the consolidated case vigorously, and intends to continue doing so.

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

12 QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in the fiscal years ended September 30, 2007 and 2006 is presented below (in thousands, except per share amounts):

	Fiscal 2007 Quarter Ended
	September	June	March	December
Net sales	$97,041	$99,967	$74,498	$75,620
Gross profit	11,704	11,888	10,086	9,873
Net (loss) income	729	412	213	272
Basic net (loss) income per share	.10	0.06	0.03	0.04
Diluted net (loss) income per share	.10	0.06	0.03	0.04

	Fiscal 2006 Quarter Ended
	September	June	March	December
Net sales	$78,409	$95,624	$71,012	$78,688
Gross profit	11,400	11,492	9,238	7,520
Net (loss) income	1,529	1,016	(1,037)	(997)
Basic net (loss) income per share	0.22	0.14	(.15)	(.14)
Diluted net (loss) income per share	0.21	0.14	(.15)	(.14)

13 SUBSEQUENT EVENT

On October 29, 2007, the Company entered into a lease agreement for the its corporate headquarters.  The property leased is a two story office building with 29,032 square feet of office space in Carson, California. The lease is for a period of seven years commencing on November 1, 2007.  The lease requires monthly payments of $48,483.44 for the first year and contains an annual base rent increase of 3% that is effective for each November 1 for the succeeding six years. There is an option at the Company’s election to extend the lease for two additional five year periods. Each of the two option periods to extend the lease contain the same base rent increases of 3% as found in the original lease.  The scheduled monthly payments under the lease extension options are at the same original base monthly rate of $48,483.44 plus the sum of the accumulated annual 3% base rent increases to date. The lessee is responsible for the payment of real property taxes on the leased premises as well as for all utilities and services.

The lessor of the leased corporate headquarters, Dominguez Channel, LLC, is 85% owned by the Chief Executive Officer of the Company and four members of his immediate family, two of whom are employees and another a director of the Company.

En Pointe Technologies, Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Charges (Reversals)		Balance At
	Beginning of	to Cost and		End of
	Period	Expenses	Deductions	Period
Year Ended September 30, 2007(in thousands):
Allowance for doubtful accounts	$1,011	$205	$(521)	$695
Allowance for returns	99	—	—	99
Allowance for inventory valuation	523	29	—	552
	$1,633	$234	$(521)	$1,346

Year Ended September 30, 2006(in thousands):
Allowance for doubtful accounts	$723	$415	$(127)	$1,011
Allowance for returns	99	—	—	99
Allowance for inventory valuation	374	149	—	523
	$1,196	$564	$(127)	$1,633

Year Ended September 30, 2005(in thousands):
Allowance for doubtful accounts	$945	$255	$(477)	$723
Allowance for returns	99	—	—	99
Allowance for inventory valuation	354	$20	—	374
	$1,398	$275	$(477)	$1,196

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

Dated: December 17, 2007	BY: /s/ ATTIAZAZ “BOB” DIN
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

Signature	Title	Date

/s/ MANSOOR S. SHAH	Chairman of the Board and Director	December 17, 2007
Mansoor S. Shah

/s/ ATTIAZAZ “BOB” DIN	Chief Executive Officer, President and Director (Principal Executive Officer)	December 17, 2007
Attiazaz “Bob” Din

/s/ JAVED LATIF	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	December 17, 2007
Javed Latif

/s/ NAUREEN DIN	Director	December 17, 2007
Naureen Din

/s/ ZUBAIR AHMED	Director	December 17, 2007
Zubair Ahmed

/s/ MARK BRIGGS	Director	December 17, 2007
Mark Briggs

/s/ EDWARD O. HUNTER	Director	December 17, 2007
Edward O. Hunter

/s/ TIMOTHY J. LILLIGREN	Director	December 17, 2007
Timothy J. Lilligren

Index to Exhibits

Exhibit
Number	Description

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

3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2005. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).

4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).

10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*

10.5
Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated March 1, 1996 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*

10.6
Amended Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated April 2, 1997 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).*

10.24
Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 31, 2001.)

10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).*

10.31
Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).

10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).*

10.39
Employee Leasing and Licensing Agreement by and between the Registrant and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).

10.41
 Business Financing Agreement between En Pointe Technologies Sales, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

Exhibit
Number	Description

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

10.46	Subscription Agreement dated March 18, 2005 between Premier BPO Inc. and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).

10.47
Amendment to Employment Agreement between the Registrant and Attiazaz ‘‘Bob’’ Din, dated November 15, 2004 (incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K filed on November 18, 2004.)*

10.48
Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, effective January 23, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed January 30, 2006).

10.49
Asset Purchase Agreement entered into as of January 18, 2006 between Software Medium, Inc., Veridyn, LLC and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).

10.50	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).

10.51	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*

10.52	Employment Agreement between the Registrant and David L. Mochalski, dated May 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*

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

10.56
 Sublease dated July 12, 2006 between North Pacific Group, Inc. and the Registrant for certain industrial warehouse properties located at 11081 Tacoma Drive, Rancho Cucamonga, California 91730 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 1, 2006).

10.57
 Share Purchase Agreement dated September 19, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed September 25, 2006).

Exhibit
Number	Description

10.58
Employment Agreement between the Registrant and Richard R. Emil, dated September 27, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 27, 2006).*

10.59	Promissory Note between the Registrant and Omar and Arif Saeed, dated October 5, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).

10.60
Amendment to Share Purchase Agreement effective October 1, 2006, by and among the Registrant, Omar Saeed and Arif Saeed.  (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).

10.61
Temporary Overline Agreement by GE Commercial Distribution Finance Corporation for En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., dated June 13, 2007.  (incorporated by reference to exhibit 10.60 to the Registrant’s Form 8-K filed June 14, 2007).

10.62
Amendment to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated July 30, 2007.  (incorporated by reference to exhibit 10.61 to the Registrant’s Form 8-K filed July 31, 2007).

10.63
Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated September 25, 2007.  (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 26, 2007).

10.64
Lease dated October 29, 2007 between Dominguez Channel, LLC and En Pointe Technologies Sales, Inc. for certain office properties located at 18701 S. Figueroa Street, Carson, California (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K/A filed October 31, 2007).

21.1	Subsidiaries of the Company

23.1	Consent of Rose, Snyder & Jacobs CPA Corp.

23.2	Consent of BDO Seidman, LLP.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.