Form 10-Q
period 2007-12-31
EN POINTE TECHNOLOGIES INC
filed 2008-02-14
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended December 31, 2007
or
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28052
____________________

EN POINTE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2467002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18701 S. Figueroa Street
Gardena, California	90248
(Address of principal executive offices)	(Zip Code)

                                           (310) 337-5200
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES [X]  NO [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer", "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____  Accelerated filer  _______   Non-accelerated filer                     Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

As of February 14, 2008, 7,159,193 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 4. PART II Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – December 31, 2007 and September 30, 2007
Condensed Consolidated Statements of Operations and Comprehensive Income - Three months ended December 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 2007 and 2006
Notes to Condensed Consolidated Financial Statements - December 31, 2007

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

OTHER INFORMATION

Exhibits
Signatures

Item 3 of Part I has been omitted based on the Company’s status as a “smaller reporting company.”  Items 1, 1A, 2, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	December 31,	September 30,
	2007	2007
ASSETS:
Current assets:
Cash	$8,168	$6,000
Restricted cash	77	76
Short term cash investment	11	1,000
Accounts receivable, net	53,619	61,391
Inventories, net	7,652	8,768
Prepaid expenses and other current assets	1,716	1,548
Total current assets	71,243	78,783

Property and equipment, net of accumulated
depreciation and amortization	5,472	5,022

Other assets	2,658	2,201
Total assets	$79,373	$86,006

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$27,752	$19,034
Borrowings under line of credit	14,524	30,314
Short-term borrowings and current maturities of long-term debt	2,712	2,450
Accrued liabilities	6,112	6,177
Accrued taxes and other liabilities	4,567	4,364
Total current liabilities	55,667	62,339
Long term liabilities	424	447
Total liabilities	56,091	62,786

Minority interest	2,001	1,957

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,159,193shares issued	7	7
Additional paid-in capital	42,207	42,207
Treasury stock	(1)	(1)
Accumulated deficit	(20,932)	(20,950)
Total stockholders' equity	21,281	21,263
Total liabilities and stockholders' equity	$79,373	$86,006

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended
	December 31,
	2007	2006
Net sales:
Product	$74,148	$62,962
Service	12,734	12,658
Total net sales	86,882	75,620
Cost of sales:
Product	67,922	57,697
Service	7,066	8,050
Total cost of sales	74,988	65,747
Gross profit:
Product	6,226	5,265
Service	5,668	4,608
Total gross profit	11,894	9,873

Selling and marketing expenses	8,828	6,551
General and administrative expenses	3,076	3,058
Operating (loss) income	(10)	264

Interest income, net	66	39
Other income, net	61	16
Income before income taxes and minority interest	117	319
Provision for income taxes	31	22
Income before minority interest	86	297
Minority interest	(43)	(25)
Net income	43	272
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(25)	(13)
Comprehensive income	$18	$259

Net income per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average shares outstanding:
Basic	7,158	7,124
Diluted	7,371	7,372

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$43	$272
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	697	542
Allowances for doubtful accounts, returns, and inventory	99	83
Minority interest in income of affiliates	44	25
Net change in operating assets and liabilities	16,925	4,991
Net cash provided by operating activities	17,808	5,913

Cash flows from investing activities:
Acquisition of business	--	(1,302)
Disposition (acquisition) of short-term cash investment	989	(551)
Purchase of property and equipment	(1,023)	(783)
Net cash used by investing activities	(34)	(2,636)

Cash flows from financing activities:
Net repayments under line of credit	(15,790)	(2,509)
Net borrowings under short-term financing	344	--
Stock offering by affiliate	--	100
Proceeds from exercise of employee stock options	--	37
Payment on long term liabilities	(160)	(113)
Net cash used by financing activities	(15,606)	(2,485)
Increase in cash	$2,168	$792

Supplemental disclosures of cash flow information:
Interest paid	$75	$53
Income taxes paid	$44	$23
Capitalized leases	$55	$134
Stock issued for acquisition of business	$--	$240

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) its minority-owned affiliate Premier BPO, Inc. (a "Variable Interest Entity") and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, the "Company" or "En Pointe"), at December 31, 2007, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three-month periods ended December 31, 2007 and 2006, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. It is suggested that these condensed financial statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2007.

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

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Net income	$43	$272

Weighted average shares outstanding	7,158	7,124
Effect of dilutive securities:
Dilutive potential of options	213	248

Weighted average shares and share equivalents outstanding	7,371	7,372

Basic income per share	$0.01	$0.04
Diluted income per share	$0.01	$0.04

Note 3 – Recent Accounting Pronouncements

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

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted this accounting pronouncement effective October 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

 In March 2006, the FASBissued FAS 156, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued.  The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

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

Accounting pronouncements pending adoption:

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning after July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

Note 4 – Acquisition of Business

    On September 19, 2006, the Company entered into a Share Purchase Agreement with Omar Saeed and Arif Saeed (the "Saeeds"), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited ("OvexUS") and Ovex Pakistan (Private) Limited ("OvexDomestic," and collectively with OvexUS, "Ovex"). Both companies were engaged in providing business process outsourcing ("BPO") services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006.  Additionally, pursuant to the terms of the Agreement, the boards of directors of OvexUS and OvexDomestic were each reconfigured to consist of three members; one designated by the Company (as of December 31, 2007, Edward O. Hunter, a director of the Company, is serving as the Company’s designee), one designated by the Saeeds and one designated mutually by the two designees.

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

Tangible assets acquired	$704
Excess purchase price over net assets acquired	976
Purchase price	$1,680

Intangible assets:
Goodwill	458
Covenant not to compete	420
Customer relationships	98
Total intangibles	$976

Note 5 – Goodwill and Other Intangibles

    In prior fiscal years the Company made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 1, 2004	Viablelinks, Inc. ("Viablelinks")
January 18 2006	Software Medium, Inc. and its subsidiary Veridyn, LLC ("Software Medium")
October 1, 2006	Ovex Technologies (Private) Limited

    At December 31, 2007, intangibles consisting of goodwill, customer relationships and covenants not to compete consisted of the following in (in thousands):

	Cost
		Customer	Covenants
	Goodwill	Relationships	Not to Compete
Tabin	$230	$470	$--
Viablelinks	88	200	--
Software Medium	304	153	460
Ovex acquisition on October 1, 2006	458	98	420
Balance at December 31, 2007	$1,080	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method of Amortization		SYD	SL

	Accumulated Amortization
			Covenants
		Customer	Not to
	Goodwill	Relationships	Compete
Balance at September 30, 2007	$--	$745	$352
Amortization year-to-date	--	22	59
Balance at December 31, 2007	$--	$767	$411

    At December 31, 2007, amortization of customer relationships and covenants not to compete for current and future years is as follows (in thousands):

			Software
	Tabin	Viablelinks	Medium	Ovex	Total
Prior year accumulated amortization	$470	$160	$350	$116	$1,096
Three month amortization	--	7	47	28	82
Accumulated amortization	$470	$167	$397	$144	$1,178

Remaining fiscal 2008 amortization	$--	$20	$139	$82	$241
Amortization for fiscal 2009	--	13	61	104	178
Amortization for fiscal 2010	--	--	13	97	110
Amortization for fiscal 2011	--	--	3	91	94
Total future amortization	$--	$33	$216	$374	$623

Total amortization	$470	$200	$613	$518	$1,801

Note 6 – Segment Reporting

    The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  In fiscal year 2007, the Company began operating initially in two segments until the fourth quarter of fiscal year 2007 when the China business process services was added.  The following table provides information as to how the segments contributed to the Company’s operations and assets (in thousands):

	As of and for the Three Months Ended December 31, 2007
		Pakistan	China
	U.S. Sales of Product	Business Process	Business Process	Intersegment	Consolidated
	and Services	Services	Services	Eliminations	Total
Sales from non affiliated customers	$86,590	$125	$167	$--	$86,882
Intersegment sales	$95	$1,973	$--	$(2,068)	$0
Depreciation and amortization	$575	$114	$8	$--	$697
Segment profit (loss)	$(135)	$186	$35	$(43)	$43
Segment assets	$75,811	$4,646	$211	$(1,295)	$79,373

	As of and for the Three Months Ended December 31, 2006
		Pakistan
	U.S. Sales of Product	Business Process	Intersegment	Consolidated
	and Services	Services	Eliminations	Total
Sales from non affiliated customers	$75,316	$304	$--	$75,620
Intersegment sales	$--	$1,534	$(1,534)	$0
Depreciation and amortization	$418	$124	$--	$542
Segment profit (loss)	$309	$(12)	$(25)	$272
Segment assets	$70,980	$4,473	$(543)	$74,910

Note 7 – Minority Interest

    The Company has a 70% interest in Ovex  and a 30% interest in Premier BPO, Inc. (“PBPO”), which gives rise to minority interest for the ownership portions not held by En Pointe.

The changes in minority interest since September 30, 2007 were as follows (in thousands):

Minority Interest
Beginning balance at October 1, 2007	$1,957
Earnings allocated to minority interest	44
Ending balance at December 31, 2007	$2,001

Note 8 – Financing Facility

    On July 30, 2007, En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc. (collectively the "En Pointe Borrowers"), wholly-owned subsidiaries of En Pointe Technologies, Inc., and GE Commercial Distribution Finance Corporation (“GE”) entered into an Addendum (the "Addendum") to that certain Business Financing Agreement and that certain Agreement for Wholesale Financing, each dated June 25, 2004, as amended (collectively, the "Agreements").  The original Agreements provided for a $30.0 million replacement working capital financing facility and expired on June 25, 2007, but were extended on June 13, 2007 to July 31, 2007 via a temporary overline letter agreement.

    The Addendum was effective July 25, 2007 and the Company executed an acknowledgement to the Addendum in its capacity as Guarantor of the obligations under the Agreements.  Under terms of the Addendum, the En Pointe Borrowers have available collectively for borrowing under the accounts receivable and flooring facility up to $45.0 million dollars.  Under the flooring arrangement, the En Pointe Borrowers may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

    The Addendum is for a period of three years from August 1, 2007 and for successive one year periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by any party to the other parties.

    Another Addendum entered into on September 25, 2007 deleted all prior financial covenants contained in the Agreements and restated them effective for the last day of each calendar quarter as follows:

•	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.
•	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended shall be no more than 3.00:1.00.

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

Note 10 – Income Taxes – FIN 48 Disclosure

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109" ("FIN 48") on October 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits.  The Company's review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been substantially reduced with a valuation allowance.  Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period.  It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.

   Because of substantial net operating loss carryforwards, the Company remains open to federal tax examination for all tax years since September 30, 1999.  The Company has never undergone an examination by the Internal Revenue Service since its inception.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd are collectively referred to as the “Company” or “En Pointe.”

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

    Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

    There have been no major changes to the Company’s critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2007 Annual Report on Form 10-K.

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2007	2006
Net sales:
Product	85.3%	83.3%
Services	14.7	16.7
Total net sales	100.0	100.0
Gross profit:
Product	7.2	7.0
Services	6.5	6.1
Total gross profit	13.7	13.1
Selling and marketing expenses	10.3	8.8
General and administrative expenses	3.5	4.0
Operating income (loss)	(0.1)	0.3
Interest income, net	0.1	(0.1)
Other income, net	0.1	0.0
Income (loss) before taxes and minority interest	0.1	0.4
Provision for income taxes	0.0	0.0
Income (loss) before minority interest	0.1	0.4
Minority interest	(0.1)	0.0
Net income (loss)	0.0%	0.4%

Comparison of the Results of Operations for the Three Months ended December 31, 2007 and 2006

    NET SALES

NET SALES COMPARISONS
(in millions, except percentages)	Three Months Ended
	December 31,
Period-to-Period Comparison	Change	2007	2006
Net sales:
Product	$11.1	$74.1	$63.0
Services	$0.0	$12.7	$12.7
Total	$11.1	$86.8	$75.7
Percentage change	14.7%

		December 31,	September 30,
Sequential Comparison	Change	2007	2007
Net sales:
Product	$(11.2)	$74.1	$85.3
Services	$0.9	$12.7	$11.8
.	$(10.3)	$86.8	$97.1
Percentage change	(10.6)%

    There was a $11.1 million, or 14.7%, increase in net sales in the December 2007 quarter as compared to the December 2006 quarter, all of which was product related as service revenue was flat for the quarter.  However, on a sequential basis, net sales decreased $10.3 million, or 10.6%, when compared with the September 2007 quarter, which was a result of decreased product revenue that was slightly offset by an increase in service revenue.

    While service net sales were flat in the December 2007 quarter when compared with the December 2006 quarter, sequentially service net sales increased to $12.7 million, an increase of $0.9 million from the September 2007 quarter.  However, product sales fell sharply, reversing the strong period-to-period comparison with a $11.2 million decline from the strong sales quarter recorded in the September 2007.  Included in product sales were software agency commissions that were $1.3 million in the current quarter an increase of $0.3 million over the $1.0 million generated in the December 2006 quarter.  Software agency fees carry no related costs and therefore favorably impact the gross profit.

The Company’s core net sales (defined as sales exclusive of business process outsourcing sales and services) increased $11.1 million in the December 2007 quarter to $85.2 million compared with $74.2 million generated in the December 2006 quarter.  However, service net sales related to business process outsourcing sales and services increased marginally $0.2 million in the December 2007 quarter from the December 2006 quarter.

    No one customer's net sales exceeded $8.7 million, or 10% of the Company’s total net sales, in either the December 2007 or 2006 quarters.  Nevertheless there was a concentration of net sales to the top ten regular customers which rose to $36.5 million, or 42.0% of total net sales, in the December 2007 quarter from $32.3 million, or 42.7% of total net sales in the December 2006 quarter.

GROSS PROFIT.

GROSS PROFIT COMPARISONS
(in millions, except percentages)	Three Months Ended
	December 31,
Period-to-Period Comparison	Change	2007	2006
Gross profit:
Product	$0.9	$6.2	$5.3
Services	$1.1	$5.7	$4.6
Total	$2.0	$11.9	$9.9
Percentage change	20.2%
Gross margin percentage:
Product	0.0%	8.4%	8.4%
Services	8.7%	44.9%	36.2%
	0.6%	13.7%	13.1%

		December 31,	September 30,
Sequential Comparison	Change	2007	2007
Gross profit:
Product	$(0.4)	$6.2	$6.6
Services	$0.6	$5.7	$5.1
Total	$0.2	$11.9	$11.7
Percentage change	1.7%
Gross margin percentage:
Product	0.6%	8.4%	7.8%
Services	1.7%	44.9%	43.2%
	1.6%	13.7%	12.1%

Gross profits increased $2.0 million in the December 2007 quarter, or 20.2%, as compared with the results of the December 2006 quarter.  Most of the increase in gross profits was attributable to the increase in sales volume but improved service margins increasing 8.7% to 44.9% contributed approximately 5% of the increase.  With product margins being flat at 8.4%, all of the increase in product gross profits was from increased sales volume.

Software agency commissions are a component of the 8.4% product margin computation and are recorded net of costs.  When such revenues are excluded from the product margins the product margins are reduced to 6.6% and 6.7% respectively for the December 2007 and 2006 quarters.  Sequentially the December 2007 quarter gross margins increased 1.6% to 13.7% over the September 2007 gross margins of 12.1%.  The improvement in gross margins contributed to an increase in gross profits of $0.2 million to $11.9 million over the September 2007 quarter gross profits of 11.7 million.

Service margins for the core business (defined as sales exclusive of business process outsourcing sales and services) contributed to the overall increase in service margins as core margins increased 7.4% to 45.0% from 37.6% in the December 2006 quarter.   Factors influencing the core business margin increase include various cost reduction initiatives put in place by the Company to reduce labor costs and improve efficiency as well as the addition of three new Help Desk accounts and one new Research and Data Management Services account that represents higher margin business.  The gain in service margins and new service business was sufficient to offset the decline in service revenues that had resulted from project wind downs and scope and negotiated pricing discounts seen at the commencement of economic down turns from some of the Company’s major customers.

    Although PBPO’s sales of business process outsource services increased $0.2 million to $1.4 million in the December 2007 quarter from the $1.2 million reported in the December 2006 quarter, gross profits were essentially flat at $0.4 million reflecting some erosion of margins.  Margins for total business process outsourcing sales and services increased 2.7% to 34.3% in the December 2007 quarter from the 31.7% in the December 2006 quarter.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $2.2 million, or 34.8%, to $8.8 million in the December 2007 quarter, from $6.6 million in the December 2006 quarter.  Wages and wage related expenses were responsible for the majority of the increase, increasing $1.6 million in the December 2007 quarter from the December 2006 quarter, resulting in large part from an increase in hiring of approximately 165 personnel to provide for ancillary customer services.  Another $0.5 million of additional selling and marketing expense in the December 2007 quarter resulted from a combination of an increase in outsourcing costs, rent related expenses, reserves for doubtful accounts as well as a reduction in the availability of co-op funds from vendors.

Selling and marketing expenses as a percentage of net sales likewise increased 1.5% to 10.3% in the December 2007 quarter from the 8.8% recorded in the December 2006 quarter.  On a sequential basis, selling and marketing expenses also increased $0.5 million in the December 2007 quarter from the $8.3 million incurred in the September 2007 quarter.

    GENERAL AND ADMINISTRATIVE EXPENSES.  In spite of the increase of $11.1 million in net sales for the December 2007 quarter over the December 2006 quarter, general and administrative expenses remained relatively stable for the respective quarters.  As a result, the percentage that general and administrative expenses represent to net sales declined 0.5% to 3.5% in the December 2007 quarter from the 4.0% reported in the December 2006 quarter.  However, the December 2007 quarter benefited from the reduction in expenses from a legal settlement of $0.2 million that was present in the prior year’s December 2006 quarter and absent from the current quarter.  On a sequential basis, general and administrative expenses increased a marginal $0.1 million in the December 2007 quarter from the $3.0 million incurred in the September 2007 quarter.

    On January 25, 2008, the Company moved its headquarters from El Segundo to Gardena, California.  The Company terminated its headquarter premises in El Segundo prior to the end of the commitment under the lease which runs until January 31, 2009.  As a result of the early termination and should the Company be unsuccessful in finding a suitable sublessee, the Company will recognize as expense in its March 2008 quarter not only the regular quarterly El Segundo rental expense of approximately $83,000 but an additional expense of approximately $193,000 for the rental period through January 31, 2009, which will be allocated between selling and marketing and general and administrative expense accordingly.  In addition to the anticipated $276,000 of rent expense for the El Segundo property, the Company expects to write-off in the March 2008 quarter $69,000 of leasehold improvements that were abandoned as a result of the move to the new Gardena headquarters.

    OPERATING (LOSS) INCOME.  The Company incurred an operating loss of $10,000 in the December 2007 quarter compared with $0.3 million of operating income in the December 2006 quarter.  The operating loss was a result of the increase in selling and marketing expenses that exceeded the increase in gross profits.

    INTEREST INCOME, NET.  At December 31, 2007, net interest income was comprised of the following (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Interest income	$141	$92
Interest expense	(75)	(53)
	$66	$39

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

    PROVISION FOR INCOME TAXES.   For the December 2007 quarter, the Company estimated an income tax expense of $31,000.  The Company is subject to regular income tax rates because its remaining net operating loss carry forwards all consists net operating losses generated by stock option expense which, because the Company elected not to expense its options when granted, are not allowable reductions in tax for GAAP purposes.

    As of December 30, 2007, the Company had an available federal net operating loss carry forward of approximately $5.3 million all of which will be considered an increase to capital and will not benefit earnings.

    MINORITY INTEREST.   Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  The Company owns an approximate 30% voting interest in PBPO as of December 30, 2007 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements.   In the first quarter of fiscal 2008, PBPO incurred a loss that was allocated to the “minority interest” not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners.  Ovex, on the other hand, which is 70% owned by the Company, incurred a profit for the December 2007 quarter of which 30% was allocated to the minority interest.

    Minority interest in thousands allocated to each affiliate for the three months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended
	December 31,
	2007	2006

PBPO	$21	$11
Ovex	(64)	(36)
(Profit)/loss allocations	$(43)	$(25)

    NET INCOME (LOSS).  Net income for the December 2007 quarter was $43,000 as compared with net income of $0.3 million in the December 2006 quarter.  The decrease of $0.3 million in net income for the December 2007 quarter was due to the decrease in operating income.  Expressed as a percentage of net sales, net income in the December 2007 quarter was 0.0% of net sales compared with 0.4% in the December 2006 quarter.

Liquidity and Capital Resources

    Sources of liquidity for the Company include cash and cash equivalents, cash flow from operations, and amounts available under our GE financing facility.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although there can be no assurance, management believes that the remaining cash balances, cash flows from operations, and availability of funds under its financing facility will be sufficient to satisfy the Company’s operating requirements for the next fiscal year.  As of December 31, 2007, the Company had approximately $8.2 million in cash and working capital of $15.6 million.

Cash flows from operating activities:

    During the December 2007 quarter, operating activities provided cash totaling $17.8 million as compared with $5.9 million that was provided in the December 2006 quarter.  The lead contributor to the $11.9 million net increase in cash from operating activities was the increase in accounts receivable of $11.8 million that reflected the increase in sales for the quarter over that of the December 2006 quarter.

    Accounts receivable, net of allowances for returns and doubtful accounts, at December 30, 2007 and 2006, was $53.6 million and $61.4 million, respectively, a decrease of $7.8 million for the period, reflecting the decrease in sales from the prior sequential September 2007 quarter.  The number of days’ sales outstanding in accounts receivable was 56 and 61, as of December 30, 2007 and 2006, respectively.

Cash flows from investing activities:

    Investing activities used cash totaling $34,000 during the December 2007 quarter, a decrease of $2.6 million from that of the December 2006 quarter.  The $2.6 million decrease resulted from the liquidation of a short-term cash investment of $1.0 million, as well as the absence of expenditures for acquisition of businesses, such as the $1.3 million in the December 2006 quarter.

Cash flows from financing activities:

    Financing activities used net cash totaling $15.6 million in the December 2007 quarter, $13.1 million more than the $2.5 million of net cash that was used in December 2006 quarter.  Most of the $13.1 million increase in cash provided in the December 2007 quarter was from an increase of $13.3 million in net borrowings under the Company’s line of credit.

Credit facility:

    The Company’s two primary information technology sales subsidiaries, En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., and GE Commercial Distribution Finance Corporation (“GE”) are parties to that certain Business Financing Agreement and that certain Agreement for Wholesale Financing dated June 25, 2004 with various subsequent amendments to date (collectively, the “Agreements”).  En Pointe Technologies, Inc. is the guarantor of the obligations under the Agreements.  Under the flooring arrangement, the two subsidiaries may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  The two subsidiaries may borrow up to 85% of their collective eligible accounts receivable at an interest rate of prime plus 1.0% per annum, subject to a minimum rate of 5.0%.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

    An addendum, effective July 31, 2007 provides for a $45.0 million accounts receivable and flooring facility.  The addendum also provides an extension of the term of the facility for a period of three years from August 1, 2007 and for successive one-year renewal periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by any party to the other parties.  Then, effective September 25, 2007, the parties entered into another addendum to delete all prior financial covenants contained in the Agreements and to restate them effective for the last day of each calendar quarter as follows (as such terms are defined in the Agreements):

•	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.

•	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended, shall be no more than 3.00:1.00.

    The Company was in compliance with all of the debt covenants as of December 31, 2007.

    The GE facility is collateralized by accounts receivable, inventory and substantially all of the Company’s other assets.  As of December 31, 2007, approximately $14.5 million in borrowings were outstanding under the $45.0 million financing facility.  At December 31, 2007, there were additional borrowings available of approximately $26.1 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

Off-Balance Sheet Arrangements

    The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 4.  Controls and Procedures

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

(b) Changes in internal controls

    There were no changes to internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date:  February 14, 2008