Form 10-Q
period 2008-03-31
EN POINTE TECHNOLOGIES INC
filed 2008-05-15
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2008
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES [X]  NO [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer", "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____  Accelerated filer  _______   Non-accelerated filer                     Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

As of May 14, 2008, 7,159,193 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 4. PART II Item 1. Item 4. Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2008 and September 30, 2007
Condensed Consolidated Statements of Operations and Comprehensive Income - Three months and Six Months ended March 31, 2008 and 2007
Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 2008 and 2007
Notes to Condensed Consolidated Financial Statements - March 31, 2008

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

OTHER INFORMATION

Legal Proceedings
Submission of Matters to a Vote of Security Holders
Exhibits
Signatures

Item 3 of Part I has been omitted based on the Company’s status as a “smaller reporting company.”  Items 1A, 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	March 31,	September 30,
	2008	2007
ASSETS:
Current assets:
Cash	$2,903	$6,000
Restricted cash	77	76
Short term cash investment	46	1,000
Accounts receivable, net	46,983	61,391
Inventories, net	5,777	8,768
Prepaid expenses and other current assets	2,026	1,548
Total current assets	57,812	78,783

Property and equipment, net of accumulated
depreciation and amortization	5,580	5,022

Other assets	4,498	2,201
Total assets	$67,890	$86,006

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$21,862	$19,034
Borrowings under line of credit	12,811	30,314
Short-term borrowings and current maturities of long-term debt	1,474	2,450
Accrued liabilities	6,401	6,177
Accrued taxes and other liabilities	4,429	4,364
Total current liabilities	46,977	62,339
Long term liabilities	714	447
Total liabilities	47,691	62,786

Minority interest	1,990	1,957

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,159,193 shares issued	7	7
Additional paid-in capital	42,207	42,207
Treasury stock	(1)	(1)
Accumulated deficit	(24,004)	(20,950)
Total stockholders' equity	18,209	21,263
Total liabilities and stockholders' equity	$67,890	$86,006

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales:
Product	$58,480	$63,225	$132,628	$126,187
Service	12,087	11,273	24,821	23,931
Total net sales	70,567	74,498	157,449	150,118
Cost of sales:
Product	52,446	57,399	120,368	115,096
Service	7,136	7,013	14,202	15,063
Total cost of sales	59,582	64,412	134,570	130,159
Gross profit:
Product	6,034	5,826	12,260	11,091
Service	4,951	4,260	10,619	8,868
Total gross profit	10,985	10,086	22,879	19,959

Selling and marketing expenses	9,539	7,170	18,367	13,721
General and administrative expenses	3,891	2,756	6,967	5,813
Operating (loss) income	(2,445)	160	(2,455)	425

Interest (expense) income, net	(25)	93	41	131
Other (expense) income, net	(567)	23	(506)	39
(Loss) income before income taxes and minority interest	(3,037)	276	(2,920)	595
(Benefit) provision for income taxes	(6)	4	25	26
(Loss) income before minority interest	(3,031)	272	(2,945)	569
Minority interest in loss (income)	10	(59)	(33)	(84)
Net (loss) income	(3,021)	213	(2,978)	485
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(51)	10	(76)	(23)
Comprehensive (loss) income	$(3,072)	$203	$(3,054)	$462

Net (loss) income per share:
Basic	$(0.42)	$0.03	$(0.42)	$0.07
Diluted	$(0.42)	$0.03	$(0.42)	$0.07

Weighted average shares outstanding:
Basic	7,158	7,149	7,158	7,136
Diluted	7,158	7,517	7,158	7,453

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,978)	$485
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	1,436	1,146
Allowances for doubtful accounts, returns, and inventory	421	83
Impairment of investment	500	--
Loss on disposal of assets	110	--
Minority interest in income of affiliates	33	84
Net change in operating assets and liabilities	17,398	(2,432)
Net cash provided (used) by operating activities	16,920	(634)

Cash flows from investing activities:
Acquisition of business	--	(1,302)
Proceeds from sale of assets	28	--
Disposition (acquisition) of short-term cash investment	954	(1,968)
Investment in stock	(500)	--
Purchase of property and equipment	(1,743)	(1,128)
Net cash used by investing activities	(1,261)	(4,398)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(17,503)	2,413
Net repayments under short-term financing	(922)	--
Stock offering by affiliate	--	100
Proceeds from exercise of employee stock options	--	38
Payment on long term liabilities	(331)	(256)
Net cash (used) provided by financing activities	(18,756)	2,295
Decrease in cash	$(3,097)	$(2,737)

Supplemental disclosures of cash flow information:
Interest paid	$147	$139
Income taxes paid	$44	$23
Capitalized leases	$222	$484
Stock issued for acquisition of business	$--	$240

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) its minority-owned affiliate Premier BPO, Inc. (a "Variable Interest Entity") and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, the "Company" or "En Pointe"), at March 31, 2008, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. It is suggested that these condensed financial statements be read in conjunction with the Company's most recent Form 10-K for the fiscal year ended September 30, 2007.

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

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net (loss) income	$(3,021)	$213	$(2,978)	$485

Weighted average shares outstanding	7,158	7,149	7,158	7,136
Effect of dilutive securities:
Dilutive potential of options	--	368	--	317
Weighted average shares and share equivalents
outstanding	7,158	7,517	7,158	7,453

Basic (loss) income per share	$(0.42)	$0.03	$(0.42)	$0.07
Diluted (loss) income per share	$(0.42)	$0.03	$(0.42)	$0.07

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

 In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued.  The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

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

Accounting pronouncements pending adoption:

    In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

    In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, the Company will delay application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities.  The Company does not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

Note 4 – Acquisition of Business

    On September 19, 2006, the Company entered into a Share Purchase Agreement with Omar Saeed and Arif Saeed (the "Saeeds"), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited ("OvexUS") and Ovex Pakistan (Private) Limited ("OvexDomestic," and collectively with OvexUS, "Ovex"). Both companies were engaged in providing business process outsourcing ("BPO") services and were wholly-owned by the Saeeds. Under the terms of the agreement, the Company paid the Saeeds a total of $1,680,000 in exchange for 70% of the capital stock of each of the two companies. The form of the consideration paid consisted of $240,000 in cash, $240,000 in unregistered shares of Company common stock, and a promissory note in the principal amount of $1,200,000, which promissory note was repaid in full in November 2006.  Additionally, pursuant to the terms of the Agreement, the boards of directors of OvexUS and OvexDomestic were each reconfigured to consist of three members; one designated by the Company, Edward O. Hunter, a director of the Company, is serving as the Company’s designee, one designated by the Saeeds and one designated mutually by the two designees.

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

Tangible assets acquired	$704
Excess purchase price over net assets acquired	976
Purchase price	$1,680

Intangible assets:
Goodwill	458
Covenant not to compete	420
Customer relationships	98
Total intangibles	$976

Note 5 – Goodwill and Other Intangibles

    In prior fiscal years the Company made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 1, 2004	Viablelinks, Inc. ("Viablelinks")
January 18, 2006	Software Medium, Inc. and its subsidiary Veridyn, LLC ("Software Medium")
October 1, 2006	Ovex Technologies (Private) Limited ("Ovex")

    At March 31, 2008, intangibles related to the foregoing acquisitions consisting of goodwill, customer relationships and covenants not to compete were comprised of the following in (in thousands):

	Cost
		Customer	Covenants
	Goodwill	Relationships	Not to Compete
Tabin	$230	$470	$--
Viablelinks	88	200	--
Software Medium	304	153	460
Ovex	458	98	420
Balance at March 31, 2008	$1,080	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method of Amortization		SYD	SL

	Accumulated Amortization
			Covenants
		Customer	Not to
	Goodwill	Relationships	Compete
Balance at September 30, 2007	$--	$745	$352
Amortization fiscal year-to-date	--	43	119
Balance at March 31, 2008	$--	$788	$471

    At March 31, 2008, amortization of customer relationships and covenants not to compete for current and future years is as follows (in thousands):

			Software
	Tabin	Viablelinks	Medium	Ovex	Total
Prior year accumulated amortization	$470	$160	$350	$116	$1,096
Six month amortization	--	14	93	55	162
Accumulated amortization	$470	$174	$443	$171	$1,258

Remaining fiscal 2008 amortization	$--	$13	$93	$55	$161
Amortization for fiscal 2009	--	13	61	104	178
Amortization for fiscal 2010	--	--	13	97	110
Amortization for fiscal 2011	--	--	3	91	94
Total future amortization	$--	$26	$170	$347	$623

Total amortization	$470	$200	$613	$518	$1,801

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

	As of and for the Quarter Ended March 31, 2008
	US Sales of Product	Pakistan Business Process	China Business Process		Intersegment	Consolidated
	and Services	Services	Services		Eliminations	Total
Sales from non affiliated customers	$70,398	$103	$66	$		$70,567
Intersegment sales	$88	$2,107	$80		$(2,275)	$0
Depreciation and amortization	$528	$121	$8	$		$657
Segment (loss) profit	$(3,031)	$(37)	$37		$10	$(3,021)
Segment assets	$64,821	$3,737	$195		$(863)	$67,890

	As of and for the Six Months Ended March 31, 2008
	US Sales of Product	Pakistan Business Process	China Business Process		Intersegment	Consolidated
	and Services	Services	Services		Eliminations	Total
Sales from non affiliated customers	$157,076	$323	$50		$--	$157,449
Intersegment sales	$183	$4,080	$246		$(4,509)	$0
Depreciation and amortization	$1,017	$236	$17	$		$1,270
Segment (loss) profit	$(3,139)	$150	$44		$(33)	$(2,978)
Segment assets	$64,821	$3,737	$195		$(863)	$67,890

Note 7 – Minority Interest

    The Company has a 70% interest in Ovex  and a 30% interest in Premier BPO, Inc. (“PBPO”), which gives rise to minority interest for the ownership portions not held by En Pointe.

The changes in minority interest since September 30, 2007 were as follows (in thousands):

Minority Interest
Beginning balance at October 1, 2007	$1,957
Earnings allocated to minority interest	33
Ending balance at March 31, 2008	$1,990

Note 8 – Financing Facilities

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

    The Addendum was effective July 25, 2007 and the Company executed an acknowledgement to the Addendum in its capacity as Guarantor of the obligations under the Agreements.  Under terms of the Addendum, the En Pointe Borrowers have available collectively for borrowing under the accounts receivable and flooring facility up to $45.0 million.  Under the flooring arrangement, the En Pointe Borrowers may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

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

    On March 26, 2008, En Pointe Technologies Sales, Inc. a wholly-owned subsidiary of En Pointe Technologies, Inc. ("Sales"), and IBM Credit LLC ("IBM") entered into an agreement (the "IBM Agreement") for inventory financing. The IBM Agreement is for a one year period of time or such other period as IBM and Sales may agree to from time to time. Under the IBM Agreement, Sales may borrow up to $25 million of certain eligible accounts receivable and inventory. The borrowing base for inventory financing is limited to sales to International Business Machines Corporation and/or IBM Global Services. Interest free financing is provided with the number of days of interest free financing depending on the vendor and product purchased. Beyond the interest free financing period, interest is charged at the prime rate plus 6.5% per annum. The IBM Agreement is collateralized by accounts receivable, inventory and substantially all other assets. En Pointe Technologies, Inc. has provided its guarantee to IBM for the IBM Agreement. The IBM Agreement also requires that Sales maintain a lockbox and special deposit account for proceeds of customer's accounts. In conjuction with the IBM Agreement, GE and IBM, have signed Intercreditor Agreements

The Agreement contains numerous covenants including the method of financial reporting to IBM. In addition there are two financial covenants:

Total subordinated debt and tangible net worth (both as defined under the Agreement) must be equal to or greater than $12,250,000.
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

Note 9 – Litigation

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

In January 2007, in order to avoid the cost of ongoing litigation, the Company negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”) relating to an action that was brought against the Company in February 2006 in the San Diego County Superior Court, Case No. GIC859375.  Websense, Inc. ("Websense") was the holder of a SMI secured promissory note and alleged that in the Company’s acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that the Company was liable for the debts of SMI as a successor.    Under the settlement agreement, the Company paid Websense, Inc. the sum of one dollar ($1), agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and became an authorized vendor of its products.  The settlement was a business decision and in entering into the settlement, the Company made no admission of liability

In July 2006, Church Gardens, LLC, the current owner of the Company's formerly leased configuration facility in Ontario, California, filed suit against the Company in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back from the Company , by plaintiff’s predecessor in 1999 when the Company still occupied its former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract.  The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that has already been accrued in its financial statements.

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

In March 2007, the current owner, Church Gardens LLC, filed a cross-complaint against the Company and the former owner, US Real Estate Consortium, among others.  On May 31, 2007, the Company answered and cross-claimed against the current owner, Church Gardens, LLC.  On July 25, 2007, Church Gardens, LLC filed its answer to the first amended cross-complaint filed by the Company.  Both cases (RCV096518 and RCV100476) have now been consolidated for all purposes.

There has been substantial discovery, and substantial law and motion practice to date.  Trial date has been set for late fall of 2008.  The Company is contesting the consolidated case vigorously, and intends to continue doing so.

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

Note 10 – Income Taxes – FIN 48 Disclosure

    The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109" ("FIN 48") on October 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits.  The Company's review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been substantially reduced with a valuation allowance.  Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period.  It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2008, the Company has not accrued any interest or penalties related to uncertain tax positions.

   Because of substantial net operating loss carryforwards, the Company remains open to federal tax examination for all tax years since September 30, 1999.  The Company has never undergone an examination by the Internal Revenue Service since its inception.

Note 11 – Lease Commitment

On February 15, 2008, the Company and The Capital Development Authority, an organization commissioned by the government of Pakistan to oversee the planning and maintenance of Islamabad, entered into a leasing agreement to lease the Company approximately 41.25 acres of land.  The lease is for a ninety-nine year period and is renewable in increments of thirty-three years.  The land is to be leased for the purpose of the construction of a technology campus for multiple educational, training and conferences which may include but is not limited to technical labs, including research data and development labs and centers for all types of information technology services, including data recovery centers, knowledge and business processing outsourcing, training across various market segments, managed services and help desk support.  The technology campus will include accommodations for the faculty, students, staff, as well as visiting foreign and domestic guests and business and professional people.  It will contain auditoriums, conference centers, recreational facilities, special dedicated commerce teaching and training blocks for advanced courses for multinational companies such as Microsoft Corporation and Cisco Systems, Inc and numerous other manufacturers and software publishers or their resellers or agents.

Under terms of the lease agreement, the Company will pay a total lease rental of $10.0 million over the ninety-nine year lease term.  Lease payments totaling $5.3 million are due in installments of $0.5 million annually over a ten year period of time, with total interest estimated at $2.9 million based on a given monthly average of the KIBOR (Karachi Interbank Offered Rate) which has been estimated to be at the rate of 10% APR.  A down payment of 10%, or $0.7 million, was paid when the letter of intent was originally signed with the lessor, and another 15%, or $1.1 million, was paid when the agreement was signed.  In addition to the $10.0 million lease rental, there is an annual ground rental charge of approximately $13,000 a year and the Company is responsible for all applicable property related taxes.

The $10.0 million cost of the lease will be amortized over thirty-three years, or $0.3 million per year, and is presently considered non-operating investment expense.  The $1.8 million of advance lease payments is substantially non-current and is included with other assets in the balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., and The Xyphen Corporation, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as the “Company” or “En Pointe.”

    The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of En Pointe’s business, anticipated cost savings or other synergies, the markets for En Pointe’s services and products, anticipated capital expenditures, regulatory developments or competition; (ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," “projects,” “potential,” or similar expressions; and (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

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

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales:
Product	82.9%	84.9%	84.2	84.1%
Services	17.1	15.1	15.8	15.9
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	8.6	7.8	7.8	7.4
Services	7.0	5.7	6.7	5.9
Total gross profit	15.6	13.5	14.5	13.3
Selling and marketing expenses	13.6	9.6	11.7	9.1
General and administrative expenses	5.5	3.7	4.4	3.9
Operating (loss) income	(3.5)	0.2	(1.6)	0.3
Interest income, net	0.0	0.1	0.0	0.1
Other (expense) income, net	(0.8)	0.1	(03)	0.1
(Loss) income before taxes and minority interest	(4.3)	0.4	(1.9)	0.5
Provision for income taxes	0.0	0.0	0.0	0.0
(Loss) income before minority interest	(4.3)	0.4	(1.9)	0.5
Minority interest	(0.0)	(0.1)	(0.0)	(0.2)
Net (loss) income	(4.3)%	0.3%	(1.9)	0.3%

Comparison of the Results of Operations for the Three Months and Six Months Ended March 31, 2008 and 2007

    NET SALES

NET SALES COMPARISONS
	Three Months Ended			Six Months Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2008	2007	Change	2008	2007
Net sales:
Product	$(4.7)	$58.5	$63.2	$6.4	$132.6	$126.2
Services	$0.8	$12.1	$11.3	$0.9	$24.8	$23.9
Total	$(3.9)	$70.6	$74.5	$7.3	$157.4	$150.1
Percentage change	(5.2)%			4.9%

		March 31,	December 31,
Sequential Comparison	Change	2008	2007
Net sales:
Product	$(15.6)	$58.5	$74.1
Services	$(0.6)	$12.1	$12.7
Total	$(16.2)	$70.6	$86.8
Percentage change	(18.7)%

    Net sales decreased $3.9 million, or 5.2%, in the March 2008 quarter as compared to the March 2007 quarter, all of which was product related as service revenue increased $0.8 million for the quarter.  On a sequential basis, net sales decreased $16.2 million, or 18.7%, when compared with the December 2007 quarter, which again was chiefly a result of decreased product revenue.   This follows a net sales sequential decline of $10.3 million, or 10.6%, incurred in the December 2007 quarter when compared with the $97.0 million September 2007 quarter.  The service net sales increase of $0.8 million was principally from ten major service customers that contributed $0.6 million of the $0.8 million increase in service sales for the March 2008 quarter compared with the March 2007 quarter.

    The decline in net sales of $3.9 million in the second quarter of fiscal 2008 was attributable to a decline of $6.1 million of net sales to state and local government accounts that was, in part, replaced by increased sales from other customers.  A sales contract with one of the Company’s three large government accounts expired during the March 2008 quarter and was not renewed because the customer plans to purchase directly from the manufacturer in the future.  However, the Company estimates that while sales will be adversely affected, most of the gross profit, it is believed, will be made up in agency fees that will be received from the manufacturer.  In the case of another governmental account whose contract with the Company had also expired, the business was only marginally profitable to the extent of available rebate income.  The Company estimates that the loss of the latter customer and its attendant rebate income may adversely affect gross profits by approximately $0.3 million annually.

    Software sales, including licenses, maintenance, and agency commissions related thereto, in the March 2008 quarter increased, increasing $3.4 million in the March 2008 quarter to $18.0 million from $14.6 million in the March 2007 quarter.  For the six months ended March 31, 2008, software sales increased $12.4 million to $55.2 million from $42.8 million as compared with the first six months of fiscal 2007.

The Company’s non-core net sales (defined as sales of business process outsourcing sales and services) were essentially flat when compared with the March 2007 quarter with $1.6 million of revenues recorded in the March 2008 quarter as compared with $1.7 million revenues in the March 2007 quarter.

For the six months ended March 31, 2008, net sales increased $7.3 million, or 4.9%, as compared with the first six months of fiscal 2007, which was principally from increased product net sales and was due entirely to the favorable increase in net sales in the December 2007 quarter of $11.1 million over that of the December 2006 quarter.

No one customer's net sales exceeded $7.1 million, or 10% of the Company’s total net sales, in either the March 2008 or 2007 quarters nor in the six month year-to-date comparable periods.  Nevertheless there was a concentration of net sales in the top ten regular customers which was $26.3 million, or 37.3% of total net sales in the March 2008 quarter.  The March 2008 quarter’s concentration of net sales declined from the March 2007 quarter in which the net sales concentration was $32.6 million, or 43.8% of total net sales.

GROSS PROFIT

GROSS PROFIT COMPARISONS
	Three Months Ended			Six Months Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2008	2007	Change	2008	2007
Gross profit:
Product	$0.2	$6.0	$5.8	$1.2	$12.3	$11.1
Services	$0.7	$5.0	$4.3	$1.7	$10.6	$8.9
Total	$0.9	$11.0	$10.1	$2.9	$22.9	$20.0
Percentage change	8.9%			14.5%
Gross margin percentage:
Product	1.1%	10.3%	9.2%	0.5%	9.3%	8.8%
Services	3.2%	41.3%	38.1%	5.5%	42.7%	37.2%
Combined gross margin percentage	2.0%	15.6%	13.6%	1.2%	14.5%	13.3%

		March 31,	December 31,
Sequential Comparison	Change	2008	2007
Gross profit:
Product	$(0.2)	$6.0	$6.2
Services	$(0.7)	$5.0	$5.7
Total	$(0.9)	$11.0	$11.9
Percentage change	(7.8)%
Gross margin percentage:
Product	1.9%	10.3%	8.4%
Services	(3.6)%	41.3%	44.9%
Combined gross margin percentage	1.9%	15.6%	13.7%

Gross profits increased $0.9 million in the March 2008 quarter, or 8.9%, as compared with the results of the March 2007 quarter.  The increase in gross profits was attributable to improved gross margins in both product and service.  Product gross margins for the March 2008 quarter were 10.3% as compared with 9.2 % in the March 2007 quarter.

However, software agency commissions (which increased $1.0 million for the March 2008 quarter over the March 2007 quarter) are a component of the 10.3% product margin computation and are recorded net of costs, if any.  When such revenues are excluded from the product margins the product margins are reduced to 5.9% and 6.7% respectively for the March 2008 and 2007 quarters, reflective of a softening of hardware and software gross margins.

The increase in gross profits came principally from an increase of service gross profits of $0.7 million in the March 2008 quarter over the March 2007 quarter.  All of the increase was attributable to the core business operations (defined as sales exclusive of business process outsourcing sales and services).   The $0.7 million increase in service gross profits was from both the increase in service revenues of $0.8 million as well as the increase in service margins of 3.2%.  The increase in service gross profits came from principally from twelve new service accounts that contributed approximately $0.6 million as well as from more profitable smaller accounts as gross profits from seven of the Company’s larger customers declined $0.8 million.

Sequentially the March 2008 quarter gross profits decreased $0.9 million to $11.0 million over the December 2007 gross profits of $11.9 million.  The decline in net sales was responsible for the decline in gross profits in the March 2008 quarter as gross margins in the March 2008 quarter improved to 15.6% from 13.7% in the December 2007 quarter.

For the six months ended March 31, 2008, gross profits increased $2.9 million, or 14.5%, as compared with the first six months of fiscal 2007, which was from a combined increased of both product and service gross profits.  Of the $2.9 million increase, $2.0 million was from the December 2007 quarterly results.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $2.3 million, or 33.0%, to $9.5 million in the March 2008 quarter, from $7.2 million in the March 2007 quarter.  Wages and wage related expenses were responsible for the majority of the increase, increasing $1.9 million in the March 2008 quarter from the March 2007 quarter, resulting in large part from an increase in hiring of approximately 56 employees.  Bad debt expense increased $0.2 million in the March 2008 quarter.  Another $0.2 million of additional selling and marketing expense in the March 2008 quarter was from increased facilities expense and the addition to a reserve for potential sales tax audit adjustments.

Selling and marketing expenses as a percentage of net sales likewise increased 4.0% to 13.6% in the March 2008 quarter from the 9.6% recorded in the March 2007 quarter.  On a sequential basis, selling and marketing expenses also increased $0.7 million in the March 2008 quarter from the $8.8 million incurred in the December 2007 quarter.

For the six months ended March 31, 2008, selling and marketing expenses increased $4.7 million, or 33.9%, to $18.4 million as compared with the $13.7 million incurred in the first six months of fiscal 2007.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased $1.1 million, or 41.2%, to $3.9 million in the March 2008 quarter from the $2.8 million in the March 2007 quarter.  Factors contributing to the $1.1 million increase include the following:

    On January 25, 2008, the Company moved its headquarters from El Segundo to Gardena, California.  The relocation took place prior to the end of the commitment under the El Segundo lease which runs until January 31, 2009.  As a result of the early termination the Company recognized as expense in the March 2008 quarter not only the regular quarterly El Segundo rental expense of approximately $83,000 but an additional expense of approximately $158,000 for the rental period through January 31, 2009.  In addition to the anticipated $241,000 of rent expense for the El Segundo property, the Company wrote-off in the March 2008 quarter $62,000 of leasehold improvements that were abandoned as a result of the move to the new Gardena headquarters.  After allocation of facilities expenses, including the effect of such additional rent expense, total facilities expense increased by $0.2 million.

The Company incurred increased legal expense of $0.5 million principally from its voluntary provision of legal services in the defense of certain sales employees that are being sued by their former employer for wrongful acts.  An additional increase of $0.2 million resulted from the hiring of additional employees.  Depreciation increased $0.1 million resulting from the acquisition of computer equipment and office furniture.

On a sequential basis, general and administrative expenses increased $0.8 million in the March 2008 quarter from the $3.1 million incurred in the December 2007 quarter with the added facilities expense, legal fees and depreciation being the primary reasons for the increase.

For the six months ended March 31, 2008, general and administrative expenses increased $1.2 million, or 19.9%, to $7.0 million as compared with the $5.8 million incurred in the first six months of fiscal 2007 with the increase being due to the factors cited above.

    OPERATING (LOSS) INCOME.  The Company incurred an operating loss of $2.4 million in the March 2008 quarter compared with $0.2 million of operating income in the March 2007 quarter.  The operating loss was a result of the increase in operating expenses of $3.5 million that exceeded the $0.9 million increase in gross profits.

For the six months ended March 31, 2008, the Company’s operating loss was also $2.5 million compared with $0.4 million of operating income for the first six months of fiscal 2007.  The operating loss was a result of the increase in operating expenses of $5.8 million that exceed the $2.9 million increase in gross profits.

    INTEREST INCOME, NET.  At March 31, 2008, net interest income was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest income	$48	$179	$188	$270
Interest expense	(73)	(86)	(147)	(139)
	$(25)	$93	$41	$131

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

    (BENEFIT) PROVISION FOR INCOME TAXES.   For the March 2008 quarter, the Company estimated an income tax benefit of $6,000 and an income tax provision of $25,000 for the six months ended March 31, 2008.

    As of March 31, 2008, the Company had an available federal net operating loss carry forward of approximately $8.0 million of which $5.3 million will be considered an increase to capital and will not benefit earnings. The $5.3 million that will be considered an increase to capital and will not benefit earnings consists net operating losses generated by stock option expense which, because the Company elected not to expense its options when granted, are not allowable reductions in tax for GAAP purposes.

    MINORITY INTEREST.   Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  The Company owns an approximate 30% voting interest in PBPO as of March 31, 2008 and under FIN 46 is required to consolidate PBPO’s financial results in the Company’s financial statements.   In the first quarter of fiscal 2008, PBPO incurred a loss that was allocated to the “minority interest” not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners.  In the second quarter of fiscal 2008, PBPO was profitable and no profits were allocated to the minority interest.  This was due to prior period PBPO losses that were allocated disproportionately to the Company and which were in excess of the Company's investment in PBPO.  As a result of the excess losses taken by the Company, under Accounting Research Bulletin 51, when future earnings materialize, the Company can recover those losses taken in full before any allocation is made to the other minority investors.

    Ovex, which is 70% owned by the Company, incurred a profit for the first quarter of fiscal 2008 of which 30% was allocated to the minority interest but incurred a loss in the second quarter of fiscal 2008 which has been allocated based on "at risk" capital.

    Minority interest in thousands allocated to each affiliate for the three and six months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

PBPO	$--	$--	$21	$--
Ovex	10	(59)	(54)	(84)
(Profit)/loss allocations	$10	$(59)	$(33)	$(84)

    NET INCOME (LOSS).  The net loss for the March 2008 quarter was $3.0 million as compared with net income of $0.2 million in the March 2007 quarter.  The decrease of $3.2 million in net income for the March 2008 quarter was due primarily to the decrease in operating income of $2.6 million as well as a $0.6 reduction in non-operating income.  The principal reason for the decline in non-operating income was a $0.5 million write-down of an investment.

    For the six months ended March 31, 2008, the Company’s net loss was $3.0 million compared with $0.5 million of net income for the first six months of fiscal 2007.  The decrease of $3.5 million in net income was primarily the a result of the decrease in operating income of $2.9 million as well as $0.6 reduction in non-operating income.

    Expressed as a percentage of net sales, the net loss in the March 2008 quarter was 4.3% of net sales compared with the net income in the March 2007 quarter that was 0.3% of net sales.  For the six months ended March 31, 2008, the Company’s net loss was 1.9% of net sales while the net income for the comparable period in fiscal 2007 was 0.3% of net sales.

Liquidity and Capital Resources

   Sources of liquidity for the Company include cash and cash equivalents, cash flow from operations, and amounts available under the Company's GE and IBM financing facilities.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although there can be no assurance, management believes that the remaining cash balances, cash flows from operations, and availability of funds under its financing facilities will be sufficient to satisfy the Company’s operating requirements for the next fiscal year.  As of March 31, 2008, the Company had approximately $2.9 million in cash and working capital of $10.7 million.

Cash flows from operating activities:

    During the six months ended March 2008, operating activities provided cash totaling $16.9 million as compared with using cash of $0.6 million in the March 2007 quarter.  The lead contributor to the $17.6 million net increase in cash from operating activities was the decrease in accounts receivable of $16.6 million that reflected to some extent the decrease in sales for the March 2008 quarter over that of the March 2007 quarter.

    Accounts receivable, net of allowances for returns and doubtful accounts, at March 31, 2008 and 2007, was $47.0 million and $43.8 million, respectively, a decrease of $3.2 million for the 2008 period.  The number of days’ sales outstanding in accounts receivable was 54 and 62, as of March 31, 2008 and 2007, respectively.

Cash flows from investing activities:

    Investing activities used cash totaling $1.3 million during the six months ended March 2008, a decrease of $3.1 million from that of the prior fiscal year period.  The $3.1 million decrease resulted principally from the liquidation of a short-term cash investment of $1.0 million, as well as the absence of expenditures for acquisition of businesses, such as the $1.3 million acquisition related expenditure in the March 2007 period.

Cash flows from financing activities:

    Financing activities used net cash totaling $18.8 million in the six months ended March 2008, $21.1 million more than the $2.3 million of net cash that was provided from financing in the prior year period.  Most of the $21.1 million increase in cash used in the fiscal 2008 period was from the repayment of $20.8 million in the debt under the Company’s line of credit and from its short term liabilities.

Credit facilities:

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

    An addendum, effective July 25, 2007 provides for a $45.0 million accounts receivable and flooring facility.  The addendum also provides an extension of the term of the facility for a period of three years from August 1, 2007 and for successive one-year renewal periods thereafter, subject to termination at the end of any such period on at least sixty days prior written notice by any party to the other parties.  Effective September 25, 2007, the parties entered into another addendum to delete all prior financial covenants contained in the Agreements and to restate them effective for the last day of each calendar quarter as follows (as such terms are defined in the Agreements):

•	Tangible Net Worth and Subordinated Debt in the combined amount of not less than $12,750,000.

•	Total Funded Indebtedness to EBITDA for the preceding four fiscal quarters then ended, shall be no more than 3.00:1.00.

    The Company was in compliance with all of the debt covenants under the GE Agreements, as amended and supplemented to date, as of March 31, 2008.

    The GE facility is collateralized by accounts receivable, inventory and substantially all of the Company’s other assets.  As of March 31, 2008, approximately $14.5 million in borrowings were outstanding under the $45.0 million financing facility.  At March 31, 2008, there were additional borrowings available of approximately $26.1 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

    In addition to the GE facility, on March 26, 2008 En Pointe Technologies Sales, Inc. on March 26, 2008 entered into an agreement for inventory financing with IBM that may only be used to finance sales to International Business Machines Corporation and/or IBM Global Services.  Under the agreement the subsidiary may borrow up to $25 million of certain eligible accounts receivable and inventory.  Interest free financing is provided with the number of days of interest free financing depending on the vendor and product purchased. Beyond the interest free financing period, interest is charged at the prime rate plus 6.5% per annum. The agreement is collateralized by accounts receivable, inventory and substantially all other assets. En Pointe Technologies, Inc., has provided its guarantee to IBM for the inventory financing Agreement.  In conjuction with this financing Agreement, GE  and IBM, have signed Intercreditor Agreements.  The IBM financing agreement contains numerous covenants including the method of financial reporting to IBM. In addition there are two financial covenants:

Total subordinated debt and tangible net worth (both as defined under the Agreement) must be equal to or greater than $12,250,000.
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

    The Company was in compliance with all of the debt covenants under the IBM financing agreement as of March 31, 2008.

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

(b) Changes in internal controls

    There were no changes to internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There has been substantial discovery, and substantial law and motion practice to date. Trial has been set for late fall of 2008.  The Company is contesting the consolidated case vigorously, and intends to continue doing so.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on March 11, 2008, with stockholders holding 7,159,193 shares of common stock (representing 80% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting.  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934.  The stockholders elected all of the Company’s nominees for directors who constitute the entire Board of Directors.  The votes were as follows:

	Votes For	Withheld
Attiazaz “Bob” Din	5,618,269	116,370
Naureen Din	5,315,542	419,097
Zubair Ahmed	4,707,126	1,027,513
Mark Briggs	5,312,147	422,492
Mansoor S. Shah	5,619,069	115,570
Timothy J. Lilligren	5,514,721	219,918
Edward Hunter	5,619,069	115,570

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          En Pointe Technologies, Inc.

By:	/s/ Javed Latif
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  May 14, 2008