Form 10-Q
period 2008-06-30
EN POINTE TECHNOLOGIES INC
filed 2008-08-14
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2008
or
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

As of August 14, 2008, 7,159,193 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 4. PART II Item 1. Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2008 and September 30, 2007
Condensed Consolidated Statements of Operations and Comprehensive Income - Three months and Nine Months ended June 30, 2008 and 2007
Condensed Consolidated Statements of Cash Flows - Nine months ended June 30, 2008 and 2007
Notes to Condensed Consolidated Financial Statements - June 30, 2008

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

OTHER INFORMATION

Legal Proceedings
Exhibits
Signatures

Item 3 of Part I has been omitted based on the Company’s status as a “smaller reporting company.”  Items 1A, 2, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	June 30,	September 30,
	2008	2007
ASSETS:
Current assets:
Cash	$6,965	$6,000
Restricted cash	77	76
Short term cash investment	178	1,000
Accounts receivable, net	46,309	61,391
Inventories, net	5,487	8,768
Prepaid expenses and other current assets	1,957	1,548
Total current assets	60,973	78,783

Property and equipment, net of accumulated
depreciation and amortization	5,226	5,022

Other assets	4,481	2,201
Total assets	$70,680	$86,006

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$22,571	$19,034
Borrowings under line of credit	14,245	30,314
Short-term borrowings and current maturities of long-term debt	1,302	2,450
Accrued liabilities	7,292	6,177
Accrued taxes and other liabilities	4,235	4,364
Total current liabilities	49,645	62,339
Long term liabilities	604	447
Total liabilities	50,249	62,786

Noncontrolling interest	1,975	1,957

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,159,193 shares issued	7	7
Additional paid-in capital	42,210	42,207
Treasury stock	(1)	(1)
Accumulated other comprehensive income	(311)	(14)
Accumulated deficit	(23,449)	(20,936)
Total stockholders' equity	18,456	21,263
Total liabilities and stockholders' equity	$70,680	$86,006

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Product	$67,166	$87,863	$199,794	$214,050
Service	12,763	12,104	37,584	36,035
Total net sales	79,929	99,967	237,378	250,085
Cost of sales:
Product	59,057	80,378	179,424	195,474
Service	7,565	7,701	21,768	22,764
Total cost of sales	66,622	88,079	201,192	218,238
Gross profit:
Product	8,109	7,485	20,370	18,576
Service	5,198	4,403	15,816	13,271
Total gross profit	13,307	11,888	36,186	31,847

Selling and marketing expenses	9,284	8,542	27,651	22,263
General and administrative expenses	3,492	3,093	10,459	8,907
Operating income (loss)	531	253	(1,924)	677

Interest (expense) income, net	(19)	90	22	222
Other (expense) income, net	(60)	30	(566)	69
Income (loss) before income taxes and minority interest	452	373	(2,468)	968
Provision for income taxes	2	3	27	29
Income (loss) before minority interest	450	370	(2,495)	939
Noncontrolling interest in loss (income)	15	42	(18)	(42)
Net income (loss)	465	412	(2,513)	897
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(221)	23	(298)	--
Comprehensive income (loss)	$244	$435	$(2,810)	$897

Net income (loss) per share:
Basic	$0.06	$0.06	$(0.35)	$0.13
Diluted	$0.06	$0.06	$(0.35)	$0.12

Weighted average shares outstanding:
Basic	7,161	7,150	7,159	7,141
Diluted	7,284	7,455	7,159	7,432

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,513)	$897
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	2,050	1,797
Allowances for doubtful accounts, returns, and inventory	209	86
Impairment of investment	500	--
Stock acquired for product and services sold	(300)	--
Loss on disposal of assets	256	--
Noncontrolling interest in income of affiliates	18	42
Net change in operating assets and liabilities	19,742	(7,297)
Net cash provided (used) by operating activities	19,962	(4,475)

Cash flows from investing activities:
Acquisition of business	--	(1,302)
Disposition (acquisition) of short-term cash investment	822	(1,323)
Investment in stock	(500)	--
Purchase of property and equipment	(2,034)	(2,184)
Net cash used by investing activities	(1,712)	(4,809)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(16,069)	14,503
Net repayments under short-term financing	(1,024)	--
Stock offering by affiliate	--	100
Proceeds from exercise of employee stock options	3	63
Payment on long term liabilities	(195)	(403)
Net cash (used) provided by financing activities	(17,285)	14,263
Increase in cash	$965	$4,979

Supplemental disclosures of cash flow information:
Interest paid	$147	$139
Income taxes paid	$44	$23
Capitalized leases	$220	$896
Stock issued for acquisition of business	$--	$240

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited  (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) its minority-owned affiliate Premier BPO, Inc. (a "Variable Interest Entity") and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, referred to as "we," “us” “our” or similar terms), at June 30, 2008, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2008 and 2007, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. It is suggested that these condensed financial statements be read in conjunction with our most recent Form 10-K for the fiscal year ended September 30, 2007.

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

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$465	$412	$(2,513)	$897

Weighted average shares outstanding	7,161	7,150	7,159	7,141
Effect of dilutive securities:
Dilutive potential of options	123	305	--	297
Weighted average shares and share equivalents
outstanding	7,284	7,455	7,159	7,432

Basic income (loss) per share	$0.06	$0.06	$(0.35)	$0.13
Diluted income (loss) per share	$0.06	$0.06	$(0.35)	$0.12

Note 3 – Recent Accounting Pronouncements

Accounting pronouncements adopted:

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  We adopted this accounting pronouncement effective October 1, 2007 and the adoption has not had a material effect on our consolidated financial statements.

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

    In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities.  We do not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

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

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

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

Note 4 – Goodwill and Other Intangibles

    In prior fiscal years we made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 1, 2004	Viablelinks, Inc. ("Viablelinks")
January 18, 2006	Software Medium, Inc. and its subsidiary Veridyn, LLC ("Software Medium")
October 1, 2006	Ovex Technologies (Private) Limited ("Ovex")

    At June 30, 2008, intangibles related to the foregoing acquisitions consisting of goodwill, customer relationships and covenants not to compete were comprised of the following in (in thousands):

	Cost
		Customer	Covenants
	Goodwill	Relationships	Not to Compete
Tabin	$230	$470	$--
Viablelinks	88	200	--
Software Medium	304	153	460
Ovex	458	98	420
Balance at June 30, 2008	$1,080	$921	$880

Assigned Life of Intangibles	Indefinite	5 Years	3 to 5 Years
Method of Amortization		SYD	SL

	Accumulated Amortization
			Covenants
		Customer	Not to
	Goodwill	Relationships	Compete
Balance at September 30, 2007	$--	$745	$352
Amortization fiscal year-to-date	--	70	178
Balance at June 30, 2008	$--	$815	$530

    At June 30, 2008, amortization of customer relationships and covenants not to compete for current and future years is as follows (in thousands):

			Software
	Tabin	Viablelinks	Medium	Ovex	Total
Prior year accumulated amortization	$470	$160	$350	$116	$1,096
Nine month amortization	--	20	140	82	242
Accumulated amortization	$470	$180	$490	$198	$1,338

Remaining fiscal 2008 amortization	$--	$7	$46	$28	$81
Amortization for fiscal 2009	--	13	61	104	178
Amortization for fiscal 2010	--	--	13	97	110
Amortization for fiscal 2011	--	--	3	91	94
Total future amortization	$--	$20	$123	$320	$463

Total amortization	$470	$200	$613	$518	$1,801

Note 5 – Segment Reporting

    The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  In fiscal year 2007, we began operating initially in two segments until the fourth quarter of fiscal year 2007 when the China business process services was added.  The following table provides information as to how the segments contributed to our operations and assets (in thousands):

	As of and for the Quarter Ended June 30, 2008
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$79,344	$462	$123	$--	$--	$79,929
Intersegment sales	$88	$1,992	$95	$--	$(2,175)	$0
Depreciation and amortization	$542	$128	$9	$--	$--	$679
Segment profit (loss)	$427	$(19)	$95	$(38)	$--	$465
Segment assets	$66,808	$3,673	$175	$24	$--	$70,680

	As of and for the Nine Months Ended June 30, 2008
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$236,173	$785	$420	$--	$--	$237,378
Intersegment sales	$271	$6,072	$342	$--	$(6,685)	$0
Depreciation and amortization	$1,661	$364	$25	$--	$--	$2,050
Segment (loss) profit	$(2,988)	$128	$385	$(38)	$--	$(2,513)
Segment assets	$66,808	$3,673	$175	$24	$--	$70,680

Note 6 – Noncontrolling Interest

    We have a 70% interest in Ovex  and a 30% interest in Premier BPO, Inc. (“PBPO”), which gives rise to noncontrolling interest for the ownership portions not held by us.

The changes in noncontrolling interest since September 30, 2007 were as follows (in thousands):

Minority Interest
Beginning balance at October 1, 2007	$1,957
Earnings allocated to minority interest	18
Ending balance at June 30, 2008	$1,975

Note 7 – Financing Facilities

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

    The Addendum was effective July 25, 2007 and we executed an acknowledgement to the Addendum in our capacity as Guarantor of the obligations under the Agreements.  Under terms of the Addendum, the En Pointe Borrowers have available collectively for borrowing under the accounts receivable and flooring facility up to $45.0 million.  Under the flooring arrangement, the En Pointe Borrowers may purchase and finance information technology products from GE-approved vendors on terms that depend upon certain variable factors.  Such purchases from GE-approved vendors have historically been on terms that allow interest-free flooring.

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

    Additionally, GE may terminate the facility at any time upon the occurrence of, and subsequent failure to cure in certain instances, an “Event of Default” as such term is defined in such agreement.  Borrowings under the line of credit agreement are collateralized by accounts receivable, inventory and substantially all of our assets.

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
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

Note 8 – Litigation

In January 2007, in order to avoid the cost of ongoing litigation, we reached a settlement agreement with Softchoice Corporation (“Softchoice”) relating to an action that was brought against us in January 2006 in the Los Angeles County Superior Court, Case No. SC088295, seeking general and special damages of an unspecified amount as well as punitive damages from the economic harm caused by the hiring of five former employees of Softchoice.   Terms of the settlement agreement stipulate that a payment to Softchoice of $212,500 be made.   The full amount of the settlement payment was recognized in the March 2007 quarterly financial statements.   The settlement was a business decision and in entering into the settlement, we made no admission of liability.

In January 2007, in order to avoid the cost of ongoing litigation, we negotiated a settlement agreement with Websense, Inc., a former supplier to Software Medium, Inc. (“SMI”) relating to an action that was brought against us in February 2006 in the San Diego County Superior Court, Case No. GIC859375.  Websense, Inc. ("Websense") was the holder of a SMI secured promissory note and alleged that in our acquisition of the assets of SMI and its subsidiary, Veridyn LLC, via an asset purchase agreement, that we were liable for the debts of SMI as a successor.    Under the settlement agreement, we paid Websense, Inc. the sum of one dollar ($1), agreed to purchase one hundred thousand dollars ($100,000) of software published by Websense, Inc. and became an authorized vendor of its products.  The settlement was a business decision and in entering into the settlement, we made no admission of liability

In July 2006, Church Gardens, LLC, the current owner of our formerly leased configuration facility in Ontario, California, filed suit against us in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us , by plaintiff’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract.  We dispute the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that has already been accrued in our financial statements.

In February 2007, we filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that our $90,720 security deposit be returned with interest.  In addition, we claim that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that we owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to us.  We also asked the court to grant declaratory relief as to our  actions in our attempt to preserve the disputed property pending a judicial determination of rights.  We also seek recovery of possession of our personal property and injunctive relief preventing the plaintiff from liquidating our property.

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

     On July 25, 2008, the Circuit Court for the City of Norfolk, Virginia granted leave to Softchoice Corporation to amend its Complaint in Case Number CL07-5777 against certain of our employees who were former Softchoice Corporation employees to add us and our subsidiary, En Pointe Technologies Sales, Inc., as defendants therein. We have not yet filed a responsive pleading and vigorously dispute liability.

    There are various other claims and litigation proceedings in which we are involved in the ordinary course of business.  We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.  While the outcome of the foregoing and other claims and proceedings cannot be predicted with certainty, after consulting with legal counsel, management does not believe that it is reasonably possible that any ongoing or pending litigation will result in an unfavorable outcome or have a material adverse affect on our business, financial position and results of operations or cash flows.

Note 9 – Income Taxes – FIN 48 Disclosure

    We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109" ("FIN 48") on October 1, 2007.  As a result of the implementation of FIN 48, we have not recognized any liability for unrecognized tax benefits.  Our review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been substantially reduced with a valuation allowance.  Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period.  It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2008, we have not accrued any interest or penalties related to uncertain tax positions.

   Because of substantial net operating loss carryforwards, we remain open to federal tax examination for all tax years since September 30, 1999.  We have never undergone an examination by the Internal Revenue Service since our inception.

Note 10 – Lease Commitment

On February 15, 2008, we and The Capital Development Authority, an organization commissioned by the government of Pakistan to oversee the planning and maintenance of Islamabad, entered into a leasing agreement to lease to us approximately 41.25 acres of land.  The lease is for a ninety-nine year period and is renewable in increments of thirty-three years.  The land is to be leased for the purpose of the construction of a technology campus for multiple educational, training and conferences which may include but is not limited to technical labs, including research data and development labs and centers for all types of information technology services, including data recovery centers, knowledge and business processing outsourcing, training across various market segments, managed services and help desk support.  The technology campus will include accommodations for the faculty, students, staff, as well as visiting foreign and domestic guests and business and professional people.  It will contain auditoriums, conference centers, recreational facilities, special dedicated commerce teaching and training blocks for advanced courses for multinational companies such as Microsoft Corporation and Cisco Systems, Inc and numerous other manufacturers and software publishers or their resellers or agents.

Under terms of the lease agreement, we will pay a total lease rental of $10.0 million over the ninety-nine year lease term.  Lease payments totaling $5.3 million are due in installments of $0.5 million annually over a ten year period of time, with total interest estimated at $2.9 million based on a given monthly average of the KIBOR (Karachi Interbank Offered Rate) which has been estimated to be at the rate of 10% APR.  A down payment of 10%, or $0.7 million, was paid when the letter of intent was originally signed with the lessor, and another 15%, or $1.1 million, was paid when the agreement was signed.  In addition to the $10.0 million lease rental, there is an annual ground rental charge of approximately $13,000 a year and we are responsible for all applicable property related taxes.

The $10.0 million cost of the lease will be amortized over thirty-three years, or $0.3 million per year, and is presently considered non-operating investment expense.  The $1.8 million of advance lease payments is substantially non-current and is included with other assets in the balance sheet.

Note 11 – Subsequent Event

    On July 9, 2008, we entered into a Limited Liability Company Purchase Agreement (the “Purchase Agreement”) with Allied Digital Services Limited, an Indian limited company, ("Purchaser”) to sell a majority interest in our wholly-owned subsidiary, En Pointe Global Services, LLC (“EPGS”).  In connection with the transaction, we transferred a majority of our  information technology service business, including related employees and contracts, to EPGS.  The Purchaser is a publicly traded corporation on the Bombay Stock Exchange in India. Pursuant to the terms of the Purchase Agreement, the Purchaser will acquire from us an 80.5% interest in EPGS for $10 million in cash and 745,000 shares of Purchaser's restricted stock.  As of July 9, 2008, such stock was valued at approximately $14 million and is subject to a one year lockup from the date of issuance.  We will retain the remaining 19.5% interest in EPGS.

    In connection with the closing of the transaction, the Purchaser delivered to us $8 million in cash  in exchange for the transfer of 27,587 Series A Units of EPGS to the Purchaser.  Following the closing, in accordance with the terms of the Purchase Agreement, the Purchaser and we will make additional capital contributions to EPGS in the amounts of $4,025,000 and $975,000, respectively.   The parties will have continuing obligations after closing including a business referral arrangement, license agreements, a services agreement and mutual noncompete.

    An escrow arrangement has been established for the benefit of each party.  Following the closing, Seller will deposit 52,913 Series A Units of EPGS, representing an approximate 52.9% interest, with the escrow agent.  Within 75 days following the signing of the purchase agreement, the Purchaser will deliver to the escrow agent $2 million in cash and either (i) 745,000 shares of the Purchaser's stock or (ii) $13,345,000 in cash.  The amounts deposited by Purchaser into escrow are available to compensate Purchaser solely for indemnification obligations of ours that relate to shortfall in target revenues of EPGS.  The EPGS target revenues are $30.0 million for the 12 month period ending June 30, 2009.  Any shortfall in the target revenues would result in a downwards adjustment to the purchase price via escrow calculated on a ratio of 30:29, so that for each $30 shortfall Purchaser would get damages of $29.  The balance of the cash and/or shares of Purchaser’s stock held in escrow will be released to us 14 months after the closing of the transaction provided that there are no pending claims by the Purchaser.  If Purchaser fails to fund the escrow with the cash and shares of stock described above in a timely manner or the shares of stock are not freely tradable after the expiration of the one year lockup, we may elect at our sole discretion to receive a pro rata release of the Series A Units back from escrow in satisfaction of such amounts.  The balance of the Series A Units held in escrow will be released to Purchaser 12 months after the closing of the sale provided that there are no pending claims by Seller.

    Under separate agreements between EPGS and us, EPGS will lease one floor of the En Pointe Technologies, Inc. headquarters building in Gardena, California and will pay us directly for the rental costs of the Rancho Cucamonga, California configuration center as well as several branch offices.

    There will be continuity of management as our former service employees will initially continue in their same capacities and will operate autonomously.  The CEO of En Pointe Technologies, Inc., Bob Din, will also represent us on the board of EPGS.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as
"we," “us” “our” or similar terms

    The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of our business, anticipated cost savings or other synergies, the markets for our services and products, anticipated capital expenditures, regulatory developments or competition; (ii) any statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," “projects,” “potential,” or similar expressions; and (iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

    Such forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, included in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, which reflect management's best judgment based on factors currently known, involve risks and uncertainties.  The Company's actual results may differ significantly from the results discussed in the forward-looking statements and their inclusion should not be regarded as a representation by us or any other person that the objectives or plans will be achieved.  Factors that might cause such a difference include, but are not limited to:

(i) a significant portion of our sales continuing to be to certain large customers, (ii) continued dependence by us on certain allied distributors, (iii) continued downward pricing pressures in the information technology market, (iv) our ability to maintain inventory and accounts receivable financing on acceptable terms, (v) quarterly fluctuations in results, (vi) seasonal patterns of sales and client buying behaviors, (vii) changing economic influences in the industry, (viii) the development by competitors of new or superior delivery technologies or entry in the market by new competitors, (ix) dependence on intellectual property rights, (x) delays in product development, (xi) our dependence on key personnel, (xii) potential influence by executive officers and principal stockholders, (xiii) volatility of our stock price, (xiv) delays in the receipt of orders or in the shipment of products, (xv) any delay in execution and implementation of our system development plans, (xvi) loss of minority ownership status, (xvii) planned or unplanned changes in the quantity and/or quality of the suppliers available for our products,  (xviii) changes in the costs or availability of products, (xix) interruptions in transport or distribution,  (xx) general business conditions in the economy, (xxi) our ability to prevail in litigation, and (xxii) losses from foreign currency fluctuation, limitations on foreign asset transfers and changes in foreign regulations and political turmoil.

    Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

    There have been no major changes to our critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2007 Annual Report on Form 10-K.

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Product	84.0%	87.9%	84.2%	85.6%
Services	16.0	12.1	15.8	14.4
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	10.1	7.5	8.5	7.4
Services	6.5	4.4	6.7	5.3
Total gross profit	16.6	11.9	15.2	12.7
Selling and marketing expenses	11.6	8.5	11.6	8.9
General and administrative expenses	4.3	3.1	4.4	3.5
Operating income (loss)	0.7	0.3	(0.8)	0.3
Interest income, net	0.0	0.0	0.0	0.1
Other (expense) income, net	(0.1)	0.1	(0.2)	0.1
Income (loss) before taxes and minority interest	0.6	0.4	(1.0)	0.5
Provision for income taxes	0.0	0.0	0.1	0.0
Income (loss) before minority interest	0.6	0.4	(1.1)	0.5
Noncontrolling interest	(0.0)	(0.0)	0.0	0.1
Net income (loss)	0.6%	0.4%	(1.1)%	0.4%

Comparison of the Results of Operations for the Three Months and Nine Months Ended June 30, 2008 and 2007

    NET SALES

NET SALES COMPARISONS
(table in millions except percentages)	Three Months Ended			Nine Months Ended
	June 30,			June 30,
Period-to-Period Comparison	Change	2008	2007	Change	2008	2007
Net sales:
Product	$(20.7)	$67.2	$87.9	$(14.3)	$199.8	$214.1
Services	$0.7	$12.8	$12.1	$1.6	$37.6	$36.0
Total	$(20.0)	$80.0	$100.0	$(12.7)	$237.4	$250.1
Percentage change	(20.0)%			(5.1)%

		June 30,	March 31,
Sequential Comparison	Change	2008	2008
Net sales:
Product	$8.7	$67.2	$58.5
Services	$0.7	$12.8	$12.1
Total	$9.4	$80.0	$70.6
Percentage change	13.3%

     Net sales decreased $20.0 million, or 20.0%, in the June 2008 quarter as compared to the June 2007 quarter, all of which was product related.  The decline in net sales of $20.0 million in the third quarter of fiscal 2008 was mainly attributable to a decline in net sales to major local government accounts as well as to mortgage brokers adversely affected by the sub prime losses that was not replaced by increased sales from other customers.  A sales contract with one of our three large government accounts expired during the June 2008 quarter and was not renewed because the customer is purchasing directly from the manufacturer.  However, we believe that some of the lost sales from the loss of the large government account will be compensated for by increased gross profits from agency fees that will be received from the manufacturer.

    While overall product sales have been declining, software sales, a component of product sales have been increasing.  Software sales in the June 2008 quarter were 30.1% of total net sales as compared with 18.9% of total net sales in the June 2007 quarter.  Software sales, including licenses, maintenance, and agency commissions related thereto, in the June 2008 quarter increased, increasing $3.3 million in the June 2008 quarter to $19.6 million from $16.3 million in the June 2007 quarter.  For the nine months ended June 30, 2008, software sales increased $10.8 million to $51.3 million from $40.5 million as compared with the first nine months of fiscal 2007.

The Company’s non-core net sales (defined as sales of business process outsourcing services and product and service revenue from foreign subsidiaries) were essentially flat with $2.1 million of revenues recorded in the June 2008 quarter as compared with $1.9 million revenues in the June 2007 quarter.

 On a sequential basis, net sales increased $9.4 million, or 13.3%, when compared with the March 2008 quarter, which primarily as a result of increased product revenue.  For the nine months ended June 30, 2008, net sales decreased $12.7 million, or 5.1%, as compared with the first nine months of fiscal 2007, which resulted from decreased product net sales.

As a result of the $20.1 million loss of net sales from a large local government account and from customers in the mortgage brokerage industry during the June 2008 quarter we did not have any single customer that exceeded $8.0 million, or 10% of our total net sales in the June 2008 quarter~~,~~ as compared to two such customers accounting for an aggregate of 26.7% of our net sales in the June 2007 quarter.  For the nine months year-to-date comparable periods, no customer accounted for over 10% in the June 2008 period while one customer accounted for 11.6% in the June 2007 period.

    While net sales to any one customer did not exceed 10% in the June 2008 quarter, there was nevertheless a concentration of net sales in the top ten regular customers which amounted to $33.7 million, or 42.2% of total net sales in the June 2008 quarter.  This was a decline from the June 2007 quarter’s concentration of net sales in the top ten customers of $56.9 million, or 56.9%

GROSS PROFIT

GROSS PROFIT COMPARISONS
(table in millions except percentages)	Three Months Ended			Nine Months Ended
	June 30,			June 30,
Period-to-Period Comparison	Change	2008	2007	Change	2008	2007
Gross profit:
Product	$0.6	$8.1	$7.5	$1.8	$20.4	$18.6
Services	$0.8	$5.2	$4.4	$2.5	$15.8	$13.3
Total	$1.4	$13.3	$11.9	$4.3	$36.2	$31.9
Percentage change	11.9%			13.6%
Gross margin percentage:
Product	3.6%	12.1%	8.5%	1.5%	10.2%	8.7%
Services	4.3%	40.7%	36.4%	5.3%	42.1%	36.8%
Combined gross margin percentage	4.7%	16.6%	11.9%	2.5%	15.2%	12.7%

		June 30,	March 31,
Sequential Comparison	Change	2008	2008
Gross profit:
Product	$2.1	$8.1	$6.0
Services	$0.2	$5.2	$5.0
Total	$2.3	$13.3	$11.0
Percentage change	21.1%
Gross margin percentage:
Product	1.8%	12.1%	10.3%
Services	(0.7)%	40.7%	41.0%
Combined gross margin percentage	1.0%	16.6%	15.6%

Gross profits increased $1.4 million in the June 2008 quarter, or 11.9%, as compared with the results of the June 2007 quarter.  The increase in gross profits was attributable to improved gross margins in both product and service.  Product gross margins for the June 2008 quarter were 12.1% as compared with 8.5 % in the June 2007 quarter.

Software agency commissions are recorded net of costs and have a major influence on gross profits.  Software agency commissions increased $1.0 million for the June 2008 quarter over the June 2007 quarter and accounted for much of the $1.4 million gross profit increase.  When such revenues are excluded from the product margins the product margins are reduced to 6.7% and 5.3% respectively for the June 2008 and 2007 quarters, reflective of more normalized gross margins for product sales.

The increase in gross profits from service gross profits amounted to $0.8 million in the June 2008 quarter over the June 2007 quarter.  Of the $0.8 million increase, 84.0% was attributable to the core business operations, or approximately $0.7 million.   The $0.7 million increase in service gross profits was from both the increase in service revenues of $0.7 million as well as the increase in service margins of 4.3%.  The increase in service gross profits came principally from two of the largest service accounts that contributed approximately $0.5 million as well as from a new account that added another $0.2 million.

Sequentially the June 2008 quarter gross profits increased $2.3 million to $13.3 million over the March 2008 gross profits of $11.0 million.  The increase in net sales of $9.4 million contributed to the increase in gross profits in the June 2008 quarter as well as the improvement of gross margins to 16.6% from 15.6% in the March 2007 quarter.

For the nine months ended June 30, 2008, gross profits increased $4.3 million, or 13.5%, as compared with the first nine months of fiscal year 2007, which was from a combined increase of both product and service gross profits.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $0.8 million, or 8.7%, to $9.3 million in the June 2008 quarter, from $8.5 million in the June 2007 quarter.  Ovex and PBPO together contributed $0.2 million to the increase in selling and marketing expenses with the remainder coming from core operations.  Major factors contributing to the $0.6 million increase in core selling and marketing expenses were increases in wages and benefits, promotion expenses, taxes and legal expense that in combination totaled $1.1 million.  Offsetting, in part, the $1.1 million increase were cost reductions in selling and marketing included reductions for employee business expenses, consulting and outsourcing expense, bad debt expense, telephone and internet connectivity, and insurance that amounted to $0.4 million.

Selling and marketing expenses as a percentage of net sales likewise increased 3.1% to 11.6% in the June 2008 quarter from the 8.5% recorded in the June 2007 quarter.  On a sequential basis, selling and marketing expenses decreased $0.2 million in the June 2008 quarter from the $9.5 million incurred in the March 2008 quarter.

For the nine months ended June 30, 2008, selling and marketing expenses increased $5.4 million, or 24.2%, to $27.7 million as compared with the $22.3 million incurred in the first nine months of fiscal 2007.  The majority of the increase for the nine month period was wage related.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased $0.4 million, or 12.9%, to $3.5 million in the June 2008 quarter from the $3.1 million in the June 2007 quarter.  The increase was principally from increases in core general and administrative expenses that included increases in legal expense, additional compensation, and office rent.

On a sequential basis, general and administrative expenses decreased $0.4 million in the June 2008 quarter from the $3.9 million incurred in the March 2008 quarter.

For the nine months ended June 30, 2008, general and administrative expenses increased $1.6 million, or 17.4%, to $10.5 million as compared with the $8.9 million incurred in the first nine months of fiscal 2007.

    OPERATING  INCOME (LOSS).  Operating income increased $0.2, or 109.9%, to $0.5 million in the June 2008 quarter compared with $0.3 million of operating income in the June 2007 quarter.  The increase in operating income was a result of the increase in gross profits of $1.4 million that exceeded the $1.2 million increase in operating expenses.

For the nine months ended June 30, 2008, our operating loss was $1.9 million compared with $0.7 million of operating income for the first nine months of fiscal 2007.  The operating loss represented a $2.6 million decline in operating income was and resulted from an increase in operating expenses of $6.9 million that exceed the $4.4 million increase in gross profits.

    INTEREST INCOME, NET.  At June 30, 2008, net interest income was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$32	$179	$221	$450
Interest expense	(51)	(89)	(199)	(228)
	$(19)	$90	$22	$222

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

    PROVISION FOR INCOME TAXES.   For the June 2008 quarter, we estimated an income tax provision of $2,000 and an income tax provision of $27,000 for the nine months ended June 30, 2008.

     As of June 30, 2008, we had an available federal net operating loss carry forward of approximately $6.0 million of which $5.3 million will be considered an increase to capital and will not benefit earnings. The $5.3 million that will be considered an increase to capital and will not benefit earnings consists net operating losses generated by stock option expense which, because we elected not to expense its options when granted, are not allowable reductions in tax for GAAP purposes.

    NONCONTROLLING INTEREST.   Under FIN 46 and other recent changes in consolidation principles, certain noncontrolling interests are required to be consolidated.  The Company owns an approximate 30% voting interest in PBPO as of March 31, 2008 and under FIN 46 is required to consolidate PBPO’s financial results our financial statements.   In the first quarter of fiscal 2008, PBPO incurred a loss that was allocated to the “noncontrolling interest” not based upon the percentage of ownership, but rather upon the “at risk” capital of those owners.  In the second quarter of fiscal 2008, PBPO was profitable and no profits were allocated to the noncontrolling interest.  This was due to prior period PBPO losses that were allocated disproportionately to us and which were in excess of our investment in PBPO.  As a result of the excess losses taken by us, under Accounting Research Bulletin 51, when future earnings materialize, we can recover those losses taken in full before any allocation is made to the noncontrolling investors.  In the third quarter of fiscal 2008, PBPO incurred a loss that was allocated in part to the "noncontrolling interest".

    Ovex, which is 70% owned by us, incurred a profit for the first quarter of fiscal 2008 of which 30% was allocated to the noncontrolling interest but incurred losses in the second and third quarters of fiscal 2008 which have been allocated based on "at risk" capital.

    Noncontrolling interest in thousands allocated by each affiliate for the three and nine months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

PBPO	$9	$85	$(30)	$85
Ovex	6	(43)	48	(127)
Loss (profit) allocations	$15	$42	$(18)	$(42)

    NET INCOME (LOSS).  Net income increased $0.1 million, or 12.9%, to $0.5 million for the June 2008 quarter as compared with net income of $0.4 million in the June 2007 quarter.  The increase of $0.1 million in net income for the June 2008 quarter was due primarily to the increase in operating income of $0.2 million reduced by a $0.1 million increase in non-operating income.

 For the nine months ended June 30, 2008, our net loss was $2.5 million compared with $0.9 million of net income for the first nine months of fiscal 2007.  The decrease of $3.4 million in net income was primarily the result of the decrease in operating income of $2.6 million as well as $0.8 reduction in non-operating income.

 Expressed as a percentage of net sales, the net income in the June 2008 quarter was 0.6% of net sales compared with 0.4% of net sales in the June 2007 quarter.  For the nine months ended June 30, 2008, our net loss was 1.1% of net sales while the net income for the comparable period in fiscal 2007 was 0.4% of net sales.

Liquidity and Capital Resources

   Sources of liquidity for us include cash and cash equivalents, cash flow from operations, and amounts available under our GE and IBM financing facilities.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although there can be no assurance, management believes that the remaining cash balances, cash flows from operations, and availability of funds under its financing facilities will be sufficient to satisfy our operating requirements for the next fiscal year.  As of June 30, 2008, we had approximately $7.0 million in cash and working capital of $11.3 million.

Cash flows from operating activities:

    During the nine months ended June 2008, operating activities provided cash totaling $20.0 million as compared with using cash of $4.5 million in the June 2007 quarter.  The lead contributor to the $24.5 million net increase in cash from operating activities was the decrease in accounts receivable of $30.5 million that reflected to some extent the decrease in sales for the June 2008 quarter over that of the June 2007 quarter.

    Accounts receivable, net of allowances for returns and doubtful accounts, at June 30, 2008 and 2007, was $46.3 million and $62.1 million, respectively, a decrease of $15.8 million for the 2008 period.  The number of days’ sales outstanding in accounts receivable was 53 and 55, as of June 30, 2008 and 2007, respectively.

Cash flows from investing activities:

    Investing activities used cash totaling $1.7 million during the nine months ended June 2008, a decrease of $3.1 million from that of the prior fiscal year period.  The $3.1 million decrease resulted principally from the liquidation of a short-term cash investment of $0.8 million, as well as the absence of expenditures for acquisition of businesses, such as the $1.3 million acquisition related expenditure in the June 2007 period.

Cash flows from financing activities:

    Financing activities used net cash totaling $17.3 million in the nine months ended June 2008, $31.6 million more than the $14.3 million of net cash that was provided from financing in the prior year period.  Most of the $31.6 million increase in cash used in the fiscal 2008 period was from the repayment of $16.1 million in the debt under our line of credit and from our short term liabilities.

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

    The Company was in compliance with all of the debt covenants under the GE Agreements, as amended and supplemented to date, as of June 30, 2008.

    The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of June 30, 2008, approximately $14.2 million in borrowings were outstanding under the $45.0 million financing facility.  At June 30, 2008, there were additional borrowings available of approximately $30.8 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

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
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

    The Company was in compliance with all of the debt covenants under the IBM financing agreement as of June 30, 2008.

Off-Balance Sheet Arrangements

    The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 4.  Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

    An evaluation as of the end of the period covered by this quarterly report, was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all our control issues have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Changes in internal controls

    There were no changes to internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2006, Church Gardens, LLC, the current owner of our formerly leased configuration facility in Ontario, California, filed suit against us in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us, by plaintiff’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract.  We dispute the allegations and believe that any property loss liability under the lease provisions would be limited to the $75,000 that has already been accrued in our financial statements.

In February 2007, we filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that our $90,720 security deposit be returned with interest.  In addition, we claimed that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that we owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to us.  We also asked the court to grant declaratory relief as to our  actions in our attempt to preserve the disputed property pending a judicial determination of rights.  We also seek recovery of possession of our personal property and injunctive relief preventing the plaintiff from liquidating our property.

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

    On July 25, 2008, the Circuit Court for the City of Norfolk, Virginia granted leave to Softchoice Corporation to amend its Complaint in Case Number CL07-5777 against certain of our employees who were former Softchoice Corporation employees to add us and our subsidiary, En Pointe Technologies Sales, Inc., as defendants therein. We have not yet filed a responsive pleading and vigorously dispute liability.

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

Date:  August 14, 2008