Form 10-K
period 2008-09-30
EN POINTE TECHNOLOGIES INC
filed 2008-12-29
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2008
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

                Large accelerated filer ☐                     Accelerated filer                        ☐
                Non-accelerated filer   ☐                             Smaller Reporting Company    ☑
                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock as of March 31, 2008, was approximately $13,203,209.  The number of outstanding shares of the Registrant’s Common Stock as of December 23, 2008 was 7,182,643.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT’S PROXY STATEMENT FOR THE 2009 ANNUAL MEETING OF STOCKHOLDERS (TO BE
FILED WITH THE COMMISSION ON OR BEFORE JANUARY 28, 2009): PART III, ITEMS 10-14.

EN POINTE TECHNOLOGIES, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY.  THE FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: ‘‘ITEM 1. BUSINESS,”  “ITEM 1A. RISK FACTORS” AND ‘‘ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING ‘‘ANTICIPATES,’’ ‘‘BELIEVES,’’ ‘‘INTENDS,’’ ‘‘ESTIMATES,’’ ‘‘EXPECTS,’’ AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN “ITEM 1A. RISK FACTORS” WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT ITS OBJECTIVES OR PLANS WILL BE ACHIEVED.  THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY STATEMENTS TO REFLECT NEW INFORMATION OR FUTURE EVENTS OR DEVELOPMENTS.

References made in this Annual Report on Form 10-K to ‘‘En Pointe Technologies,’’ ‘‘En Pointe,’’ the ‘‘Company,’’ “we,” “us,” or “our” refer to En Pointe Technologies, Inc. and its subsidiaries, En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. (formerly En Pointe Technologies Ventures, Inc.,), The Xyphen Corporation (dba ContentWare),  En Pointe Technologies Canada, Inc., Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., En Pointe Europe, Inc. Limited, and its affiliate, Premier BPO, Inc., a variable interest entity and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., LTD.  En Pointe Technologies and the Building Blocks design are registered trademarks of the Company and are mentioned or referred to in this Annual Report.

ITEM 1. BUSINESS

GENERAL

En Pointe Technologies, Inc. was originally incorporated in Texas on January 25, 1993 and reincorporated in Delaware on February 6, 1996 and serves as a holding company and a provider of administrative services to its subsidiaries.  We are a national provider of information technology products (hardware and software) with a customer base consisting primarily of large and medium sized companies and government entities.  We also were a value-added information technology services provider until July 2008 when we sold an 80.5% interest in the majority of that business with the result that we now retain a non-controlling equity investment in such services.

We use proprietary and non-proprietary software and systems to drop-ship information technology products to our customers through an electronically linked network of suppliers that include distributors and certain manufacturers in the United States.  This software allows us to serve as an electronic clearinghouse of computers and computer related products without many of the risks and costs associated with maintaining significant inventory.  We have 11 sales offices in 9 states and maintain virtual offices in various other states which allows us to conduct business throughout the United States.

We provide our customers with cost effective electronic commerce tools that help them to maximize their purchasing power when searching for and acquiring computer equipment and other technology products.  One of our available tools, AccessPointe, is a uniquely powerful and flexible Internet procurement system that is electronically linked to the extensive warehousing, purchasing and distribution functions of our suppliers.  AccessPointe provides ease-of-use, real-time accuracy, and the power to control the purchasing process, from paperless requisition creation to line-item detail delivery tracking.  The direct links to our suppliers enhance our capacity to provide our customers with automated direct access to an extensive range of products at competitive prices.

BUSINESS MODEL

Our business model originally covered hardware and software fulfillment and value-added services.  Hardware fulfillment includes more than just efficient delivery but also pre-deployment services that we perform prior to shipment, including imaging and image management, configurations, asset tagging, inventory management and master packing.  The procurement process is vital to hardware fulfillment and we try to make this process as efficient as possible for our customers.  Value-added services included ongoing managed services such as management of information technology infrastructure as well as professional services that provide specific information technology solutions for our customers. Software fulfillment includes presales consulting, monitoring license compliance and managing software publishers’ relationships.

In July 2008 we sold an 80.5% interest in our value-added service business, En Pointe Global Services, LLC, or EPGS, to Allied Digital Services Limited, or ADSL.  We still own and maintain a 19.5% interest in EPGS.  Our chief executive officer serves on its board and is one of the officers of EPGS.  EPGS also shares our corporate headquarters facilities with us in Gardena, California, pursuant to a sublease arrangement.  The services that we perform are now limited to product related services such as configuration, asset tagging, and pre-deployment to name a few.  In addition, our subsidiaries continue to sell and perform business process outsourcing.

The hardware fulfillment business relies on our virtual inventory model that has been developed and enhanced over time, but since our inception in 1993, our core concepts have remained the same.  The virtual inventory model’s essential elements are (i) a low cost overhead structure resulting from the automation of many management and operating functions; (ii) effective electronic information systems; and (iii) reduced working capital requirements due to the limited amount of physical inventory that we hold and our allied distributor relationships. Our sophisticated and customized enterprise resource planning system, referred to as SAP, allows us to monitor sales, product returns, inventories, profitability and accounts receivable at the sales representative and customer level.  Additionally, we have integrated product purchasing and customer invoicing into our information systems to expedite procurement and billing. AccessPointe, an eBusiness platform, provides us and our customers with up-to-date product information and streamlines the procurement process. The completely integrated eBusiness information technology architecture helps us maintain effective online communication links with our sales representatives, selected suppliers, and many of our customers.  AccessPointe is provided free of charge to our customers to better enable them to execute transactions and research their orders online with us.

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

Our product sales are conducted from a combination of eleven traditional sales offices as well as from various virtual offices that allow us to do business throughout the United States.  We believe in seeking out new markets wherever there is a business case to support the incurring of additional personnel expense or whenever specific account opportunities arise.

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

An integral component of our business model is our ability to access an extensive inventory of information technology products stocked by our suppliers through our integrated supply chain information systems that are key features of AccessPointe.  Additionally, the intelligent purchasing feature of our software allows our purchasing department to place multiple line item orders automatically from multiple sources at the lowest possible price, maximizing the fill rate and increasing the potential profitability on each order.

The data provided by our customized information system allows our sales representatives to design each customer’s orders according to their particular needs. Product can be delivered directly from suppliers to the customer.  We simplify the ordering, staging, and delivery process through supply chain management for any size order.  Our suppliers perform the configuration tests of loading systems with predefined customer images.  The systems are then shipped ready-to-install, saving customers money in downstream deployment costs.  Our information system identifies which of our suppliers can supply the desired product at the best price when needed from different products offered from multiple suppliers.

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

Although we have been for several years an authorized Microsoft Large Account Reseller as well as an authorized agent for many other software publishers, we had not fully developed the operational and system capabilities to expand sales opportunities. In early fiscal year 2005, recognizing that need, we began the process of enhancing the capabilities of SAP and AccessPointe to improve upon presales consulting, monitoring license compliance and managing software publishers’ relationships.  Upon completion of the software upgrades in June 2005, we now believe that we have a more efficient software selling process that has produced and will continue to produce noticed improvements for our customers’ ordering and maintenance needs.  The program provides the following benefits:

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

To make business transactions with us easy and intuitive, we have created our online Internet-based application AccessPointe dedicated toward advancing our e-business by using solutions that provide for integration with each customer’s applications and unique procurement processes.  AccessPointe provides customers with a complete life cycle procurement solution that helps put customers in control of their organization’s spending practices and standardizes their information technology selections.  AccessPointe does this by providing customer-based approval workflow as well as allowing customers to encourage or enforce ordering for certain products over others.  AccessPointe provides the capability for customers to have highly customized views of our product catalog by restricting products they don’t want to order.  With AccessPointe, customers can do real-time searches for all products available from En Pointe’s vendors or, in the case of software inquiries, customers can confine their searches to those software products that apply to their specific software license contracts.  Transaction history is also available from AccessPointe in customizable reports that can be programmed to generate whenever desired.  AccessPointe provides confidence that our customers’ transactions will be secure and private, and can integrate with other information technology online marketplaces.

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

PRODUCTS

The majority of our sales are information technology products. We currently make available to our customers an extensive selection of products at what we believe to be a competitive combination of price and availability.  We currently offer hundreds of thousands of information technology products from hundreds of manufacturers, including, without limitation,

International Business Machines Corporation, or IBM, Hewlett-Packard Company, or HP, Dell Computer Corporation, or Dell, Lenovo, Cisco Systems, Inc., Fujitsu Limited, Apple Inc., 3Com Corporation, Microsoft Corporation, or Microsoft, Toshiba Corporation, Kingston Technology Corporation, Lexmark International, Inc., Sony Corporation, Symantec Corporation, McAfee, Inc., BEA Systems, Inc., Avaya, Inc., VMware, Inc. and NetApp,Inc.  We are also one of a limited number of Microsoft Certified Large Account Resellers.  We have different levels of certifications on many of these product lines.  Products that we offer include desktop and laptop computers, servers, monitors, memory, peripherals and accessories, operating systems, application software, consumables and supplies.  In fiscal 2008, products manufactured by HP accounted for approximately 20% of our product sales in terms of revenue compared with 20% and 22% for the two consecutive prior fiscal years.

BUSINESS PROCESS OUTSOURCING

Effective October 1, 2006, we acquired 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited.  Ovex Technologies (Private) Limited was engaged in providing business process outsourcing, or BPO, services exclusively for the Company’s internal needs as well as for the customers of Premier BPO, Inc., or PBPO, a privately-held corporation that promotes and sells BPO services to U.S. businesses while Ovex Pakistan (Private) Limited provided services for the BPO market in Pakistan.

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

With the addition of Ovex to our portfolio, we have continued to recognize the growth opportunities present in BPO services and have committed to its future as a viable segment of our business model. Ovex complements our existing investment in PBPO.   PBPO also has a wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., LTD, or PBPOChina, that it formed in fiscal 2007 that provides BPO services in China similar to the services provided by Ovex in Pakistan.

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

COMPETITION

We operate in the highly competitive sales segment of the information technology industry, and compete with a large number and variety of types of resellers of information technology products and services.  Our competition also includes hardware and software manufacturers and national computer retailers that market directly to end-users.  Many of these companies compete principally on the basis of price and may have lower costs than us, allowing them to offer the same products for less.  Others have developed highly specialized practices focusing on specific segments such as security, storage, server consolidation, voice-over-internet protocol, etc.  Many of our competitors are of equal size or smaller and sell to regional markets, or are larger, and sell nationally with substantially greater financial, technical, and marketing resources available to them.

Some of our larger competitors are MoreDirect, Inc., CompuCom, Inc., Technology Integration Group, Pomeroy IT Solutions, Inc., CDW Corporation, PC Mall, Inc., Zones, Inc., World Wide Technology, Inc., SoftwareOne PTE Ltd. and Insight Enterprises, Inc.  A few of these organizations stock inventory and take advantage of opportunistic seasonal buys which often affords them a pricing advantage.  We also partner with service only providers in several areas including dispatch, install, move, add and change support services.

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

Our business model offers hardware and software products, attracting mainly enterprise organizations, government and to a lesser extent, mid-market customers.  With the sales channel continuing to consolidate, absorbing those companies that combine face-to-face direct selling with web-based models, we believe that our business model will succeed, as it embraces both comprehensive and web-based types of selling methods, allowing us to cater to various customer preferences.  We believe that we differentiate ourselves from our competitors through our eBusiness systems and the scalability of our operations to meet our customers’ needs as well as providing a single point of contact for hardware, software, and services that are provided through En Pointe Global Services, LLC.

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

SupplyAccess, Inc., a former affiliate of ours, was liquidated in February 2002, and as a result of that liquidation, we acquired the full rights to AccessPointe as well as the intellectual property rights to all of SupplyAccess, Inc’s software, copyrights, trade secrets and other proprietary technology.

We conduct our business under the trademark and service mark ‘‘En Pointe Technologies’’ as well as our logo, ‘‘AccessPointe’’ and other marks.  We have been issued registrations for our ‘‘En Pointe Technologies’’ and ‘‘Building Blocks’’ marks in the United States.  We do not believe that our operations are dependent upon any of our trademarks or service marks.  We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others.  These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

SEGMENT INFORMATION

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  We identify reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  For the year ended September 30, 2008, we operated in four segments, U.S. Sales of Products and Services, Pakistan Business Process Services, China Business Process Services and United Kingdom Sales of Products.  See our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for disclosures of the amounts reported for the different segments.   En Pointe Technologies, Inc. and its wholly-owned subsidiaries combined with PBPO, but exclusive of its wholly-owned subsidiary PBPOChina, operate in the U.S. Sales of Products and Services segment, Ovex operates in the Pakistan Business Process Services segment, PBPOChina operates in the China Business Process Services segment and the wholly-owned United Kingdom subsidiary operates in the Sales of Products.  In fiscal year 2007 before the United Kingdom subsidiary began operations, we operated in three segments.

In the fiscal year 2006, before we had acquired Ovex and before PBPOChina commenced operations we reported in only one segment.

EMPLOYEES

As of September 30, 2008, En Pointe Technologies, Inc. and its wholly-owned subsidiaries employed approximately 168 employees including approximately 125 in sales, marketing and related support, 1 in warehousing, 21 in information technology and 21 in administration and finance.  We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

In addition to our U.S. employees, we have foreign employees working for Ovex in Pakistan that provides us with back-office support, provides our affiliate, PBPO, with customer BPO services support, and provides BPO services to customers in Pakistan.  As of September 30, 2008 Ovex employed approximately 809 people of which 644 were in support of us and PBPO covering  customer support, sales, telemarketing, purchasing, operations, help desk, accounting, and information technology functions, 32 employees were working on behalf of En Pointe Global Services, LLC and 133 employees worked for Ovex.

As of September 30, 2008 PBPO and PBPOChina collectively employed a total of 47 people.

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

Certain important factors affecting the forward-looking statements made herein include, but are not limited to:

•	stagnate sales growth in the last five years;
•	limited availability of alternative credit facilities;
•	low margin products business; and
•	concentration of product sales in several major customers.

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

THERE IS RISK THAT WE COULD LOSE A LARGE CUSTOMER WITHOUT BEING ABLE TO FIND A READY REPLACEMENT

For fiscal years 2008, 2007 and 2006, no one customer accounted for 10% or more of our total net sales. However, our sales do tend to be concentrated in a relatively few accounts with our top five customers in fiscal years 2008, 2007 and 2006 accounting for an aggregate of 25.8%, 38.9% and 27.1%, respectively, of total net sales and our top twenty-five customers representing an aggregate of 55.0%, 63.8% and 59.7%, respectively, of total net sales.

Our contracts for the provision of products are generally non-exclusive agreements that are terminable by either party upon 30 days’ notice. Either the loss of any large customer, or the failure of any large customer to pay its accounts receivable on a timely basis, or a material reduction in the amount of purchases made by any large customer could have a material adverse effect on our business, financial position, results of operations and cash flows.

OUR ACQUISITION OF A SUBSTANTIAL INTEREST IN A PAKISTANI CORPORATION EXPOSES US TO FOREIGN OPERATIONAL RISKS

With our acquisition of a majority interest in Ovex, a Pakistani corporation, we are exposed to adverse fluctuations in foreign currency exchange rates, limitations on asset transfers, changes in foreign regulations and political turmoil, any or all of which could adversely affect our operating results. In addition, we have relocated many of our “back-office” functions to Ovex including, among others, customer support, purchasing, credit and collections, accounts payable, accounting and other administrative and support functions. We established both voice and data communications between our corporate headquarters in Gardena, California and Pakistan. However, there can be no assurance that these lines of communication will not be interrupted. Should we have interruptions with our communications to Pakistan, any such interruption could have a material adverse impact on our business, financial position, results of operations and cash flows.

OUR LOW MARGINS EXPOSE US TO RISKS FROM MINOR ADVERSITIES

Our overall gross profit percentages for the past three fiscal years 2008, 2007 and 2006 were 14.6%, 12.5%, and 12.2%, respectively, with gross margin from product sales in such fiscal years being 10.3%, 8.4% and 8.3%, respectively. Our gross profit margins on product and software sales are low compared to many other resellers of information technology products and have continued to remain low. Given the significant levels of competition that characterize the reseller market, as well as the lower gross profit margins that we generate as a result of our reliance on purchasing information technology products from our suppliers, it is unlikely that we will be able to increase product gross profit margins appreciably in our core business of reselling information technology products. Moreover, in order to attract and retain many of our larger customers, we frequently must agree to pricing and maximum allowable mark-downs that serve to limit the profitability of product sales to such customers. Accordingly, to the extent that our sales to such customers increase, our gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from net sales growth, effective expansion into higher margin business segments or a reduction in operating expenses as a percentage of net sales, none of which can be assured. Furthermore, low gross profit margins increase the sensitivity of our business to increases in costs of financing, because financing costs to carry a receivable can be relatively high compared to the low dollar amount of gross profit on the sale underlying the receivable itself. Low gross profit margins also increase the sensitivity of the business to any increase in product returns and bad debt write-offs, as the impact resulting from the inability to collect the full amount for products sold will be relatively high compared to the low amount of gross profit on the sale of such product. Any failure by us to maintain our gross profit margins and sales levels could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

THERE ARE RISKS IN CONDUCTING OUR DAILY BUSINESS PLANS AND STRATEGY

For our first five full fiscal years since inception, we experienced rapid growth in net sales, employees and branch offices leading to peak net sales of $668.3 million in fiscal year 1999 from a base of $110.0 million in fiscal year 1994. From the peak in net sales in fiscal year 1999 of $668.3 million, net sales contracted reaching a low in net sales of $257.0 million three years later in fiscal year 2002.  Since bottoming out in fiscal year 2002, net sales have never fully recovered to those recorded in fiscal year 1999.  Instead, there has been a gradual increase in net sales to the $347.1 million reached in fiscal year 2007, which is a compounded annual growth rate of 3.7% over such five-year period and which exceeded our fiscal year 2008 sales by $46.7 million.

The effort to increase net sales or to supplement the loss of net sales with higher margin products has and will continue to challenge our management, operational and financial resources. To execute our growth strategy, we expect to require the addition of new management personnel, including sales personnel, and the development of additional expertise by existing personnel. Our ability to manage effectively will require us to continue to implement and improve our operational, financial and sales systems at both the national and local level, to develop the skills of our managers and supervisors and to hire, train, motivate, retain and effectively manage our employees. There can be no assurance that we will be successful in such an effort, and the failure to do so could materially adversely affect our business, financial position, results of operations and cash flows.

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

The segment of the information technology industry in which we operate is highly competitive. We compete with a large number and wide variety of resellers and providers of information technology products and services, including:

•	traditional personal computer retailers,
•	computer superstores,
•	consumer electronics and office supply superstores,
•	mass merchandisers,
•	corporate resellers,
•	value-added resellers,
•	specialty retailers,
•	distributors,
•	franchisers,
•	mail-order and web-order companies,
•	national computer retailers, and
•	manufacturers that have their own direct marketing operations to end-users.

Many of these companies compete principally on the basis of price and may have lower costs than us, which allow them to offer the same products at lower prices. Many of our competitors are larger, have substantially greater financial, technical, marketing and other resources than we do. We compete with, among others, CompuCom Systems, Inc., Dell, Gateway, Pomeroy IT Solutions, Inc., CDW Corporation, IBM, HP, Insight Enterprises, Inc., PC Mall, Inc., GTSI Corp., Zones, Inc., PC Connection, Inc., and certain distributors. We expect to face additional competition from new market entrants in the future.

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

WE RISK DEPENDING ON A FEW DISTRIBUTORS AND MANUFACTURERS WHO COULD COMPETE WITH US OR LIMIT OUR ACCESS TO THEIR PRODUCT LINE

A key element of our past success and future business strategy involves the maintaining of alliances with certain key suppliers of information technology products, including, Tech Data, Microsoft, Ingram Micro, Hewlett Packard, Dell and Synnex. These alliances enable us to make available to our customers a wide selection of products without subjecting us to many of the costs and risks associated with maintaining large amounts of inventory. Products and services purchased from the top five suppliers, in fiscal years 2008, 2007 and 2006 accounted for 67%, 57% and 67% of our aggregate purchases. Furthermore, we compete with certain suppliers for many of the same customers. Therefore, there can be no assurance that any such allied distributor will not use its position as a key supplier to pressure us from directly competing with them. Substantially all of our contracts with our suppliers are terminable by either party upon 30 days notice or less and several contain minimum purchase volume requirements as a condition to providing discounts to us. The termination or interruption of our relationships with any of the suppliers, modification of the terms or discontinuance of agreements with any of the suppliers, failure to meet minimum purchase volume requirements, or the failure to maintain a good working relationship with any significant new distributor of information technology products could materially adversely affect our business, financial position, results of operations and cash flows. See ‘‘Business—Getting Product to the Customer.’’

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

Our success and plans for future growth also depend on our ability to attract and retain highly skilled personnel in all areas of our business, including application development and sales.  Competition for qualified personnel in the information technology industry is intense, and although we believe that we have thus far been successful in attracting and retaining qualified personnel for our business, the inability to attract and retain qualified personnel in the future could have a material adverse effect upon our business, financial position, results of operations and cash flows.

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

WE RISK BUSINESS INTERRUPTION FROM OUR DEPENDENCE ON CENTRALIZED OPERATIONS

We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our customers. As a result, a substantial disruption of our day-to-day operations could have a material adverse effect upon our business, financial position, results of operations and cash flows. In addition, our success is largely dependent on the accuracy, quality and utilization of the information generated by our information systems, which are primarily based in Gardena, California.  Repairs, replacement, relocation or a substantial interruption in these systems or in our telephone or data communications systems, servers or power could have a material adverse effect on our business, financial position, results of operations and cash flows. Although we have business interruption insurance, an uninsurable loss could have a material adverse effect on our business, financial position, results of operations and cash flows.  Losses in excess of insurance coverage, an uninsurable loss, or change in freight rates could have a material adverse effect on our business, financial position, results of operations and cash flows.

WITH THE 40% CONCENTRATION OF OWNERSHIP OF OUR STOCK HELD BY A SMALL GROUP OF DIRECTORS, OFFICERS, FAMILY MEMBERS AND AN OUTSIDE PRINCIPAL STOCKHOLDER THERE ARE RISKS THAT THEY CAN EXERT SIGNIFICANT INFLUENCE OVER CORPORATE MATTERS

The directors, executive officers, family members and a significant outside stockholder of En Pointe and their affiliates beneficially own, in the aggregate, approximately 40% of our outstanding common stock as of September 30, 2008. As a result, these stockholders acting together will be able to exert considerable influence over the election of our directors and the outcome of most corporate actions requiring stockholder approval. Additionally, the directors and executive officers have significant influence over the policies and operations of our management and the conduct of our business. Such concentration of ownership may have the effect of delaying, deferring or preventing a change of control of En Pointe and consequently could affect the market price of our common stock.

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

IF OUR INTERNAL CONTROLS PROVE TO BE INEFFECTIVE THAT COULD NEGATIVELY IMPACT INVESTORS’ CONFIDENCE IN OUR COMPANY AND CAUSE OUR STOCK PRICE TO DROP

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market, or the Nasdaq, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are undergoing an evaluation of our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We are also in the process of performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by the extended September 30, 2009 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq. Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

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

THERE ARE RISKS OUTSIDE OF OUR CONTROL OF UNFAVORABLE ECONOMIC CONDITIONS THAT COULD NEGATIVELY IMPACT OUR REVENUES AND PROFITS

Revenue growth depends on the overall demand for information technology spending. With the unstable status of the economy in the United States that has required, among other fiscal efforts, massive government bail outs to financial institutions, there can be no assurance that there will not be severe consequences to the economy.  The downturn in the United States economy may result in cut backs by customers in the purchase of information technology products, postponed or canceled orders, longer sales cycles and lower average selling prices. To the extent that the downturn worsens, we believe demand for our products, and therefore future revenues, could be further adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On October 29, 2007, we entered into a lease agreement for the our corporate headquarters.  The property leased is a two story office building with 29,032 square feet of office space in Carson, California with a Gardena, California postal address. The lease is for a period of seven years commencing on November 1, 2007.  The lease requires monthly payments of $48,483.44 for the first year and contains an annual base rent increase of 3% that is effective for each November 1 for the succeeding six years. There is an option at our election to extend the lease for two additional five year periods. Each of the two option periods to extend the lease contain the same base rent increases of 3% as found in the original lease.  The scheduled monthly payments under the lease extension options are at the same original base monthly rate of $48,483.44 plus the sum of the accumulated annual 3% base rent increases to date. The lessee is responsible for the payment of real property taxes on the leased premises as well as for all utilities and services.  Under terms of the sale of our service business in July 2008, EPGS, entered into a sublease agreement to sublease the ground floor of the Carson, California corporate headquarters from En Pointe Technologies Sales, Inc.   The sublease substantially mirrors the terms of the master lease and requires EPGS to assume 50% of the lease costs.  Our corporate headquarters, as well as our leased branch offices listed below, are utilized for our United States sales of products (and formerly for our services business).

During October 2006, we also moved from our 126,000 square foot leased facility in Ontario, California, which was used for configuration, maintenance services, and storage for customer products to a 95,090 square foot subleased facility in Rancho Cucamonga, California.  The sublease is for approximately two and a half years, ending on February 15, 2009.  Under terms of the sale of our service business in July 2008, certain costs related to the service business, including the Rancho Cucamonga sublease, have been assumed by EPGS.

Currently we operate, in addition to our corporate headquarters sales office, from leased branch offices in the following locations:

•	Atlanta, Georgia
•	Addison, Texas
•	Austin, Texas
•	Beaverton, Oregon
•	Bolder, Colorado
•	Chicago, Illinois
•	Draper, Utah
•	San Francisco, California
•	St. Louis, Missouri
•	Walpole, Massachusetts

Our VIE affiliate, PBPO, leases approximately 3,000 square feet for its main offices in Clarksville, Tennessee while the PBPOChina subsidiary that performs the China BPO services segment of our business in Tianjin leases 1,272 square feet of office space.  Ovex, our 70% owned subsidiary that performs the Pakistan BPO services segment of our business, leases office space in Lahore, Islamabad and Karachi, Pakistan, the square footage leased being 21,000, 26,490 and 3,969 respectively.

Management believes our headquarters and sales offices and those offices of our affiliates are adequate to support our current level of operations.

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

	HIGH	LOW
Fiscal 2007
First quarter	$7.47	$2.28
Second quarter	7.74	3.04
Third quarter	4.50	3.23
Fourth quarter	5.28	2.55
Fiscal 2008
First quarter	3.48	2.11
Second quarter	2.94	1.71
Third quarter	2.89	1.74
Fourth quarter	2.92	1.54
Fiscal 2009
First quarter (through 12/14/08)	$2.31	$0.61

On December 9, 2008, the closing sale price for our common stock on the NASDAQ Capital Market was $0.77 per share.  As of December 9, 2008, there were 48 stockholders of record of our common stock.

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

Repurchases of Securities

During the quarter ended September 30, 2008, we did not repurchase any of our securities.

Stock Performance Graph

Not applicable to smaller reporting company

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable to smaller reporting company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our performance during the past three fiscal years, this financial discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto presented in this Form 10-K.

EXECUTIVE OVERVIEW

We began operations in March of 1993 as a reseller of information technology products.  In fiscal year 1999, value-added services were added to our customer offerings.  Value-added services represented 13.5%, 13.8% and 14.5% of our net sales in fiscal years 2008, 2007 and 2006, respectively.  In July 2008, we sold an 80.5% interest in the services business for approximately $24.0 million in combination of cash and equity of the purchaser.  We retained a 19.5% interest in the service business and have set up business referrals and cost sharing arrangements.

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

In fiscal 2000 we experienced our first annual net sales decline of 26%, or $173.8 million, from net sales in fiscal 1999 due to a softer information technology market and difficulties in transitioning to a new enterprise resource planning business system.  Net sales continued to decline in subsequent fiscal years reaching a low of $257.0 million in fiscal year 2002, or a compounded annual decline rate of 27% for the three years.  The last six years have seen a very marginal compounded annual growth rate of 1% in net sales from $289.8 million in fiscal year 2003 to the present $300.5 million in fiscal year 2008.

As a result of the sale of the IT service business in July 2008 and a slow down in product sales, net sales decreased $46.7 million, or 13.4%, in fiscal year 2008 as compared with 2007.  However despite the decline in net sales, our gross profit percentage widened sufficiently to allow a marginal increase in gross profits of $0.3 million for fiscal 2008 over the prior fiscal year. But a $10.2 million increase in operating expenses for fiscal 2008 more than eclipsed the marginal $0.3 million increase in gross profits resulting in a $9.9 million increase in our operating loss in fiscal year 2008 over that of fiscal year 2007.

Because our business model involves the resale of information technology products held in inventory by certain distributors, we do not maintain significant amounts of inventory on hand for resale.  We typically do not place an order for product purchases from distributors until we have received a customer purchase order.  Inventory is then configured, if necessary, and drop-shipped by the distributor to our customer.  The distributor typically ships products within 24 hours following receipt of a purchase order and, consequently, substantially all of our product net sales in any quarter result from orders received in that quarter.  Although we may maintain a relatively small amount of inventory in stock for resale, most of our inventory represents either merchandise being configured for customers’ orders or products purchased from distributors and shipped, but not yet received and accepted by our customers.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Our net sales consist primarily of revenue from the sale of hardware, software, peripherals, and, prior to July 2008, IT service and support contracts.  We apply the provisions of the SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

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

Allowance for doubtful accounts. We estimate our allowance for doubtful accounts related to trade receivables by three methods.  First, we evaluate specific accounts over 90 days outstanding and apply various levels of risk analysis to these accounts to determine a satisfactory risk category to which given percentages are applied to establish a reserve.  Second, a general reserve is established for all other accounts, exclusive of the accounts identified for the specific reserve, in which a percentage is applied that is supportable by historic collection patterns.  Third, we review accounts under 90 days for any known risks of collection, for example, bankruptcy proceedings and establish reserves accordingly.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended September 30,
	2008	2007	2006
Net sales:
Product	86.5%	86.2%	85.5%
Services	13.5	13.8	14.5
Total net sales	100.0	100.0	100.0
Gross profit:
Product	8.9	7.2	7.1
Services	5.7	5.3	5.1
Total gross profit	14.6	12.5	12.2
Selling and marketing expenses	12.5	8.8	8.8
General and administrative expenses	5.0	3.4	3.4
Operating (loss) income	(2.9)	0.3	0.0
Interest income, net	0.0	0.1	0.1
Other income, net	4.9	0.0	0.0
Income before taxes and other items	2.0	0.4	0.1
Income tax provision (benefit)	0.7	(0.1)	0.0
Income before other items	1.3	0.5	0.1
Loss from equity investment and non-controlling interest	(0.1)	0.0	0.1
Net income	1.2%	0.5%	0.2%

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NET SALES.   Net sales decreased $46.7 million, or 13.4%, to $300.5 million in fiscal year 2008 from $347.1 million in fiscal year 2007.  Net sales declines were prevalent in both product and service sales.  However, the product sales decline was the more prominent, declining $39.3 million, or 13.1%, to $260.0 million in fiscal year 2008 from $299.3 million in fiscal year 2007.  Except for the first quarter of fiscal year 2008, product sales declined each quarter in comparison with like quarters in the prior fiscal year and the decline has become more severe with each passing quarter as witnessed by the fourth quarter of fiscal year 2008 reaching a decline of $25.1 million in net sales as compared to the fourth quarter of the prior fiscal year.  The reasons for the decline in product net sales include overall declines in sales to major customers, the loss of a major customer that is expected to make its future purchases directly from manufactures and the loss of customers that were victims of the instability of the banking industry.  The impact of the loss of sales to major customers can be noted from the fact that in fiscal year 2007 net product sales to the top ten product customers amounted to $182.0 million, or 60.8% of total product net sales.  In fiscal year 2008 the top ten product customers accounted for only $94.0 million, or 36.2% of total product net sales.  The trending of less dependence on major customers has brought the benefit that there is presently less risk in sales concentration in that no one customer accounted for 10% or more of total net sales in either fiscal year 2008 or 2007.

Software sales, a major component of product sales, have shown a steady rise in contrast to the decline in other product sales such as laptops, printers, and monitors.  Net software sales, including agency commissions, in fiscal year 2008 were $82.2 million, or 27.8% of total net sales.  This was an increase of $17.8 million, or 27.7%, in fiscal year 2008 to the $64.4 million of net software sales in fiscal year 2007.

Our affiliates, PBPO and Ovex, did not have a significant impact on total net sales for fiscal year 2008 as combined both companies had net sales of $7.3 million, an increase of $0.6 million over fiscal year 2007.

Service net sales in fiscal year 2008 decreased $7.3 million, or 15.3% over fiscal year 2007.  The decrease can be attributed to the sale of the service business that was effective July 1, 2008.  The service business that was excluded from our fourth quarter fiscal year 2008 service sales as a result of the sale amounted to $10.0 million.  We anticipate that service net sales will continue this negative trend when compared with corresponding prior year quarters for the next three quarters.  Our core information technology services, which were substantially sold in July 2008 (excluding income from our partially-owned affiliates that we consolidate that engaged in business process outsourcing services) represented 83.1% of the total $40.5 million in service revenues reported.  These services that we perform include installation of fiber optic cable, configuration services, and logistical services related to the life cycle of computer maintenance.

GROSS PROFIT.  Gross profits increased $0.3 million, or 0.7%, to $43.8 million in fiscal year 2008 from $43.6 million for fiscal year 2007.  The marginal increase in gross profits can be ascribed to product gross profits that increased $1.5 million, or 6.0%, in fiscal year 2008 as compared with fiscal year 2007.   Services gross profits declined $1.2 million, or 6.6%, to $17.1 million in fiscal year 2008 from the $18.3 million in fiscal year 2007.  The decline in gross profits can be attributed to the volume loss in the fourth quarter from the sale of the service business.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $7.0 million, or 23.0%, to $37.6 million in fiscal year 2008, from $30.6 million in fiscal year 2007.  The $7.0 million increase in selling and marketing expenses in fiscal year 2008 was attributable principally from the following increases:   $2.8 million increase in bad debt provisions, $1.1 million increase in reserve for sales tax and business tax audit provisions, $1.0 million increase in wage related costs, $0.9 million increase in settlement costs, and $0.8 million in increase in bonuses related to the sale of the service business.  The remaining $0.4 million increase in selling and marketing expenses relates to increases in expenses for our affiliates, PBPO, and Ovex.  Selling and marketing expenses expressed as a percentage of net sales, increased to 12.5% in fiscal year 2008 from 8.8% in fiscal year 2007.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses, or G&A, increased $3.2 million, or 26.8%, to $15.1 million in fiscal year 2008 from $11.9 million in fiscal year 2007.  The $3.2 million increase in G&A in fiscal year 2008 was principally from the following increases:  $1.8 million increase in bonuses related to the sale of the service business, $1.1 million increase in legal costs, $0.3 million increase in facilities costs.   As with selling and marketing expenses, when G&A expenses are expressed as a percentage of net sales, they also increased to 5.0% for fiscal year 2008 from 3.4% in fiscal year 2007.

OPERATING (LOSS) INCOME.  We had an operating loss of $8.8 million in fiscal year 2008 compared with $1.1 million of operating income in the prior fiscal year.  The increase of $9.9 million in operating loss can be attributed to the $10.2 million increase in operating expenses during fiscal year 2008 less the $0.3 million increase in gross profit, as discussed above.

INTEREST INCOME, NET.

Interest income is net of interest expense and consisted of the following components for the last two fiscal years (in thousands):

	Year Ended September 30,
	2008	2007

Interest income	$295	$615
Interest expense	(241)	(318)
Net interest income	$54	$297

Interest income decreased $0.3 million in fiscal year 2008 to $0.3 million from $0.6 million in fiscal year 2007.  Interest income in both fiscal years resulted from our short term cash investments.   Interest expense decreased $0.1 million in fiscal year 2008 to $0.2 million from $0.3 million in fiscal year 2007.  The decrease was from declines in interest expense from our core information technology operations as well as from our affiliates, PBPO and Ovex.  The interest expense in fiscal years 2008 and 2007 from our lending facility with GE Commercial Distribution Finance Corporation was approximately $17,000 and $11,000 respectively, which is customarily low due to our interest-free borrowing periods allowed under the financing.

OTHER INCOME.  Other income increased $14.6 million in fiscal year 2008 to $14.7 million.  The major component of the increase in other income was the gain on the sale of the service business of $15.4 million, net of $0.6 million in related costs and $6.0 million reduction related to the value of the consideration paid in stock that has had a decline in value and for the discount for the fact that it is restricted in trading for more than one year.  Other losses, including the impairment of an investment of $0.5 million accounted for the remaining offsetting difference of $0.8 million in arriving at the net increase of $14.6 million in other income.  An additional $2.0 million of gain from the sale of the service business has been deferred until such time as collection is reasonably assured.

INCOME TAX PROVISION (BENEFIT).  Our income tax provision was $2.1 million in fiscal year 2008 compared to a tax benefit of $0.2 million for the prior fiscal year 2007.   In the prior fiscal year our current tax liability was offset in full by our net operating loss carryforward, or NOL,  which amounted to a tax of $60,000 under the low alternative minimum tax rates.  A deferred tax benefit of $263,000 from the reduction of the valuation allowance for deferred tax benefits resulted in a net tax benefit of $203,000 for the fiscal year 2007.

In fiscal year 2008, however, we used the last remaining $0.6 million portion of the federal NOL carry forwards excluding the $4.7 million NOL that arose in fiscal year 2000 that pertained to stock option expense.  Under FAS 123(R) we are precluded from recognizing the $4.7 million of federal NOL carry forwards that were a result of excess tax stock option expense over the book amounts as a tax benefit.  Instead, the difference of $1.4 million between our fiscal year 2008 tax expense and our federal tax liability has been added to paid-in capital.  The federal tax rate applied to the fiscal year 2008 provision was calculated at the 34% tax rate.

Deferred taxes increased $0.6 million to $0.3 million in fiscal year 2008 from a credit of $0.3 million in fiscal year 2007.  The increase was a result of the reversal in the amount of valuation allowance credit  for net deferred assets that was estimated in the prior year as usable to offset future taxable income.

At September 30, 2008 there were no further federal NOL carry-forwards available.

NON-CONTROLLING INTEREST.  Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  We own an approximate 30% voting interest in PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements.  As a result, we allocate certain losses to the other stockholders of PBPO who collectively own approximately 70% of PBPO. Losses so allocated to the non-controlling interest are not based upon the percentage of ownership, but upon the “at risk” capital of those owners.  Once the non-controlling interest at risk capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital for which we are “at risk”.

On the other hand, Ovex, which we acquired in fiscal year 2007, is owned 70% by us.  Thus, we allocate 30% of the net income of Ovex to its minority shareholders.  The allocations to the non-controlling interest (in thousands) for the last two fiscal years was as follows:

	Year Ended September 30,
	2008	2007
Ovex profit	$(34)	$(186)
PBPO loss	29	118
(Profit)/loss allocations	$(5)	$(68)

LOSS FROM EQUITY INVESTMENT.   On July 2, 2008, we formed En Pointe Global Services, LLC., or EPGS, as a wholly-owned subsidiary for the express purposes of transferring our information technology service business to that entity.  On July 9, 2008, we sold an 80.5% interest in EPGS to Allied Digital Services, Limited. and retained a non-controlling interest of 19.5%.  Prior to the formation of EPGS the service and product operations were reported by En Pointe Technologies Sales, Inc. and because the service and product business was closely integrated no separate accounting for management to review and evaluate the financial results of each operation was possible.

Because the information technology service business was not previously considered to be a separate segment, no prior period comparative financial information is available.  However, contributing significantly to the $0.8 million net loss allocatable to partners below that was not present in the prior fiscal year quarter was the bankruptcy of one of the larger service customers of EPGS and that bankruptcy contributed the majority of the $0.4 million of bad debts that were incurred for the quarter.

The EPGS results of operations for the initial quarter of operations ended September 30, 2008 (in thousands, except percentage ownership) was as follows:

Quarter Ended September 30,
2008
Net service revenues	10,016
Cost of revenues	$6,226
Total gross profit	3,790
Selling, marketing and administration	4,567
Net loss allocatable to partners	(777)
En Pointe percentage ownership	19.5%
Allocated to En Pointe	$(152)

NET INCOME.  Net income increased $2.0 million to $3.6 million in fiscal year 2008 from $1.6 million in fiscal year 2007.  The increase was attributed to a $14.6 million increase in other income arising principally from the sale of the services business.

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

NON-CONTROLLING  INTEREST.  Under FIN 46 and other recent changes in consolidation principles, certain minority interests are required to be consolidated.  We own an approximate 30% voting interest in PBPO and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements.  As a result, we allocate certain losses to the other stockholders of PBPO who collectively own approximately 70% of PBPO. Losses so allocated to the “minority interest” are not based upon the percentage of ownership, but upon the “at risk” capital of those owners.  Once the “minority interest at risk” capital has been absorbed by losses, all remaining losses are allocated to us, without regard for the amount of capital that we hold “at risk”.

Ovex, on the other hand, was acquired in fiscal year 2007 and we own a majority 70% interest in that company.  Thus, we allocate 30% of the net income of Ovex to its minority shareholders.  The allocations to the minority interest (in thousands) for the 2007 and 2006 fiscal years were as follows:

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

Cash flows from operating activities:

During fiscal 2008, our operating activities provided cash totaling $15.8 million as compared with $15.3 million that was used by operating activities in the prior fiscal year.  The lead contributor to the $31.1 million net increase in cash from operating activities in fiscal year 2008 over fiscal year 2007 was the decrease in the change in accounts receivable of $38.2 million.

Our accounts receivable balance, net of allowances for returns and doubtful accounts, at September 30, 2008 and 2007, was $35.4 million and $61.4 million, respectively, a decrease of $26.0 million in fiscal year 2008.   The accounts receivable decrease was principally from the decline in net sales resulting from an overall decline in sales and the decline in net sales from the sale of the service business.  The marked decline in net accounts receivable, caused an accompanying large decrease in the number of days’ sales outstanding in accounts receivable that shrank from  65 days as of September 30, 2007 to 43 days, as of September 30, 2008.

Inventory, net of allowance, decreased $2.9 million in fiscal year 2008 to $5.9 million from the $8.8 million reported at the end of the prior fiscal year.  The majority of the decrease resulted from decreases in physical inventory held in configuration that was purchased for specific customer orders.

Cash flows from investing activities:

Investing activities provided cash totaling $5.2 million for fiscal year 2008, an increase of $10.3 million from the $5.2 million used by investing activities in the prior fiscal year.  The $10.3 million increase resulted from principally from the $8.0 million cash proceeds paid at closing in the sale of the 80.5% interest in our service business.

Cash flows from financing activities:

Financing activities used net cash totaling $23.3 million in fiscal 2008, $39.5 million more than the $16.2 million of net cash that was provided in fiscal 2007.  Most of the $39.5 million increase in cash used in fiscal 2008 was from the increase of $37.1 million in net repayments under our line of credit.  In addition, our subsidiary, Ovex, had an increase in net repayments of $3.3 million under its export loan program.

Credit facility:

As of September 30, 2008, we had approximately $3.7 million in cash and working capital of $10.2 million.

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

We were in compliance with all of our debt covenants as of September 30, 2008.

The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of September 30, 2008, approximately $7.8 million in borrowings were outstanding under the $45.0 million financing facility.  At September 30, 2008, there were additional borrowings available of approximately $23.5 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

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

OBLIGATIONS AND COMMITMENTS

Not applicable to smaller reporting company

Impact of Inflation

We do not believe that inflation has had or will have a material effect on our net sales or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting company

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(d)-15(e) promulgated under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  We did not carry out a full evaluation of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework at the end of the period covered by this Form 10-K because we were unable to complete the evaluation of our financial and information technology controls due to limited resources.  Consequently, our chief executive officer and chief financial officer were not able to draw a conclusion for the purpose of the COSO criteria if our internal control over financial reporting was effective as of September 30, 2008.  We anticipate our evaluation to be completed by March 31, 2009 and to be included in our interim financials for that period.

There has been no change, during the fourth quarter of our 2008 fiscal year, in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting   However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.

Attiazaz “Bob” Din
(Chief Executive Officer)

Javed Latif
(Chief Financial Officer)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information appearing under the captions ''DIRECTORS,’’ “EXECUTIVE OFFICERS,” “BOARD COMMITTEES -- AUDIT COMMITTEE” and ''SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE’’ from our definitive proxy statement for the 2009 Annual Meeting of the Stockholders to be filed with the Commission on or before January 28, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference information appearing under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” ''EXECUTIVE COMPENSATION,’’ “DIRECTORS’ COMPENSATION,” “Option Matters,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is hereby incorporated by reference the information appearing under the caption ''Security Ownership of Certain Beneficial Owners and Management’’ from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2009.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of September 30, 2008.  Our sole remaining active stockholder approved equity compensation plan is the 1996 Stock Incentive Plan.  It was established in May 1996, had a ten year life, and by its terms terminated in May 2006 and has not been replaced.  Our stock purchase plan also terminated in May 2006 and has not been replaced.  We do not have any non-stockholder approved equity compensation plans.

Number of securities
remaining available for
	Number of securities		future issuance under equity
	to be issued upon exercise	Weighted-average	compensation plans as of
	of outstanding options,	exercise price of	September 30, 2008
	warrants and rights as	outstanding options,	(excluding securities
	of September 30, 2008	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1996 Stock Incentive Plan	1,000,947	$2.91	None
Employee Stock Purchase Plan	N/A	N/A	N/A
Equity compensation plans not
approved by security holders	None	N/A	None
Total	1,000,947	$2.91	None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is hereby incorporated by reference the information appearing under the captions “Corporate Governance” and ''Certain Transactions’’ from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

There is hereby incorporated by reference the information appearing under the captions ''PRINCIPAL ACCOUNTANT FEES AND SERVICES” and “POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS” from our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission on or before January 28, 2009.

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

En Pointe Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
En Pointe Technologies, Inc.
Gardena, California

We have audited the accompanying consolidated balance sheets of En Pointe Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended September 30, 2008.  In connection with our audits of the consolidated financial statements, we have also audited Schedule II (Valuation and qualifying accounts).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of En Pointe Technologies, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the three years ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California

December 24, 2008

En Pointe Technologies, Inc.
Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	September 30,
	2008	2007
ASSETS:
Current assets:
Cash	$3,691	$6,000
Restricted cash	10	76
Short term cash investment	--	1,000
Accounts receivable, net of allowance for returns
and doubtful accounts of $3,535 and $794 respectively	35,448	61,391
Due from affiliate	3,586	--
Inventories, net of allowances of $830 and $552, respectively	5,858	8,768
Prepaid expenses and other current assets	1,294	1,548
Total current assets	49,887	78,783

Property and equipment, net of accumulated
depreciation and amortization	4,202	5,022

Other assets	3,931	2,201
Investment in affiliate	1,823	--
Receivable from escrow	7,955	--
Total assets	$67,798	$86,006

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$15,817	$19,034
Borrowings under line of credit	7,840	30,314
Short-term borrowings and current maturities of long-term debt	375	2,450
Accrued employee compensation and benefits	5,389	4,264
Other accrued liabilities	4,409	1,913
Deferred income	1,355	582
Accrued taxes and other liabilities	4,522	3,782
Total current liabilities	39,707	62,339
Long term liabilities	475	447
Total liabilities	40,182	62,786

Non-controlling interest	1,962	1,957
Commitments and contingencies (Notes 7 and 11)

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,162,643 and 7,159,193
shares issued	7	7
Additional paid-in capital	43,616	42,207
Treasury stock	(1)	(1)
Accumulated other comprehensive income	(659)	(14)
Accumulated deficit	(17,309)	(20,936)
Total stockholders' equity	25,654	21,263
Total liabilities and stockholders' equity	$67,798	$86,006

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Operations
(In Thousands Except Per Share Amounts)

	Year Ended September 30,
	2008	2007	2006
Net sales:
Product	$260,004	$299,335	$276,736
Service	40,458	47,791	46,997
Total net sales	300,462	347,126	323,733
Cost of sales:
Product	233,291	274,128	253,765
Service	23,332	29,447	30,318
Total cost of sales	256,623	303,575	284,083
Gross profit:
Product	26,713	25,207	22,971
Service	17,126	18,344	16,679
Total gross profit	43,839	43,551	39,650

Selling and marketing expenses	37,615	30,565	28,337
General and administrative expenses	15,054	11,871	11,098
Operating (loss) income	(8,830)	1,115	215

Interest income, net	54	297	181
Other income, net	14,708	79	36
Income before income taxes, loss from equity investment and non-controlling interest	5,932	1,491	432
Income tax provision (benefit)	2,148	(203)	42
Income before loss from equity investment and non-controlling interest	3,784	1,694	390
Loss from equity investment	(152)	(68)	121
Non-controlling interest	(5)
Net income	$3,627	$1,626	$511

Net income per share:
Basic	$0.51	$0.23	$0.07
Diluted	$0.50	$0.22	$0.07

Weighted average shares outstanding:
Basic	7,160	7,145	7,006
Diluted	7,263	7,456	7,125

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury		Comprehensive	(Accumulated
	Shares	Amount	Capital	Stock		Income	Deficit)	Total
Balance at September 30, 2005	6,973	$7	$41,718	$(1)	$		$(23,273)	$18,451
Net income							511	511
Issuance of common stock under stock option plan	58		105					105
Deferred compensation related to
acceleration of stock options			(56)					(56)
Balance at September 30, 2006	7,031	$7	$41,767	$(1)		$--	$(22,762)	$19,011
SAB 108 cumulative effect adjustment							200	200
Balance at September 30, 2006, as adjusted	7,031	7	41,767	(1)		--	(22,562)	19,211
Net income							1,626	1,626
Foreign currency translation						(14)		(14)
Comprehensive income								1,612
Issuance of common stock under stock option plan	30		63					63
Net operating loss tax benefit related to stock options			137					137
Stock issued related to business acquisition	98		240					240
Balance at September 30, 2007	7,159	$7	$42,207	$(1)		$(14)	$(20,936)	$21,263
Net income							3,627	3,627
Foreign currency translation						(645)		(645)
Comprehensive income								2,982
Issuance of common stock under stock option plan	4		5					5
Net operating loss tax benefit related to stock options			1,404					1,404
Balance at September 30, 2008	7,163	$7	$43,616	$(1)		$(659)	$(17,309)	$25,654

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$3,627	$1,626	$511
Adjustments to reconcile net income
to net cash used by operations:
Depreciation and amortization	2,678	2,492	1,491
(Gain) loss on disposal of assets	(15,390)	--	52
Amortization of option expense	--	--	(56)
Amortization of deferred gain on sale-leaseback	--	(35)	(354)
Allowances for doubtful accounts, returns and inventory	2,847	123	564
Impairment of investment	500	--	--
Stock acquired for product and services sold	(300)	--	--
Non-controlling interest in income (loss) of affiliates	5	68	(121)
Decrease (increase) in deferred tax benefit	263	(263)	--
Changes in operating assets and liabilities:
Equity in loss of affiliate	152	--	--
Restricted cash	66	(2)	(2)
Accounts receivable	23,118	(15,052)	(5,916)
Due from affiliate	(3,586)
Inventories	2,888	(4,495)	6,017
Prepaid expenses and other current assets	(9)	168	(303)
Other assets	(2,288)	69	(28)
Accounts payable, trade	(3,217)	(51)	661
Accrued expenses	2,976	426	1,027
Accrued taxes and other liabilities and deferred income	1,513	(343)	1,942
Net cash provided (used) by operating activities	15,843	(15,269)	5,485

Cash flows from investing activities:
Acquisition of business	--	(1,302)	(550)
Proceeds from sale of assets	8,000	--	--
Investments in securities and affiliate	(1,475)	--	--
Short-term cash disposition (investment)	1,000	(1,000)	--
Purchase of property and equipment	(2,366)	(2,849)	(904)
Net cash provided (used) by investing activities	5,159	(5,151)	(1,454)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(22,474)	14,641	(1,151)
Net (repayments) borrowings under export loan	(1,414)	1,931	--
Net operating loss tax benefit related to stock options	1,404	--	--
Capital contributed by minority interest	--	100	705
Proceeds from sale of stock under employee plans	5	63	105
Payment on long term liabilities	(832)	(555)	(352)
Net cash (used) provided by financing activities	(23,311)	16,180	(693)
(Decrease) increase in cash	(2,309)	(4,240)	3,337
Cash at beginning of year	6,000	10,240	6,903
Cash at end of year	$3,691	$6,000	$10,240

Supplemental disclosures of cash flow information:
Interest paid	$241	$139	$82
Income taxes paid	$44	$23	$31
Capitalized leases	$199	$836	$--
Stock issued for acquisition of business	$--	$240	$--

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company is a reseller of information technology products and, prior to July 1, 2008, a provider of value-added services to large and medium sized companies and government entities with sales personnel in 19 markets located in the United States. The Company is headquartered in Gardena, California and was originally incorporated in Texas in 1993 and reincorporated in Delaware in 1996.  The parent company, En Pointe Technologies, Inc., is a holding company and provides administrative services to its subsidiaries.  All sales are conducted through subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had approximately $3.7 million in cash and working capital of $10.2 million.  As discussed in Note 3, in July 2007, the Company entered into an Addendum to its original replacement working capital financing facility with GE Commercial Distribution Finance Corporation (“GE”).  Under terms of the Addendum the Company’s two wholly-owned subsidiaries engaged in information technology hardware and software selling may borrow up to $45.0 million.  The term of the facility is for a period of three years from August 1, 2007, except that either party may terminate the agreement upon 60 days’ prior written notice to the other party.  As of September 30, 2008, credit line borrowings amounted to $7.8 million with additional borrowings available of approximately $23.5 million after taking into consideration the available collateral and borrowing limitations under its agreements.  Borrowings under the line of credit agreement are collateralized by substantially all of the Company’s assets.  The financing agreements contain various liquidity financial debt covenants as explained in Note 3.  The Company was in compliance with all of its debt covenants as of September 30, 2008.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company’s accounts and those of its wholly-owned and majority-owned subsidiaries as well its affiliate, Premier BPO, Inc. (formerly known as En Pointe Global Services, Inc., “PBPO”), an approximate 30% voting interest owned Variable Interest Entity.  All intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Since there are other stockholders of PBPO who collectively represent approximately 69% voting interest, both their majority ownership interest and their entitlement to share in losses is reflected in the Company’s consolidated balance sheet and statement of operations as “non-controlling interest”.  Losses allocated to the 69% owners of PBPO are not based upon the percentage of ownership, but upon the “at risk” capital of each of those owners.  Losses in excess of their “at risk” capital are allocated to the Company without regard for the Company’s capital at risk.  To date, such losses absorbed amounted to $1.6 million and exceed the Company’s invested capital of $1.4 million by $0.2 million.

INVESTMENT IN LIMITED LIABILITY COMPANY

On July 2, 2008, the Company formed En Pointe Global Services, LLC., or EPGS, as a wholly-owned subsidiary for the express purpose of transferring the Company's information technology service business to that entity.  On July 9, 2008, the Company sold an 80.5% interest in EPGS to Allied Digital Services, Limited and retained a non-controlling interest of 19.5%.  Prior to the formation of EPGS the service and product operations were reported by En Pointe Technologies Sales, Inc. and because the service and product business was closely integrated no separate accounting for management to review and evaluate the financial results of each operation was possible.

Because the information technology service business was not previously considered to be a separate segment, no prior period comparative financial information is available.

The EPGS results of operations for the initial quarter of operations ended September 30, 2008 and the financial position (in thousands) were as follows:

Quarter Ended September 30,
2008
Net service revenues	$10,016
Cost of revenues	6,226
Total gross profit	3,790
Selling, marketing and administration	4,567
Net loss allocatable to partners	(777)
En Pointe percentage ownership	19.5%
Allocated to En Pointe	$152

September 30, 2008
Cash	$1,005
Accounts receivable, net	5,146
Other current assets	512
Total current assets	6,663
Property and equipment, net	968
$7,631

Accounts payable	$53
Accrued liabilities	1,731
Due En Pointe	3,649
Total current liabilities	5,433
Member equity	2,198
$7,631

INVESTMENT IN VARIABLE INTEREST ENTITY (“VIE”) - PREMIER PBO, INC. (“PBPO”)

The Company has, in a series of investments, invested through September 30, 2008, the cumulative amount of $759,000 (representing an approximate 30% voting interest) in the common stock of PBPO, in the privately-held corporation.  PBPO is a business process outsourcing company formed in October 2003 and headquartered in Clarksville, Tennessee.

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

Product is considered received and accepted by the customer only upon the customer’s receipt of the product from the carrier and acceptance thereof.  Any undelivered product is included in our inventory.

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

RESTRICTED CASH

Restricted cash at September 30, 2008 and 2007 represents deposits maintained for certain government tax agencies.

INVESTMENTS IN SECURITIES

The Company's securities are carried at their fair market value based on quoted market prices. The Company holds two equity securities which approximate $875,000 in value.

RECEIVABLE FROM ESCROW

The Company has an escrow receivable for 745,000 restricted shares of common stock in Allied Digital Services, Limited  in connection with the July 9, 2008 sale of its services business.  The $8.0 million value of the escrow receivable is based on the underlying stock which has been adjusted down by $6.0 million for the restricted nature of the stock and the decline in value between July 9, 2008 and September 30, 2008 when it closed at $14.28 a share on an unrestricted trading basis.  On December 10, 2008 the Allied Digital Services, LTD stock closed at $4.94 a share on an unrestricted trading basis.

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

In fiscal year 2005 the Company concluded the development of three internal-use software programs that are being amortized on a straight-line basis over the economic lives of each of the software products that is estimated to be four years.  Costs capitalized include internal payroll and direct fringe benefits and external direct project costs, including labor and travel.  The Company began amortizing its first internal-use programs in May and the remaining two in October 2005.  The Company’s property and equipment (see Note 2), as of September 30, 2008, 2007, and 2006 included $948,000, $948,000 and $781,000 respectively of capitalized software development costs included in computer equipment and software in addition to the $325,000 in costs related to software under development.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.  The carrying amount of the Company’s long-term liabilities also approximates fair value based on interest rates currently available to it for debt of similar terms and remaining maturities.

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

In accordance with SFAS 142, the Company selected September 30 as the date on which to perform its annual goodwill impairment test.  Based on its valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended September 30, 2008, 2007 and 2006.  However, in conjunction with the sale of the service business on July 9, 2008, the Company reduced its goodwill that was related to its service acquisition that was sold by $265,000.

In connection with the Company’s acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting.  The assets and liabilities assumed were recorded at their estimated fair values as determined by management and were based on information currently available and current assumptions as to future operations.  The excess purchase price over those fair values was recorded as goodwill.  The Company’s goodwill balance during the years ended September 30, 2008 and 2007 was $815,000 and $1,080,000, respectively, and was included in other assets in the accompanying consolidated balance sheets.

Separable intangible assets that have finite useful lives are amortized over their useful lives.  An impaired asset is written down to fair value.  Intangible assets with finite useful lives consist of customer relationships and non-compete agreements and are amortized over the expected benefit period using the straight-line and sum-of-the-years-digits methods.  At September 30, 2008 and 2007, such intangible assets amounted to $374,000 (net of $1,427,000 of accumulated amortization) and $705,000 (net of $1,096,000 of accumulated amortization), respectively, and are included in other assets in the accompanying consolidated balance sheets.

ADVERTISING AND SHIPPING AND HANDLING COSTS

The Company reports the costs of all advertising in the periods in which those costs are incurred.  For the fiscal years ended September 30, 2008, 2007, and 2006 advertising expense was approximately $498,000, $403,000 and $346,000 respectively.  Shipping and handling costs incurred by the Company are included in cost of sales.

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

No one customer accounted for more than 10% of net sales for the fiscal year 2008 and for the prior two fiscal years.  No one customer accounted for more than 10% of accounts receivable at the end of the fiscal year 2008.

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

Purchases from the Company’s three largest vendors during the years ended September 30, 2008, 2007, and 2006, comprised, 57%, 49%, and 51%, respectively, of its total purchases of product.

TREASURY STOCK

The Company uses the specific identification method for accounting for treasury stock.  During the 2004 fiscal year, the Company issued 1,000 additional shares for employee stock benefit plans with a cost basis of $2,000.  At September 30, 2008 and 2007, there remained approximately 1,000 treasury shares, with a cost of $1,000.

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

COMPREHENSIVE INCOME

SFAS No. 130, ‘‘Reporting Comprehensive Income.’’ establishes standards for reporting and displaying comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be reported under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company has reported comprehensive income for the fiscal year ended September 30, 2008 and 2007, respectively, but did not have any components of comprehensive income for fiscal year ended September 30, 2006.

SEGMENT REPORTING

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments.  The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility.  For the year ended September 30, 2006, the Company operated in only one segment.  In fiscal years ended September 30, 2008 and 2007, the Company  operated in four and three segments, respectively, as follows:

	As of and for the Year Ended September 30, 2008
	US	Pakistan	China
	Sales of Product	Business Process	Business Process	UK	Intersegment	Consolidated
In Thousands	and Services	Services	Services	Sales of Product	Eliminations	Total
Sales from non affiliated customers	$299,298	$1,164	$--	$--	$--	$300,462
Intersegment sales	$--	$7,775	$473	$--	$(8,248)	$0
Depreciation and amortization	$2,182	$481	$11	$1	$(66)	$2,609
Segment profit (loss)	$4,879	$87	$45	$(39)	$(1,345)	$3,627
Segment assets	$65,046	$3,246	$188	$21	$(703)	$67,798

	As of and for the Year Ended September 30, 2007
	US	Pakistan	China
	Sales of Product	Business Process	Business Process	Intersegment	Consolidated
In Thousands	and Services	Services	Services	Eliminations	Total
Sales from non affiliated customers	$346,237	$884	$5	$--	$347,126
Intersegment sales	$--	$7,827	$218	$(8,045)	$0
Depreciation and amortization	$1,920	$378	$22	$--	$2,320
Segment profit (loss)	$1,140	$649	$(96)	$(67)	$1,626
Segment assets	$87,887	$4,232	$170	$(6,283)	$86,006

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered.

NON-CONTROLLING INTEREST

Non-controlling interest consists of capital contributed by non-controlling interests as well as earnings or losses allocated to them.  The Company has non-controlling interests resulting from its equity investments in PBPO and Ovex.  The changes in non-controlling interest (in thousands) since October 1, 2006 are as follows:

	Year Ended September 30,
	2008	2007
Beginning minority interest balance	$1,957	$1,487
Minority interest acquired in Ovex acquisition	--	302
Capital contributed by PBPO minority interest	--	100
Earnings allocated to minority shareholders	5	68
Ending minority interest balance	$1,962	$1,957

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

2 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	September 30,
	2008	2007
Software and other asset development	$572	$344
Computer equipment and software	12,983	12,925
Office equipment and other	1,065	1,075
Warehouse equipment	--	116
Leasehold improvements	477	812
Capitalized leases (see Note 7)	2,309	1,938
	17,406	17,210
Less: Accumulated depreciation and amortization	(13,204)	(12,188)
	$4,202	$5,022

Depreciation and amortization expense was $2,609,000, $2,320,000 and $1,491,000 for the years ended September 30, 2008, 2007, and 2006, respectively.  Assets fully depreciated were $10,424,000 and $8,380,000 as of September 30, 2008, and 2007, respectively.  Accumulated amortization on capitalized leases was $1,329,000 and $849,000 at September 30, 2008 and 2007, respectively.

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

The GE facility is collateralized by accounts receivable, inventory and substantially all of the Company's other assets.  As of September 30, 2008, approximately $7.8 million in borrowings were outstanding under the $45.0 million financing facility.  At September 30, 2008, there were additional borrowings available of approximately $23.4 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

Since the Company replaced its working capital financing facility in June 2004, minimal interest expense has been incurred on borrowings under the line of credit because of the extended interest-free period under the flooring plan.  In fiscal years 2008, 2007 and 2006 such interest expense amounted to $17,000, $11,000 and $14,000 respectively.  Total interest expense, the majority of which in fiscal years 2008 and 2007 applied to capitalized leases, for the years ended September 30, 2008, 2007 and 2006 was $241,000, $318,000 and $82,000 respectively.

4 OTHER INCOME - GAIN ON SALE OF SERVICE BUSINESS

On July 9, 2008, the Company sold an 80.5% interest in its service business, En Pointe Global Services, LLC ("EPGS"), to Allied Digital Services, Limited ("ADSL").  In connection with the transaction, the Company transferred a majority of its IT service business, including related employees and contracts, to EPGS.  ADSL is a publicly traded corporation on the Bombay Stock Exchange in India.  Consideration for the purchase was $10 million in cash, of which $8 million has been received and 745,000 shares of restricted ADSL stock with a face value of $14 million on July 9, 2008, the date of the signing of the contract.  The securities portion of the consideration has been adjusted down by $6.0 million for the restricted nature of the stock and the decline in value between July and September 2008, which has resulted in an reported gain on the sale of $15.4 million after related costs of $0.6 million have been considered.  The gain on the sale does not reflect a remaining $2.0 million of cash consideration that is due.  Such consideration and resulting gain will be recorded when it is received.

The sale of the business has not been considered as a discontinued operations because the service business was never a separate segment under FAS 144 based on the fact that its operations and cash flows could not be clearly distinguished operationally from the rest of the Company.

At September 30, 2008 the escrow receivable for the 745,000 shares of ADSL stock was reevaluated and reduced for both the decline in market value and the restriction on the stock - see the Marketable Securities note below.

There will be continuity of management as the former service employees of the Company will initially continue in their same capacities and will operate autonomously.  Under a three year Master Service Agreement signed in conjunction with the sale, the Company provides certain services, including, without limitation, administrative, corporate, information technology, engineering and other services to EPGS.  EPGS has signed a separate subleasing agreement to sublease one half of the Company’s corporate headquarters from the Company.  The CEO of En Pointe Technologies, Inc., Bob Din, will also serve on the board of EPGS as a representative of the Company.  On going service contracts that could not be readily transferred to EPGS are being billed by the Company on behalf of EPGS and the Company continues to be liable for such contracts until their future renegotiation.

The Company's continuing interest of 19.5% in EPGS will be reported under the equity method of accounting promulgated by APB 18.

5 EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan (the ‘‘401(k) Plan’’) that covers substantially all full-time employees who are twenty-one years of age or older.  The Company’s contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service.  To date the Company has made no contributions to the 401(k) Plan.

6 INCOME TAXES

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Current:
Federal	$1,727	$28	$20
State	158	32	22
	$1,885	$60	$42

Deferred:
Federal	213	(213)	--
State	50	(50)	--
	263	(263)	--
	$2,148	$(203)	$--

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Year Ended September 30,
	2008	2007	2006
Federal statutory rate	34%	35%	35%
State taxes, net of federal benefits	1	1	2
Expenses not deductible	1	5	8
Affiliate (earnings) losses not taxable	1	(11)	35
Non-controlling interest		(2)	(8)
Net operating loss carryforward	(4)	(50)	(82)
Valuation allowances	4	8	18
	37%	(14)%	8%

The Company’s consolidated return excludes two affiliates (see “Affiliate (earnings) losses not taxable” in table above), PBPO and Ovex.  PBPO is excluded because the Company’s investment is less than the required 80% ownership required to consolidate under federal tax law and Ovex is excluded because foreign income is not subject to U.S. tax until distributed.

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

September 30,
2008		2007
Deferred tax assets:
Accounts receivable and other allowances	$1,678	$533
Expenses not currently deductible	2,965	1,170
Depreciation	178	295
Federal net operating loss and alternative minimum tax credits	162	2,001
State net operating loss	697	933
	5,680	4,931
Deferred tax liabilities	(3,040)	--
Net deferred tax asset	2,640	4,931
Valuation allowance	(2,640)	(4,531)
Deferred tax asset	$--	$400

Portion allocated to income	$--	$263
Portion allocated to equity related to stock options	--	137
Total deferred tax asset	$--	$400

The Company has no Federal net operating losses (‘‘NOL’’) available.

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and most states in the United States.  The Company is subject to income tax examination by U.S. federal tax authorities for years ending on or after September 30, 2005.  The Company is subject to income tax examinations by the State of California tax authorities for years ending on or after September 30, 2004.  Neither the Internal Revenue Service nor taxing authorities in any other jurisdictions have commenced an examination of the Company’s income tax returns for any tax year.

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”  FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken in an income tax return.  FIN 48 requires that a company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, a company must recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements.  For tax positions that are not more likely than not of being sustained upon audit, a company may not recognize any portion of the benefit in the financial statements.

The Company investigated and identified all significant certain and uncertain tax positions.  The investigation included a review of federal tax returns for all open years.  The Company also reviewed all book to tax adjustments recorded in its federal tax returns for open tax years.  The Company also reviewed its transactional level detail to identify tax exposure areas and items.  As part of the Company’s identification process, the Company completed a FIN 48 Checklist and Inventory of Uncertain Tax Positions.  The Checklist covered areas such as accounting methods, mergers and acquisitions, state and local taxes, international tax, research and development, compensation and benefits and other federal tax issues.

Based on the investigation and review, the Company concluded that no uncertain tax positions exist on its tax returns for open years except for the issues discussed below whereby the likelihood of realization upon audit was not considered initially to be highly certain.  The following item was specifically addressed:

Domestic Transfer Pricing – En Pointe Technologies, Inc. and its wholly-owned subsidiaries file consolidated, combined and separate returns in various states. For the jurisdictions in which En Pointe Technologies wholly-owned subsidiaries file separate state returns, there is exposure with respect to domestic transfer pricing by way of management fees and overhead allocations charged by the Company.  The Company has not performed a transfer pricing study with respect to the management fees and overhead allocation.  In addition, the documentation supporting the allocation may not be satisfactory to the state taxing authorities.

Management has determined that this tax position is more likely than not, but not highly certain.  Accordingly a liability for the tax position with respect to this item has been recorded in the amount of $10,000.

7 LONG-TERM LIABILITIES AND COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and various types of office equipment.  These leases vary in duration and many contain renewal options and/or escalation clauses.  Estimated future minimum lease payments under leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2008 were approximately as follows (in thousands):

	Minimum Lease	Capitalized
	Payments	Leases
Fiscal year 2009	$1,921	$452
Fiscal year 2010	1,663	235
Fiscal year 2011	1,678	190
Fiscal year 2012	1,643	102
Fiscal year 2013	1,610
Thereafter	4,411
Total minimum lease payments	$12,926	979
Less amount representing interest		(129)
Principal amount		$850

Current		375
Long-term		475
Total		$850

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

The $0.7 million gain was deferred and amortized on a straight-line basis over approximately sixteen months, which represented the conclusion of the seventh year of the fifteen year lease and the first date on which the Company could terminate the lease without cost or penalty.  During the years ended September 30, 2007 and 2006, the Company amortized into earnings $30,000 and $387,000 respectively, of deferred gain.

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

On October 29, 2007, the Company entered into a lease agreement for its new corporate headquarters. The property leased is a two story office building with 29,032 square feet of office space in Carson, California. The lease is for a period of seven years commencing on November 1, 2007. The lease requires monthly payments of $48,483.44 for the first year and contains an annual base rent increase of 3% that is effective for each November 1 for the succeeding six years. There is an option to extend the lease for two additional five year periods. Each of the two option periods to extend the lease contain the same base rent increases of 3% as found in the original lease. The scheduled monthly payments under the lease extension options are at the same original base monthly rate of $48,483.44 plus the sum of the accumulated annual 3% base rent increases to date. A security deposit of $96,966.88 is due upon execution of the lease. The lessee is responsible for the payment of real property taxes on the leased premises as well as for all utilities and services.

On July 11, 2008, the Company entered into a sublease agreement for the ground floor of its new corporate headquarters with En Pointe Global Services, LLC in which it has a 19.5% ownership interest.  The lease commences on July 1, 2008 and terminates on October 31, 2014.  The lease requires monthly payments of $24,241.72 (one-half of the amount in the master lease agreement) and substantially mirrors the terms of the master lease agreement with any payment amounts reduced to one-half of the master agreement.

The lessor of the leased corporate headquarters, Dominguez Channel, LLC, is 85% owned by the Chief Executive Officer of the Company and four members of his immediate family, two of whom are employees and another a director of the Company. The terms and provisions of the lease agreement were reviewed and unanimously approved on August 8, 2007 by the Company's Audit Committee, comprised of disinterested directors.

On February 15, 2008, the Company and The Capital Development Authority, an organization commissioned by the government of Pakistan to oversee the planning and maintenance of Islamabad, entered into a leasing agreement to lease the Company approximately 41.25 acres of land.  The lease is for three incremental renewable periods of thirty-three years each.  The land is being leased for the construction of a technology campus for multiple educational, training and conferences which may include but is not limited to technical labs, including research data and development labs and centers for all types of information technology services, including data recovery centers, knowledge and business processing outsourcing, training across various market segments, managed services and help desk support.  The technology campus will include accommodations for the faculty, students, staff, as well as visiting foreign and domestic guests and business and professional people.  It will contain auditoriums, conference centers, recreational facilities, special dedicated commerce teaching and training blocks for advanced courses for multinational companies such as Microsoft Corporation and Cisco Systems, Inc and numerous other manufacturers and software publishers or their resellers or agents.

Under terms of the lease agreement, the Company will pay a total lease rental of $10.0 million over a ten year period of time.  Lease payments totaling $5.3 million are due in installments of $0.5 million annually over a ten year period of time, with total interest estimated at $2.9 million based on a given monthly average of the KIBOR (Karachi Interbank Offered Rate) which has been estimated to be at the rate of 10% APR.  A down payment of 10%, or $0.7 million, was paid when the letter of intent was originally signed with the lessor, and another 15%, or $1.1 million, was paid when the agreement was signed.  In addition to the $10.0 million lease rental, there is an annual ground rental charge of approximately $13,000 a year and the Company is responsible for all applicable property related taxes.

The $10.0 million cost of the lease will be amortized over thirty-three years, or $0.3 million per year, and is presently considered non-operating investment expense.  The $1.5 million of advance lease payments is substantially non-current and is included with other assets in the balance sheet.

Rent expense for the years ended September 30, 2008, 2007, and 2006 under all operating leases was approximately $1,826,000, $1,292,000 and $1,812,000, respectively.

Under an amendment to the employment agreement of the Company’s CEO entered into on October 1, 2004 and effective October 15, 2004, there is provision that in the event of termination of employment, under certain circumstances following an unapproved change in control of the Company, a severance payout equal to four times annual base salary in a single lump-sum payment will be made.

The Company is subject to sales tax examinations from all of the sales tax jurisdictions throughout the United States.  Sales tax regulations are set by each state or local taxing authority and involve difficultly in their interpretation and application to all the variations in sales tax transactions that the Company incurs.  Accordingly, the Company provides its best estimates as to any sales tax deficiency as soon as it becomes aware of such deficiency.  Currently the Company is undergoing examinations by two major states that receive a majority of the Company's sales tax proceeds.  The Company has accrued $1.4 million for any findings that may result from these and other sales tax examinations and believes that the amount accrued will not differ materially from the final audit examination results.

8 EARNINGS PER SHARE AND PREFERRED STOCK

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):
	Year Ended September 30,
	2008	2007	2006
Net income	$3,627	$1,626	$511

Denominator:
Weighted-average shares outstanding	7,160	7,145	7,006
Effect of dilutive securities:
Dilutive potential of options and warrants	103	311	119
Weighted-average shares and share equivalents
outstanding	7,263	7,456	7,125

Basic income per share	$0.51	$0.23	$0.07
Diluted income per share	$0.50	$0.22	$0.07

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

9 STOCK OPTIONS

In March 1996, the Company instituted a qualified and non-qualified stock option plan which provides currently that options for a maximum of 2,760,000 shares of common stock may be granted to directors, officers, and key employees with an exercise period not to exceed ten years.  The stock options are generally exercisable at fair market value at the date of grant and generally vest on a pro-rata basis ending on the third, ninth and twenty-seventh months following the grant date or 25% in six months with the remaining 75% vesting quarterly over three and one half years.  However, in anticipation of the adverse effects that adoption of SFAS No. 123(R) would have, the Compensation Committee and Board of Directors approved and made effective July 20, 2005 the acceleration of all unvested stock options.  In March 2006, under its terms, the stock option plan terminated and no further shares are available for grant under the plan.

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

The following is a summary of stock option activity:
			Total
			Exercise
	Number of Shares		Value
	Non-Qualified	Incentive	(In Thousands)
Outstanding at September 30, 2005	820,667	725,106	$5,266
Granted
Exercised	(4,000)	(53,034)	(105)
Cancelled	--	(88,291)	(331)
Outstanding at September 30, 2006	816,667	583,781	$4,830
Granted	--	--	--
Exercised		(31,125)	(62)
Cancelled	(8,333)	(75,234)	(966)
Outstanding at September 30, 2007	808,334	477,422	$3,804
Granted	--	--	--
Exercised	--	(3,450)	(5)
Cancelled		(281,359)	(966)
Outstanding at September 30, 2008	808,334	192,613	$2,833

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life
September 30, 2006	1,400,448	$3.45	5.63
September 30, 2007	1,285,756	$2.96	4.92
September 30, 2008	1,000,947	$2.91	4.22

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

In prior fiscal years, in addition to the transactions described above, the Company made the following acquisitions:

October 11, 2002	Tabin Corporation ("Tabin")
October 01, 2004	Viablelinks, Inc. ("Viablelinks")

At September 30, 2008, amortization of customer relationships for current and future years is as follows (in thousands):

	Tabin	Viablelinks	SMI	Ovex	Total
Beginning accumulated amortization	$470	$160	$350	$116	$1,096
Fiscal year 2008 amortization		27	187	117	331
Ending accumulated amortization	$470	$187	$537	$233	$1,427
Fiscal year:
2009	--	13	61	117	191
2010	--	--	13	97	110
2011	--	--	3	91	94
Total future year's amortization	$--	$13	$77	$285	$375

Total amortization	$470	$200	$614	$518	$1,802

The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended September 30, 2006 as if the acquisitions of Ovex and SMI had occurred on October 1, 2005   Pro form results for the years ended September 30, 2008 and 2007 is not presented because both companies were fully integrated with the Company’s operations during those periods.  (In thousands, except per share data):

	Year Ended September 30,
	2006
	Pro Forma	As Reported
Net sales	$327,090	$323,723
Net income	$826	$511
Net income per share:
Basic	$0.12	$0.07
Diluted	$0.12	$0.07
Weighted average shares outstanding:
Basic	7,006	7,006
Diluted	7,125	7,125

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place in those earlier years.  In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

11 LITIGATION

In July 2006, Church Gardens, LLC, the current owner of our formerly leased configuration facility in Ontario, California, filed suit against the Company in San Bernardino County Superior Court, Case No. RCV096518. The complaint centers on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to the Company, by plaintiff’s predecessor in 1999 when the Company still occupied its former leased configuration facility in Ontario, California. The plaintiff alleges, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demands both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that the Company may have breached its contract. The Company disputes the allegations and believes that any property loss liability under the lease provisions would be limited to the $75,000 that has already been accrued in its financial statements.

In February 2007, the Company filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that the Company's $90,720 security deposit be returned with interest. In addition, the Company claims that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that the Company owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to the Company.  The Company also asked the court to grant declaratory relief as to the actions in the Company's attempt to preserve the disputed property pending a judicial determination of rights. the Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company's property.

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

There has been substantial discovery, and substantial law and motion practice to date.  The Company is contesting the consolidated case vigorously, and intend to continue doing so.

On July 25, 2008, the Circuit Court for the City of Norfolk, Virginia granted leave to Softchoice Corporation to amend its Complaint in Case Number CL07-5777 against certain of the Company's employees who were former Softchoice Corporation employees to add the Company and its subsidiary, En Pointe Technologies Sales, Inc., as defendants therein.  The Company has not yet filed a responsive pleading and vigorously disputes liability.

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

12 QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in the fiscal years ended September 30, 2008 and 2007 is presented below (in thousands, except per share amounts):

	Fiscal 2008 Quarter Ended
	September	June	March	December
Net sales	$63,084	$79,929	$70,567	$86,822
Gross profit	7,653	13,307	10,985	11,894
Net income (loss)	6,140	465	(3,021)	43
Basic net income (loss) per share	0.86	0.06	(0.42)	0.01
Diluted net income (loss) per share	0.85	0.06	(0.42)	0.01

	Fiscal 2007 Quarter Ended
	September	June	March	December
Net sales	$97,041	$99,967	$74,498	$75,620
Gross profit	11,704	11,888	10,086	9,873
Net income	729	412	213	272
Basic net income per share	0.10	0.06	.03	.04
Diluted net income per share	0.10	0.06	.03	.04

En Pointe Technologies, Inc.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Balance At	Charges (Reversals)		Balance At
	Beginning of	to Cost and		End of
	Period	Expenses	Deductions	Period
Year Ended September 30, 2008(in thousands):
Allowance for doubtful accounts	$695	$2,825	$(84)	$3,436
Allowance for returns	99	—	—	99
Allowance for inventory valuation	552	278	—	830
	$1,346	$3,103	$(84)	$4,365

Year Ended September 30, 2007(in thousands):
Allowance for doubtful accounts	$1,011	$205	$(521)	$695
Allowance for returns	99	—	—	99
Allowance for inventory valuation	523	29	—	552
	$1,633	$234	$(521)	$1,346

Year Ended September 30, 2006(in thousands):
Allowance for doubtful accounts	$723	$415	$(127)	$1,011
Allowance for returns	99	—	—	99
Allowance for inventory valuation	374	$149	—	523
	$1,196	$564	$(127)	$1,633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

/s/ ATTIAZAZ “BOB” DIN
Dated: December 26, 2008	BY:
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

Signature	Title	Date

/s/ MANSOOR S. SHAH	Chairman of the Board and Director	December 26, 2008
Mansoor S. Shah

/s/ ATTIAZAZ “BOB” DIN	Chief Executive Officer, President and Director (Principal Executive Officer)	December 26, 2008
Attiazaz “Bob” Din

/s/ JAVED LATIF	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	December 26, 2008
Javed Latif

/s/ NAUREEN DIN	Director	December 26, 2008
Naureen Din

/s/ ZUBAIR AHMED	Director	December 26, 2008
Zubair Ahmed

/s/ MARK BRIGGS	Director	December 26, 2008
Mark Briggs

/s/ EDWARD O. HUNTER	Director	December 26, 2008
Edward O. Hunter

/s/ TIMOTHY J. LILLIGREN	Director	December 26, 2008
Timothy J. Lilligren

Index to Exhibits

Exhibit
Number	Description

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

10.65	Lease dated February 15, 2008 between The Capital Development Authority and the Registrant for 41.25 acres of land in Islamabad, Pakistan (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed February 22, 2008).

10.66
Agreement for Inventory Financing between En Pointe Technologies Sales, Inc., and IBM Credit LLC, dated March 20, 2008.  (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).

10.67
Collateralized Guarantee between En Pointe Technologies, Inc. and IBM Credit LLC, dated March 20, 2008.  (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).

10.68
Deposit Account Control Agreement between En Pointe Technologies Sales, Inc. and IBM Credit LLC, dated March 20, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).

10.69
Intercreditor Agreement between GE Commercial Distribution Finance Corporation and IBM Credit LLC, dated March 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).

10.70
Limited Liability Company Purchase agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008.

10.71
Escrow Agreement by and among En Pointe Technologies Sales, Inc., Allied Digital Services Ltd., and U.S. Bank National Association, dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008.

10.72
Master Services Agreement between En Pointe Technologies, Inc. and En Pointe Technologies Sales, Inc. and En Pointe Global Services, LLC, dated September 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 2, 2008.

10.73
First amendment to July 9, 2008 Limited Liability Company Interest Purchase Agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated December 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed December 2, 2008.

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