Form 10-K/A
period 2008-09-30
EN POINTE TECHNOLOGIES INC
filed 2009-01-28
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EN POINTE TECHNOLOGIES, INC.
YEAR ENDED SEPTEMBER 30, 2008

Table of Contents

	EXPLANATORY NOTE	1
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	2
ITEM 11.	EXECUTIVE COMPENSATION	5
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	14
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	17

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends En Pointe Technologies, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2008, originally filed on December 29, 2008 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as it will not file its definitive proxy statement within 120 days of the end of the Company’s fiscal year ended September 30, 2008. Solely for this reason, the Company is filing certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as set forth above, this Amendment does not alter or restate any of the information set forth in the Original Filing.  This Amendment does not reflect events occurring after December 29, 2008, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company has seven (7) members serving on its Board of Directors.  Directors are elected at each annual stockholders’ meeting to hold office until the next annual meeting or until their successors are elected and have qualified.  The directors’ names, their ages, the year in which each first became a director of the Company and their principal occupations or employment during at least the past five years are as follows :

		Director
Name	Age	Since	Position
Mansoor S. Shah (1) (2) (3)	60	2003	Chairman of the Board
Attiazaz (“Bob”) Din	56	1993	Director, President and Chief Executive Officer
Naureen Din	54	1993	Director and Assistant Secretary
Zubair Ahmed (1)	56	1994	Director
Mark Briggs	52	1998	Director
Edward O. Hunter (2) (3)	61	2003	Director
Timothy J. Lilligren (1)(2) (3)	55	2003	Director

(1)	Member of Nominating Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

    MANSOOR S. SHAH has been a director of the Company since December 2003. Since March 2006, Dr. Shah has served as the Chairman of the Board. Dr. Shah is a full-time practicing physician. Since 1978, Dr. Shah has been President of the Lakewood Primary Care Medical Group where he is responsible for managing and coordinating the medical care of approximately 10,000 patients annually in four Southern California regional hospitals. In addition, in 1996, Dr. Shah was appointed Chairman and Chief Executive Officer of Lakewood Health Plan, Inc., an individual physicians’ association (“IPA”) with a membership of 650 physicians, where he is responsible for the overall management and profitability of the IPA.

    ATTIAZAZ (“BOB”) DIN is a founder of the Company and has served in various capacities with the Company since its inception in January 1993. Mr. Din has served as a director since April 1994, as the Chairman of the Board from January 1996 to March 2006 and as Chief Executive Officer of the Company since January 1996, and as President since March 2002. Mr. Din also previously served as the Company’s President from April 1994 to September 1997 and from January 1999 to May 2000. Prior to founding the Company, from November 1985 to January 1993, Mr. Din served as Chairman of the Board of Directors, President and Chief Executive Officer of InfoSystems Computer Center, a Southern California-based reseller of computer products. Mr. Din currently serves on the Boards of Directors of En Pointe Technologies Sales, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, En Pointe Gov, Inc. (formerly En Pointe Ventures, Inc.), all wholly-owned subsidiaries of the Company, and Premier BPO, Inc. (formerly En Pointe Global Services, Inc.), a consolidated affiliate of the Company. Mr. Din also serves on the Board of Director of California Republic Bank and is a member of its Compensation Committee.  Pursuant to the terms of Mr. Din’s employment agreement, upon the request of Mr. Din, the Company is obligated to include him as a management nominee for election to the Board of Directors during the term of such agreement and for a period of five (5) years thereafter (See “Employment Agreements”).

    NAUREEN DIN is a founder of the Company and currently serves as a director of the Company. Mrs. Din has served as a director since January 1993. Mrs. Din has served as the Company’s Assistant Secretary since January 2004. Mrs. Din previously served as Secretary from the Company’s inception in January 1993 to March 2001, as President from the Company’s inception to April 1994, as Chief Executive Officer from the Company’s inception until January 1996 and as Chief Financial Officer from the Company’s inception until October 1995. Mrs. Din also serves as a director on the Board of Development in Literacy, a non-profit organization.

    ZUBAIR AHMED has been a director of the Company since April 1994. Mr. Ahmed previously served as an Executive Vice President of the Company from April 1994 to December 1995 and as Director of Business Development of the Company from April 1994 to May 1996. From January 1989 to April 1993, Mr. Ahmed served as the General Manager of Inter Equipment Establishment, a seller of heavy equipment. From May 1996 to the present, Mr. Ahmed has been an independent investor.

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

    EDWARD O. HUNTER has been a director of the Company since August 2003. Since December 2006, Mr. Hunter has served as a director of Ovex Technologies (Private) Limited which is a 70% owned subsidiary of the Company and the surviving company to the merger with Ovex Pakistan (Private) Limited, that was effective on October 1, 2006. Since March 2002, Mr. Hunter has been an attorney of counsel to Robinson & Robinson, LLP, a business transactional and litigation law firm. From July 2000 to March 2002, Mr. Hunter maintained a private law practice and was Vice President and General Counsel for an international telecommunications joint venture during its start-up development phase. Prior to that, for an approximate nine year period, Mr. Hunter practiced law with LeBoeuf, Lamb, Greene & MacRae, LLP, a large multinational law firm, with emphasis on clients in heavy manufacturing, importation and national distribution. Mr. Hunter also serves as a director for a publicly-held corporation, International Stem Cell Corporation, an early-stage stem cell therapeutics company based in Oceanside, California.

    TIMOTHY J. LILLIGREN has been a director of the Company since December 2003. Since December 2006, Mr. Lilligren has also served as a director of En Pointe Technologies India Pvt. Ltd., a wholly-owned subsidiary of the Company. Mr. Lilligren is a practicing CPA, with offices in Manhattan Beach, California. Since 1984 he has conducted his practice as a sole practitioner, offering his clients audit and tax services in a variety of industries. Mr. Lilligren has served on the boards of local non-profit organizations in various capacities including Treasurer. In addition to his practice, Mr. Lilligren is active in Manhattan Beachpolitics and is currently serving as the City Treasurer with responsibility for a portfolio approximating $50 million. In the past, from 1988 through 2001, Mr. Lilligren served as City Clerk, City Councilman, Mayor, and a member of the City Finance Committee of Manhattan Beach.

Executive Officers

The Company has three (3) executive officers as follows, each of whom serves at the discretion of the Board of Directors:

Name	Age	Position
Attiazaz (“Bob”) Din	56	President and Chief Executive Officer
Javed Latif	60	Senior Vice President and Chief Financial Officer
Robert A. Mercer	71	Senior Vice President of Finance and Taxation and Secretary

A biographical summary regarding Mr. Attiazaz (“Bob”) Din is set forth above.  Biographical information with respect to the Company’s other executive officers is set forth below:

JAVED LATIF rejoined the Company as Senior Vice President of Operations in August 2002 and was appointed Chief Financial Officer in February 2004. Prior to that time, he served as a consultant to the Company from August 2001 until August 2002. From September 2000 until August 2001, Mr. Latif served as the Controller for SupplyAccess, Inc., a former affiliate of the Company. From January 1999 through June 2000, Mr. Latif served as Executive Vice President and Chief Financial Officer of the Company. Prior to assuming the Chief Financial Officer duties in January 1999, Mr. Latif was Executive Vice President of the Company from May 1994 to January 1999.

ROBERT A. MERCER has served as Senior Vice President of Finance and Taxation since April 1998. From December 1995 to April 1998, Mr. Mercer served as the Company’s Chief Financial Officer.  Since May 2001, Mr. Mercer has also served as the Company’s Secretary, having previously served as its Assistant Secretary since April 1998.

Family Relationships

Bob Din and Naureen Din are husband and wife. Javed Latif, Chief Financial Officer and Senior Vice President, is the brother-in-law of Bob Din. There are no other family relationships among any of the directors or executive officers of the Company.

Corporate Governance

    Independent Director Determination

    The Board of Directors has determined that, except for Bob and Naureen Din all of the members of the Board are “independent directors” within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. With respect to the Board of Directors’ determination that Mark Briggs is an “independent director,” in making its determination the Board of Directors also considered that Mr. Briggs serves as the Chairman, Chief Executive Officer and is a significant stockholder of Premier BPO, Inc., a variable interest entity that is consolidated with the Company's financials. Neither Mr. Din or Mrs. Din nor Mr. Briggs serves on the Audit Committee, the Compensation Committee or the Nominating Committee.

    Board Committees and Meetings

    The Board of Directors of the Company held five (5) meetings and otherwise acted by written consent during the fiscal year ended September 30, 2008. Each incumbent director attended at least seventy-five percent (75%) of the aggregate of the number of meetings of the Board of Directors and the committees upon which he or she served, except for Naureen Din, Mark Briggs and Zubair Ahmed. The Company does not currently have a specific policy regarding director attendance at annual stockholder meetings. However, directors are strongly encouraged to attend annual stockholder meetings. Six of the seven members of the Board of Directors attended the 2008 Annual Meeting of Stockholders.

    Director Education

    Members of the Board of Directors are encouraged to attend continuing education programs regarding directorships and issues related thereto on a regular basis.

    Code of Ethics

    The Company has adopted a code of ethics that is applicable to, among others, its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and other designated officers and employees. The Company has posted such code on its corporate website at http://www.enpointe.com. Any amendment or waiver to the Company’s code of ethics that applies to its directors or executive officers will be posted on its website or in a report filed with the Securities and Exchange Commission (the “SEC”) on Form 8-K.

Audit Committee and Audit Committee Financial Expert

    The Company’s Audit Committee is composed entirely of directors who are “independent” as defined in the NASDAQ listing standards. The Company’s Audit Committee for fiscal year 2008 was composed of Messrs. Lilligren, Shah and Hunter. Mr. Lilligren served as the Chairman of the Audit Committee. Assuming the election of management’s nominees to the Board of Directors at the Company’s 2009 Annual Meeting of Stockholders, the Audit Committee for fiscal year 2009 shall consist of Messrs. Lilligren, Shah and Hunter. The Board of Directors has determined that each of Messrs. Lilligren and Shah qualifies as a “financial expert” as that term is used in the rules and regulations of theSEC.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers and any persons holding ten percent (10%) or more of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such filing persons or entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

       Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company, or written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company’s common stock, were made with respect to the Company’s fiscal year ended September 30, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview

    The Company’s executive compensation program is overseen by the Compensation Committee of the Company’s Board of Directors. The basic responsibility of the Committee is to review the performance of the officers and key employees toward achieving the Company’s strategic goals and to help ensure that the Company is able to attract and retain people who can lead the Company to achieve those goals. One of the Company’s primary strategic goals is to improve stockholder value while meeting its objectives for customer satisfaction, improved sales and financial performance, sound corporate governance and competitive advantage. The Company’s current emphases on controlling costs and improving profit margins on a consistent basis are also important factors which affect the Company’s compensation decisions. The Committee’s goal is to work with management to balance the Company’s financial goals and circumstances with the need to attract, motivate and retain the fully qualified and capable people the Company needs to meet and surpass its customers’ and stockholders’ expectations in the highly-competitive information technology industry.

Compensation Philosophy and Objectives

    The core of the Company’s executive compensation philosophy is to pay for performance. To that end, incentive bonus targets are set each year to reward excellent executive performance based upon the achievement of specific quarterly profit objectives by business segment and the Company’s overall profitability. If the Company does not record a net overall profit for a given quarter, personal and segment incentives are not payable, thus stimulating all executives to assume broad responsibility for the Company’s overall financial welfare and performance.

    The Committee’s guiding principles are as follows:

•	Work with management to provide a compensation program that recognizes individual contributions as well as the Company’s overall business results;
•
Provide reasonable levels of total compensation which will enable the Company to attract and retain qualified and capable executive talent within its industry while also considering the Company’s current goals of controlling costs and effecting consistent improvements in its overall financial condition;

•	Motivate executive officers to deliver optimum individual and departmental performance;
•	Develop and reward a leadership team that is capable of successfully operating and growing an increasingly competitive and complex business in a rapidly changing industry; and
•	Ensure that executive compensation-related disclosures are made to the public on a timely basis.

Role of the Compensation Committee

The Compensation Committee sets and approves the Chief Executive Officer’s total compensation within the parameters of the Chief Executive’s employment agreement, as modified from time to time by mutual agreement. The compensation of all other executive officers is recommended by the Chief Executive Officer and, after review and analysis, approved by the Compensation Committee. The Compensation Committee met five (5) times during fiscal 2008. The specifics of the responsibilities of the Compensation Committee are set forth in the Compensation Committee Charter, which was reviewed and approved by the Company’s Board of Directors on September 30, 2005. Under that Charter, the key responsibilities of the Compensation Committee include:

•	Review and approve compensation packages for new executives and, as needed, termination packages for departing officers or other executives.
•
Review and, as deemed necessary or desirable, oversee the administration of the Company’s 1996 Stock Incentive Plan and Employee Stock Purchase Plan, both of which expired in 2006 by their own terms (and which to date have not be renewed or replaced).

•
Assist the Board of Directors and management in developing and evaluating potential candidates for executive positions. Lead the Board of Directors in its succession-planning initiatives for the Chief Executive Officer and other senior officers.

•	Oversee preparation of a report on executive compensation as required for inclusion in the Company’s annual proxy statement.

Role of Management in the Compensation Determination Process

    The Company’s senior management team, primarily the Chief Executive Officer and the Chief Financial Officer, support the Committee in the executive compensation decision-making process. At the request of the Compensation Committee, the Chief Executive Officer presents his performance assessment and recommendations to the Committee regarding base salaries, incentive targets and profitability ranges, incentive plan structure and other compensation-related matters of the Company’s executives. However, the Chief Executive Officer and other management personnel typically do not attend Compensation Committee meetings, nor do they participate in the Committee’s deliberations.

Role of Compensation Consultant

    The Compensation Committee has decided not to utilize the services of a paid compensation consultant after conducting interviews and concluding that such a consultant would provide insufficient value for the cost thereof, given the Company’s current profit margins. Instead, the Committee has from time to time obtained competitive compensation data from public and private sources and used them to evaluate the competitiveness of the Company’s executive compensation plans. The Committee plans to continue this cost-effective approach for the foreseeable future, rather than incurring the costs of a paid consultant. However, the Committee may revisit this topic at appropriate intervals in the future as the Company’s needs or circumstances may change.

Total Compensation for Executive Officers

The compensation packages offered to the Company’s executive officers are comprised of one or more of the following elements:

•	Base salary;
•	Quarterly and annual cash bonus incentives; and
•	Long term equity -based incentive compensation

    The Company does not have any formal policies which dictate the amount to be paid with respect to each element, nor does it have any policies which dictate the relative proportion of the various elements. The Company also does not have any formal policies for allocating between cash and non-cash compensation or short-term and long-term compensation. Instead, the Company relies on the judgment of the Compensation Committee and input and feedback from the management team, including in particular the Chief Executive Officer and the Chief Financial Officer. The Committee has no plans to adopt any such formulas, ratios or other such targets that might artificially dilute the Company’s effectiveness in achieving its overall net-profit objectives. In fact, all of the Company’s compensation policy decisions are made in the context of its current financial position and subordinated to the Company’s ability to achieve overall profitability on an annual basis as a primary consideration. Each of the compensation components is described in more detail below.

Base Salary

    The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The purpose of base salary is to reward effective fulfillment of the assigned job responsibilities, and to reflect the position’s relative value to the Company and competitiveness of the executive job market. Base salaries for executive officers are determined based on the nature and responsibility of the position, salary norms (if any) for comparable positions, the expertise and effectiveness of the individual executive, and the competitiveness of the market for the executive officer’s services.

    The Company has successfully held most base salaries at the low end of the competitive range in order to reduce its overall cost structure and to achieve systematic improvement in the financial performance of the business since early 2003, without incurring a large turnover in executive talent and leadership. In this pay-for-performance process, the Company has placed increasing emphasis on profit-based compensation payments for each executive officer, as well as for members of the Company’s Board of Directors.

    Any so-called “merit increases” for the Company’s executive officers are subject to the same budgetary constraints as apply to all other employees and operating departments. Executive officer salaries are evaluated as part of the Company’s annual review process and may be adjusted where justified in the context of the Company’s current focus on net profitability and controlling expenses. The base salary of the Chief Executive Officer is defined and approved by the Compensation Committee within the parameters of the existing employment agreement. The base salary of all other executive officers is recommended by the Chief Executive Officer and approved by the Compensation Committee.

Quarterly and Annual Cash Bonus Incentives

    The Company’s policy is to make a substantial portion of each executive’s compensation contingent upon the Company’s basic financial performance as well as upon his or her own level of performance and contribution to the business or segment of the Company’s operations. The achievement of specific strategic and individual goals is intended to correlate with the creation of quarterly and longer-term stockholder value. Profit-related quarterly and annual bonus incentives allow the Company to offer a reasonably competitive total compensation package despite relatively lower base salaries, while directly aligning each executive’s performance with the Company’s overall financial performance. Quarterly and annual bonus incentives and ranges are recommended by the Chief Executive Officer with oversight and approval of the Compensation Committee.

Each executive’s individual objectives are intended to be closely aligned with the Company's overall strategic objectives, and the financial targets are focused on quarterly measures of net income after any bonus deduction. Ranges of profitability in terms of net income are fixed by the Compensation Committee on recommendations received from the Chief Executive Officer, typically in four ranges of ascending net income. Achievement of net income in the first range results in quarterly incentive payments to each eligible executive of 100% of his or her bonus amount, as awarded annually by the Compensation Committee; and in the highest range, a bonus of 145% can be earned. Thus, if targets are met each quarter throughout the year, the total annual incentive bonus payments can range from 100% to 145% of each executive’s annual bonus plan for each executive other than the Chief Executive Officer. Unfortunately, competitive pressures and shrinking profit margins have prevented the Company from achieving its minimal profitability goals each quarter, thus substantially reducing management's eligibility for bonus payments under this structure. On the other hand, sufficient profits were achieved during the fiscal year ended September 30, 2008 to generate some bonus payments for each of the Company’s eligible officers, executives and directors (other than the Chief Executive Officer).

Specifically, for the full fiscal year ended September 30, 2008, bonus incentives of 100% for the June quarter and 145% for the September were achieved and paid out to the Company’s named executive officers set forth in the Summary Compensation Table (collectively, the “Named Executive Officers”) (other than the Chief Executive Officer who received no bonus or incentive award during the year). While the Company did achieve an improvement in earnings as compared to fiscal 2007, it did not reach the minimum profitability ranges in two of the four fiscal quarters of the year and thus the incentive compensation tied to those quarterly targets was not earned or paid. The aggregate bonus incentives paid to the Named Executive Officers are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Transactional Bonus

    In the fiscal year ended September 30, 2008, the Compensation Committee approved a special transactional bonus of $2.2 million to be paid to those key employees of the Company and those former employees who transferred to En Pointe Global Service, LLC and who were instrumental in the successful sale and transition of the information technology service business.  The bonus becomes payable on October 23, 2009.  The Chief Executive Officer was awarded $600,000, four key employees of the Company $250,000 each, two employees of En Pointe Global Service, LLC $250,000 each, and undesignated others a total of $120,000.

Long-Term Equity-Based Incentive Compensation

    In recent years, due to shrinking profit-margins and wide and disturbing fluctuations in the U.S. equities markets generally and the Company’s market segment in particular, the Compensation Committee has concluded that long-term stock-related compensation has very limited if any value as an employee incentive or retention tool. Unlike some historical patterns that richly rewarded long-term loyalty and retention, most of the Company’s equity-based incentive awards have proved to have little or no value to the recipient.

    Beginning in 2005, U.S.accounting rules required the Company to expense any stock option awards according to a formula which could impose a costly charge on the Company’s income statements, thereby burdening or erasing its fragile profit margins. Under the circumstances, the Company elected to end the granting of stock options and awards to avoid the adverse effects of such expenses. Subsequently, as noted above, both the Company’s 1996 Stock Incentive Plan and the Employee Stock Purchase Plan expired in 2006 by their own terms. To date, neither plan has been renewed and there is no current plan to do so within the foreseeable future.

    Nevertheless, the Company aims to align its executive officers’ interests with those of its stockholders by enhancing the link between the creation of sustainable profits and, in turn, improved stockholder value through the profit-related executive incentive compensation plan described above. The Compensation Committee believes that by increasing profit margins on a continuing basis the Company can derive long-term growth in stockholder value as reflected in the Company’s market price per share. This concept has been validated during prior periods of the Company’s sustained quarter-to-quarter profitability, but is undone when the Company is unable to generate back-to-back repeating quarters of profitable operations.

    Prior to 2005, employees at all levels had been awarded non-qualified stock options. All stock options were awarded at or above the market price of the underlying stock at the time of the award. Restricted stock grants based on performance may be awarded by the Compensation Committee, although none have been awarded to any executive officers in recent years. The authority to make grants of equity incentive awards rests with the Compensation Committee, subject to ratification by the full Board of Directors.

    Non-Qualified Stock Options. In fiscal 2008, the Company did not award any stock options to the Named Executive Officers or any of its other employees or directors. Historically, the number of stock options granted to an executive officer is based upon the executive officer’s position and level of responsibility. The Company does not issue discounted stock options or permit the repricing or reissue of previously issued options. Stock options have a ten (10) year term and generally vest ratably over either a three-year or four-year period. The Company utilizes the Black-Scholes option pricing model for valuing stock option awards.

    Restricted Stock. In fiscal 2008, the Company did not award any shares of restricted common stock to the Named Executive Officers or to any of its other employees or directors. As with stock options, the number of shares of restricted stock that may be awarded to a Named Executive Officer in the future, if any, will be based upon the executive’s position and level of responsibility. The authority to make grants of restricted stock rests with the Compensation Committee, subject to ratification by the full Board of Directors.

Non-Qualified Deferred Compensation

    The Company does not currently sponsor any non-qualified deferred compensation plans on behalf of the Named Executive Officers or other management personnel. Likewise, the Company does not have any current plans to implement such a program.

Pension Benefits

    The Company does not currently sponsor any pension plans for the benefit of the Named Executive Officers or other members of management. Additionally, the Company does not have any current plans to implement such a program.

Perquisites and Other Benefits

    The Company provides its executive officers with various health and welfare programs and other employee benefits which are generally available on the same cost-sharing basis to all of its employees.  However, in keeping with the Company’s policy of controlling costs in connection with its profitability objectives, it does not provide any significant perquisites or other special benefits to its executive officers like payment of club memberships, financial planning, executive dining rooms or special transportation rights with exception of auto lease reimbursement for its Chief Executive Officer. The Company does not own an airplane or provide aircraft for executives for business or personal purposes.

Tax and Accounting Implications

    The Compensation Committee is also responsible for considering the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that it may not deduct non-performance-based compensation of more than $1,000,000 that is paid to its executive officers. The Company believes that the compensation paid under the current management incentive programs is fully deductible for federal income tax purposes. In certain situations, the Committee may approve compensation that will not meet the requirements for deductibility in order to ensure competitive levels of compensation for its executives and to meet its obligations under the terms of various incentive programs. However, the issue of deductibility has not come before the Committee in recent years and is not expected to be a concern for the foreseeable future, for the reasons noted under Base Salary above.

Summary CompensationTable

    The following table shows the total compensation paid or accrued by the Company for the fiscal years ended September 30, 2008 and 2007, respectively, to the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of the Company (the ''Named Executive Officers’’)

						Non-Equity	Nonqualified	All
						Incentive	Deferred	Other
						Plan	Compen-	Compen-
		(1)		Stock	Option	Compen-	sation	sation
	FISCAL	SALARY	BONUS	Awards	Awards	sation	Earnings	(2)		Total
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Attiazaz ("Bob") Din	2008	650,000	600,000	--	--	--	--	27,315	(3)	1,250,000
Chief Executive Officer and President	2007	650,000						31,059	(3)	681,059

Javed Latif	2008	175,000	250,000	--	--	175,935	--	--		600,935
Chief Financial Officer and Senior Vice President	2007	175,000				115,625				290,625

Robert A. Mercer	2008	150,000	250,000	--	--	64,687	--	--		464,687
Senior Vice President of Finance and Taxation and Secretary	2007	150,000				25,000				175,000

(1)	Consists of bonuses related to sale of 80.5% interest in services business that become payable on October 23, 2009.
(2)
In accordance with SEC rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(3)	Consists of lease payments for an automobile.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” and “Employment Agreements” for further discussion of compensation arrangements pursuant to which the amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year End Table

 There were no outstanding stock awards as of September 30, 2008.  The following table relates solely to outstanding stock option awards as of September 30, 2008 held by the Named Executive Officers.  All stock options described below are fully-vested and have ten year terms from the date of grant.

			Equity Incentive
			Plan Awards:
			Number of
	Number of Securities Underlying		Securities Under-	Option
	Unexercised Options		Lying Unexercised	Exercise	Option
	#	#	Unearned Options	Price	Expiration
NAME	Exercisable	Unexercisable	#		Date

Attiazaz ("Bob") Din	50,000	--	--	1.94	05/14/11
	250,000	--	--	2.10	10/01/14
Javed Latif	90,000	--	--	1.25	10/01/12
	75,000	--	--	2.70	04/01/14
Robert Mercer	5,000	--	--	12.25	04/18/10
	5,000	--	--	1.25	04/14/11
	30,000	--	--	1.25	10/01/12
	5,000			2.70	04/01/14

Options Exercised and Stock Vested

None of the Company’s Named Executive Officers exercised any stock options, SARs or similar instruments or vested any stock, including restricted stock, restricted stock units or similar instruments, during the fiscal year ended September 30, 2008.

Potential Payments upon Termination or Change in Control

    Payments Made upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he or she may be entitled to receive amounts earned during the term of his or her employment. Such amounts include stock options awarded under the Company’s 1996 Stock Option Plan (which Plan terminated by its terms in March 2006) and unused vacation pay.

Additionally, the Company has entered into an agreement with Bob Din, the Company’s President and Chief Executive Officer, pursuant to which if his employment is terminated by the Company without “cause,” as defined in the employment agreement, or by Mr. Din for “good reason,” as defined in the employment agreement, and other than in connection with an “unapproved change in control,” as defined in the employment agreement, Mr. Din will be entitled to receive, as severance pay, subject to certain conditions, monthly salary payments in the amount of Mr. Din’s current salary for a period of five (5) years, the payment of certain additional benefits, such as health insurance for the same term, and continuation of lease payments on his automobile for the same term (which automobile shall be transferred to his name at the end of such term without any additional consideration), and gross up payments to cover additional taxes as a result of such benefits, including any excise taxes.  In such event, Mr. Din’s employment agreement also provides for full acceleration of vesting of all stock options he holds as well as extension of exercisability for the duration of the term of such options.  In the event that Mr. Din secures a substantial employment during the term of his severance payout, his employment agreement provides for a reduced payout.  Termination for “cause” or without “good reason” results in no additional severance payments being made by the Company under his employment agreement.

Further, the Company has entered into an agreement with Javed Latif, the Company’s Chief Financial Officer, pursuant to which if his employment is terminated by the Company without “cause,” as defined in the employment agreement, or by Mr. Latif for “good reason,” as defined in the employment agreement, Mr. Latif will be entitled to receive, as severance pay, an amount equal to six (6) months of his then-current base salary.

Further, the Company has entered into an agreement with Robert Mercer, the Company’s Senior Vice President of Finance and Taxation and Secretary, pursuant to which if his employment is terminated by the Company without “cause,” as defined in the employment agreement, or by Mr. Mercer for “good reason,” as defined in the employment agreement, Mr. Mercer will be entitled to receive, as severance pay, an amount equal to six (6) months of his then-current base salary.

    Payments Made upon Death or Disability

In the event of the death or disability of a Named Executive Officer, in addition to the benefits listed in the first paragraph under the heading, “Payments Made Upon Termination” above, the Named Executive Officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate.

Additionally, in the case of termination due to death or disability, Mr. Din’s employment agreement provides for a severance payment equal to his base salary for a period of three (3) years, and benefits for a five (5) year term if termination is due to disability.  Such benefits include, without limitation, health insurance and continuation of lease payments on his automobile for the same term (which automobile shall be transferred to his name at the end of such term without any additional consideration), and gross up payments to cover additional taxes as a result of such benefits, including any excise taxes. In such event, Mr. Din’s employment agreement also provides for acceleration of vesting of all stock options he holds for an additional three (3) year period as well as extension of exercisability for the duration of the term of such options.  In the event that Mr. Din secures a substantial employment during the term of his severance payout, his employment agreement provides for a reduced payout.

Further, pursuant to the terms of Mr. Latif’s employment agreement, in the event that Mr. Latif’s employment is terminated because of his death or disability, Mr. Latif will be entitled to receive, as severance pay, an amount equal to six (6) months of his then-current base salary.

    Payment Made upon a Change of Control

    Pursuant to the terms of Mr. Din’s employment agreement, if his employment is terminated by the Company within thirty (30) days following an “unapproved change of control"(other than termination for “cause” or by reason of death or disability) or if he terminates his employment in certain circumstances defined in the agreement that constitute “good reason”, then in addition to the benefits listed in the first paragraph under the heading “Payments Made Upon Termination”, Mr. Din will receive a lump sum severance payment of four (4) times his annual base salary within ninety (90) days of termination and will be entitled to the payment of additional benefits, including health insurance, for a five (5) year period thereafter, continuation of lease payments on his automobile for the same term (which automobile shall be transferred to his name at the end of such term without any additional consideration), and gross up payments to cover additional taxes as a result of such benefits, including any excise taxes.  Additionally, pursuant to the terms of Mr. Din’s employment agreement all stock options then held by Mr. Din will automatically vest in full and become exercisablefor the duration of their terms.

Employment Agreements

    Mr. Din’s employment agreement with the Company was originally entered into as of March 1, 1996, and was amended in April 1997 and October 2004. Upon the request of Mr. Din, the Company is obligated to include him as a management nominee for election to the Board of Directors during the term of such agreement and for a period of five (5) years thereafter. His employment agreement, as amended to date, provides for an annual base salary of $650,000 per year, effective October 1, 2004. As part of his employment, Mr. Din is entitled to a bonus equal to 3.5% of the Company’s pre-tax net income (if $4.5 million or greater) and his employment agreement terminates on the later of (i) the fifth anniversary of the date the agreement was entered into, or (ii) five years following the date on which either Mr. Din or the Company gives a notice of non-renewal or termination. Mr. Din’s employment agreement also contains severance payments and benefits upon termination of his employment in certain circumstances. Mr. Din’s agreement prohibits him from competing with the Company for five years following the date of his termination. Pursuant to his employment agreement, Mr. Din is obligated, subsequent to his termination, to offer first to the Company any block of 100,000 shares or more of the Company’s common stock offered by him for sale, if offered for sale other than pursuant to an over-the-counter or exchange transaction. Mr. Din’s agreement also contains confidentiality, intellectual property rights and dispute resolution provisions.

    On March 28, 2002, the Company entered into an employment agreement with Mr. Latif that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (July 31, 2003) on a month-to-month basis until terminated in accordance with its terms. Mr. Latif’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision. Effective April, 2005, Mr. Latif’s annual base salary was increased to $175,000.  On May 30, 2007, the Company implemented a bonus plan based on meeting certain targets of quarterly net income for the period from April 1, 2007 through March 31, 2009.  Under the plan, Mr. Latif' earns a minimum guaranteed draw of $100,000 without regard for Company profitability and has the potential to earn annually from $175,000 to $253,750 based upon the Company’s quarterly net income.  Minimum guaranteed draws are offset by any bonus that Mr. Latif' would otherwise be entitled.

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

Directors’ Compensation

    The Compensation Committee uses cash, and not equity, compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Compensation Committee considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors. Each non-employee director is entitled to receive $1,500 per month for services as a director. Additionally, committee members receive $350 monthly for each committee upon which they serve. The Compensation Committee also awards directors bonuses based on the attainment of certain profitability targets by the Company.

    During fiscal 2008, each of the Company’s six outside directors cash compensation of $1,500 per month. Each of the Company’s outside committee members was also entitled to receive monthly cash compensation of $350 for every committee on which the respective director served. During fiscal 2008, quarterly bonuses for the June and September quarters of fiscal 2008 were paid to the outside directors based on the Company meeting net income targets of $350,000 and $2,000,000 respectively that amounted to $19,800 and 35,640 respectively.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred	(1)
	Earned or			Plan	Compen-	All Other
	Paid in	Stock	Option	Compen-	sation	Compen-
	Cash	Awards	Awards	sation	Earnings	sation	Total
NAME AND PRINCIPAL POSITION	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Attiazaz ("Bob") Din (2)	--	--	--	--	--	--	--
Naureen Din	18,000	--	--	6,300	--	--	24,300
Zubair Ahmed (3)	26,400	--	--	6,300	--	--	32,700
Mark Briggs	18,000	--	--	6,300	--	--	24,300
Edward O. Hunter (4)	60,600	--	--	12,180	--	--	72,780
Mansoor S. Shah (5)	30,600	--	--	12,180	--	--	42,780
Timothy J. Lilligren (6)	64,800	--	--	12,180	--	--	79,480

Notes:
(1) In accordance with SEC rules, “All Other Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(2) As Chief Executive Officer and President of the Company, Mr. Din receives no separate compensation in the form of meeting fees or retainer fees for his service on the Board of Directors or any subsidiary of the Company. All of Mr. Din's compensation is reflected in the Summary Compensation Table.

(3) Mr. Ahmed is a member of the Nominating Committee.
(4) Mr. Hunter is a member of the Compensation and Audit Committees. Mr. Hunter also serves on the Board of Ovex Technologies (PVT)
Limited , a majority-owned subsidiary of the Company, and received fees of $15,500 in that capacity (which fees are not reflected in the foregoing table) .
(5) Dr. Shah is the Chairman of the Board and a member of the Compensation, Nominating and Audit Committees.
(6) Mr. Lilligren is a member of the Nominating, Compensation and Audit Committees. Mr. Lilligren also serves on the Board of En Pointe Technologies
India Pvt. Ltd., a wholly-owned subsidiary of the Company, and earned fees of $2,500 in that capacity (which fees are not reflected in the foregoing table).

Other Compensation Arrangements

401(K) PLAN

             Effective as of July 1993, the Company adopted the En Pointe Technologies, Inc. Employee Savings Plan (the ‘‘401(k) Plan’’), which is a retirement profit sharing plan that covers all U.S. employees of the Company who are 21 years old or older and have completed at least six months of service. The 401(k) Plan provides that employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of the total compensation that would otherwise be paid to the employee, not to exceed $15,500 in 2008 (subject to adjustments annually as provided in the Internal Revenue Code).

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

Compensation Committee Interlocks and Insider Participation

The members of the Company’s Compensation Committee during the fiscal year ended September 30, 2008 consisted of Messrs. Hunter, Shah and Lilligren, none of whom serves or has served as an executive officer or employee of the Company or any of its subsidiaries. The Company is not aware of any “compensation committee interlocks” that existed during fiscal 2008.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee of the Board of Directors

Edward Hunter
Mansoor Shah
Timothy Lilligren

    The above Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this Amendment No. 1 to Form 10-K and irrespective of any general incorporation language in such filing, except to the extent the Company specifically incorporates this Report by reference therein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of common stock as of January 23, 2009 by (i) each stockholder who is known by the Company to own beneficially more than five percent of the Company’s outstanding common stock, (ii) each director and nominee for director of the Company, (iii) each of the Company’s executive officers named in the Summary Compensation Table (see “Executive Compensation”) and (iv) by all executive officers and directors of the Company as a group. The information as to each person or entity has been furnished by such person or group.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number	Percentage
Attiazaz “Bob” Din (2)(3)	756,802	10.3%
Naureen Din (2)(3)	756,802	10.3%
Daniel Zeff (4) co Zeff Holding Company, LLC 50 California Street, Suite 1500 San Francisco, California 94111	715,255	10.0%
Zubair Ahmed (5)	692,396	9.6%
Javed Latif (6)	175,000	2.4%
Mansoor Shah (5)	68,000	*
Mark Briggs (7)	64,000	*
Edward Hunter (5)	50,000	*
Timothy Lilligren (5)	50,000	*
Robert Mercer (8)	45,500	*
Mediha Din	485,912	6.8%
All executive officers and directors as a group (9 persons) (9)	2,658,500	33.2%

* Less than 1%.

(1)
Applicable percentage of ownership at January 24, 2009, is based upon 7,182,643 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. All shares of common stock subject to options were made fully vested and exercisable as of July 20, 2005 and those unexercised as of January 21, 2009 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, and subject to community property laws where applicable, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise specified, the address for each beneficial owner is the Company’s principal executive offices, 18701 Figueroa Street, Gardena, California 90248.

(2)
Bob and Naureen Din are married, and each may therefore be deemed to have a beneficial interest in each other’s shares of common stock. However, Mr. and Mrs. Din have each disclaimed beneficial ownership in each other’s shares. The number of shares reported for Mr. and Mrs. Din each, including unexercised options that are fully vested and exercisable, reflects 50% of the total number of shares beneficially owned by Mr. and Mrs. Din together in either of their names.

(3)	Includes 175,000 shares of common stock subject to options, all of which are immediately exercisable.

(4)
Based on a Schedule 13G dated January 23, 2009, filed with the SEC by Daniel Zeff, which reflects his beneficial ownership as of December 31, 2008.   The Schedule 13-G states that Mr. Zeff has sole voting and dispositive power over 715,255 shares of common stock comprised of 450,721 shares held by Zeff Capital Partners I, L.P.(and Zeff Holding Company, LLC)  and 264,534 shares held by Spectrum Galaxy Fund Ltd.

(5)	Includes 50,000 shares of common stock subject to options, all of which are immediately exercisable.

(6)	Includes 165,000 shares of common stock subject to options, all of which are immediately exercisable.

(7)	Includes 55,000 shares of common stock subject to options, all of which are immediatelyexercisable. Includes 5,000 shares of common stock held in joint tenancy with spouse.

(8)	Includes of 45,000 shares of common stock subject to options, all of which are immediately exercisable.

(9)	Includes 815,000 shares of common stock subject to options, all of which are immediately exercisable.

    The Company is not aware of any binding arrangements that may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

    The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of September 30, 2008.  The Company’s sole remaining active stockholder approved equity compensation plan is the 1996 Stock Incentive Plan.  It was established in May 1996, had a ten year life, and by its terms terminated in May 2006 and has not been replaced.  The Company’s stock purchase plan also terminated in May 2006 and has not been replaced.  The Company does not have any non-stockholder approved equity compensation plans.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    See ‘‘EXECUTIVE COMPENSATION — Employment Agreements’’ for a description of certain arrangements and transactions with executive officers and directors. During fiscal 2008, certain members of Mr. Din’s family were employed by the Company and earned the following compensation in excess of $120,000 (including bonus and commissions, where applicable):

Name	Relationship	Position	Compensation
Shahzad Munawar	Brother	Chief Information Officer	$304,375
Waseem Munawar	Brother	Manager of EDI purchasing	$125,483
Ali Din	Son	Director of Marketing	$120,000

    The foregoing relatives of Mr. Din continue to be employed by the Company during fiscal 2009. The employment arrangements were approved by both the Compensation Committee and the Audit Committee.

    On October 29, 2007, the Company entered into a lease agreement its new corporate headquarters. The property leased is a two story office building with 29,032 square feet of office space in Carson, California. The lease is for a period of seven years commencing on November 1, 2007. The lease requires monthly payments of $48,483.44 for the first year and contains an annual base rent increase of 3% that is effective for each November 1 for the succeeding six years. There is an option to extend the lease for two additional five year periods. Each of the two option periods to extend the lease contain the same base rent increases of 3% as found in the original lease. The scheduled monthly payments under the lease extension options are at the same original base monthly rate of $48,483.44 plus the sum of the accumulated annual 3% base rent increases to date. A security deposit of $96,966.88 was due upon execution of the lease. The lessee is responsible for the payment of real property taxes on the leased premises as well as for all utilities and services.

    The lessor of the leased corporate headquarters, Dominguez Channel, LLC, is 85% owned by Bob Din, the Chief Executive Officer of the Company, and four members of his immediate family, two of whom are employees, Ali Din and Waseem Munawar, and another a director of the Company, Naureen Din. The terms and provisions of the lease agreement were reviewed and unanimously approved on August 8, 2007 by the Company's Audit Committee, comprised of disinterested directors.

Review, Approval or Ratification of Transactions with Related Persons

    Pursuant to the Company’s Audit Committee charter, the Company’s executive officers, directors, nominees for directors and principal stockholders, including their immediate family members and affiliates, are prohibited from entering into a related party transaction with the Company that would be reportable under Item 404 of Regulation S-K without the prior approval of its Audit Committee (or other independent committee of the Board of Directors in cases where it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest). Any request for the Company to enter into a transaction with an executive officer, director, nominee for director, principal stockholder or any of such persons’ immediate family members or affiliates that would be reportable under Item 404 of Regulation S-K must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to the Company, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. The Audit Committee shall only approve those agreements that, in light of known circumstances, are in or are not inconsistent with, the Company’s best interests, as determined in good faith by the Audit Committee.

Independent Director Determination

The Board of Directors has determined that, except for Bob and Naureen Din, all of the members of the Board are “independent directors” within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. With respect to the Board of Directors’ determination that Mark Briggs is an “independent director,” in making its determination the Board of Directors also considered that Mr. Briggs serves as the Chairman, Chief Executive Officer and is a significant stockholder of Premier BPO, Inc., a variable interest entity that is consolidated with the Company's financials. Neither Mr. Din or Mrs. Din nor Mr. Briggs serves on the Audit Committee, the Compensation Committee or the Nominating Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Rose, Snyder & Jacobs, CPA Corporation (“RSJ”) are the Company's independent auditors and provided audit services to the Company, including the examination of the Company's consolidated financial statements for the year ended September 30, 2008 and a review of the Company's consolidated financial statements included in the Company's quarterly report on Form 10-Q filed with the SEC for the fiscal quarters of the year.

Independent Auditor Fees

    The following table represents aggregate fees billed to the Company for fiscal 2008 and 2007 by RSJ, the Company’s principal accounting firm.

	Fiscal 2008	Fiscal 2007
Audit Fees	$212,050	$180,900
Audit-Related Fees	11,350	11,000
Tax Fees	--	--
All Other Fees	7,500	--
Total Fees	$230,900	$191,900

    All services rendered by RSJ were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee. Pursuant to SEC rules, the fees billed by RSJ for services are disclosed in the table above under the categories listed below.

●	Audit Fees— These are fees for professional services performed by RSJ for the audit of the Company’s annual financial statements and for the review of financial statements included in the Company’s Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

●	Audit- Related Fees— These are fees in conjunction with the Company’s benefit plan audit.

●	All Other Fees— These are fees in conjunction with assistance in reviewing the Company’s financial forecast.

    These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in RSJ, which is the audit of the Company’s consolidated financial statements. The Audit Committee has determined that the provision of services, in addition to audit services, rendered by RSJ and the fees paid therefore in fiscal 2008 were compatible with maintaining RSJ’s independence.

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

    (3) Exhibits
    See (b) below

(b) Exhibits

The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

January 28, 2009

/s/ ATTIAZAZ “BOB” DIN
Attiazaz ‘‘Bob’’ Din,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ MANSOOR S. SHAH	Chairman of the Board and Director	January 28, 2009
Mansoor S. Shah

*/s/ ATTIAZAZ “BOB” DIN	Chief Executive Officer, President and Director (Principal Executive Officer)	January 28, 2009
Attiazaz “Bob” Din

*/s/ JAVED LATIF	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	January 28, 2009
Javed Latif

*/s/ NAUREEN DIN	Director	January 28, 2009
Naureen Din

*/s/ ZUBAIR AHMED	Director	January 28, 2009
Zubair Ahmed

*/s/ MARK BRIGGS	Director	January 28, 2009
Mark Briggs

*/s/ EDWARD O. HUNTER	Director	January 28, 2009
Edward O. Hunter

*/s/ TIMOTHY J. LILLIGREN	Director	January 28, 2009
Timothy J. Lilligren

*By: /s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din, Attorney-in-Fact	January 28, 2009

Index to Exhibits

Exhibit
Number	Description

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

10.70
Limited Liability Company Purchase agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Limited, dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).

10.71
Escrow Agreement by and among En Pointe Technologies Sales, Inc., Allied Digital Services Limited, and U.S. Bank National Association, dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).

10.72
Master Services Agreement between En Pointe Technologies, Inc. and En Pointe Technologies Sales, Inc. and En Pointe Global Services, LLC, dated September 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 3, 2008).

10.73
First amendment to July 9, 2008 Limited Liability Company Interest Purchase Agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Limited, dated December 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed December 2, 2008).

10.74
Second amendment to July 9, 2008 Limited Liability Company Interest Purchase Agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Limited, dated January 7, 2009 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed January 9, 2009).

21.1	Subsidiaries of the Company (previously filed)

23.1	Consent of Rose, Snyder & Jacobs CPA Corp. (previously filed)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement