Form 10-Q
period 2008-12-31
EN POINTE TECHNOLOGIES INC
filed 2009-02-17
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended December 31, 2008
or
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

As of February 17, 2009, 7,181,941 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 4T. PART II Item 1. Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – December 31, 2008 and September 30, 2008
Condensed Consolidated Statements of Operations and Comprehensive Income - Three months ended December 31, 2008 and 2007
Condensed Consolidated Statements of Cash Flows - Three months ended December 31, 2008 and 2007
Notes to Condensed Consolidated Financial Statements - December 31, 2008

Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

OTHER INFORMATION

Legal Proceedings
Exhibits
Signatures

Item 3 of Part I and Item 1A of Part II have been omitted based on the Company’s status as a “smaller reporting company.”  Items 2, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	December 31,	September 30,
	2008	2008
ASSETS:
Current assets:
Cash	$9,677	$3,691
Restricted cash	10	10
Accounts receivable, net	35,568	35,448
Due from affiliate	--	3,586
Inventories, net	6,805	5,858
Prepaid expenses and other current assets	1,570	1,294
Total current assets	53,630	49,887

Property and equipment, net of accumulated
depreciation and amortization	4,289	4,202

Other assets
Due from affiliate	3,936	--
Equitable securities held in escrow	4,232	7,955
Other	5,647	5,754
Total other assets	13,815	13,709
Total assets	$71,734	$67,798

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$22,230	$15,817
Borrowings under line of credit	9,069	7,840
Short-term borrowings and current maturities of long-term debt	222	375
Accrued liabilities	10,820	11,153
Accrued taxes and other liabilities	5,462	4,522
Total current liabilities	47,803	39,707
Long term liabilities	428	475
Total liabilities	48,231	40,182

Noncontrolling interest	1,943	1,962

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,182,643 and 7,162,643 shares issued	7	7
Additional paid-in capital	43,643	43,616
Treasury stock, 702 shares	(1)	(1)
Accumulated other comprehensive loss	(4,388)	(659)
Accumulated deficit	(17,701)	(17,309)
Total stockholders' equity	21,560	25,654
Total liabilities and stockholders' equity	$71,734	$67,798

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended
	December 31,
	2008	2007
Net sales:
Product	$52,393	$74,148
Service	2,494	12,734
Total net sales	54,887	86,882
Cost of sales:
Product	46,353	67,922
Service	1,707	7,066
Total cost of sales	48,060	74,988
Gross profit:
Product	6,040	6,226
Service	787	5,668
Total gross profit	6,827	11,894

Selling and marketing expenses	4,930	8,828
General and administrative expenses	2,368	3,076
Operating loss	(471)	(10)

Interest income, net	20	66
Other (expense) income, net	(29)	61
(Loss) income before income taxes and other items	(480)	117
(Benefit) provision for income taxes	(26)	31
(Loss) income before allocated income in equity investment and noncontrolling interest allocation	(454)	86
Allocated income in equity investment	43
Allocated loss (income) to noncontrolling interest	19	(43)
Net (loss) income	(392)	43
Other comprehensive income (loss)
Foreign currency translation adjustment	10	(25)
Valuation adjustment for equity positions	(3,739)
Comprehensive (loss) income	$(4,121)	$18

Net (loss) income per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	7,182	7,158
Diluted	7,182	7,371

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(392)	$43
Adjustments to reconcile net (loss) income
to net cash provided by operations:
Depreciation and amortization	513	697
Allowances (recovery) for doubtful accounts, returns, and inventory	(702)	99
Loss on disposal of assets	65	--
Allocated income in equity investment	(43)	--
Allocation of loss (income) to noncontrolling interest	(19)	44
Net change in operating assets and liabilities	6,095	16,925
Net cash provided by operating activities	5,517	17,808

Cash flows from investing activities:
Disposition of short-term cash investment	--	989
Purchase of property and equipment	(475)	(1,023)
Net cash used by investing activities	(475)	(34)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	1,229	(15,790)
Net borrowings under short-term financing	237	344
Proceeds from exercise of employee stock options	27	--
Payment on long term liabilities	(549)	(160)
Net cash provided (used) by financing activities	944	(15,606)
Increase in cash	$5,986	$2,168

Supplemental disclosures of cash flow information:
Interest paid	$241	$75
Income taxes paid	$384	$44
Capitalized leases	$112	$55

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited  (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) its minority-owned affiliate Premier BPO, Inc. (a "Variable Interest Entity") and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, referred to as "we," “us” “our” or similar terms), at December 31, 2008, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2008 and 2007, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. It is suggested that these condensed financial statements be read in conjunction with our most recent Form 10-K for the fiscal year ended September 30, 2008.

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

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	December 31,
	2008	2007
Net (loss) income	$(392)	$43

Weighted average shares outstanding	7,182	7,158
Effect of dilutive securities:
Dilutive potential of options	0	213
Weighted average shares and share equivalents
outstanding	7,182	7,371

Basic (loss) income per share	$(0.05)	$0.01
Diluted (loss) income per share	$(0.05)	$0.01

Note 3 – Recent Accounting Pronouncements

Accounting pronouncements adopted:

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We adopted this accounting pronouncement effective October 1, 2008 and the adoption has not had a material effect on our consolidated financial statements.

    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  We adopted this accounting pronouncement effective October 1, 2007and the adoption has not had a material effect on our consolidated financial statements.
    In September 2006, the FASB issued FAS 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.   We adopted this accounting pronouncement effective October 1, 2008 and the adoption has not had a material effect on our consolidated financial statements.
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

Note 4 – Segment Reporting

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

	As of and for the Quarter Ended December 31, 2008
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$54,389	$333	$165	$--	$--	$54,887
Intersegment sales	$0	$1,812	$--	$--	$(1,812)	$0
Depreciation and amortization	$380	$124	$8	$1	$--	$513
Segment (loss) profit	$(359)	$(67)	$35	$(1)	$--	$(392)
Segment assets	$67,922	$4,295	$212	$17	$(712)	$71,734

	As of and for the Quarter Ended December 31, 2007
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$86,590	$125	$167	$--	$--	$86,882
Intersegment sales	$95	$1,973	$--	$--	$(2,068)	$0
Depreciation and amortization	$575	$114	$8	$--	$--	$697
Segment (loss) profit	$(135)	$186	$35	$--	$(43)	$43
Segment assets	$75,811	$4,646	$211	$--	$(1,295)	$79,373

Note 5 – Litigation

In January 2008, in order to avoid the cost of ongoing litigation, we reached a settlement agreement with Church Gardens, LLC (“Church”) relating to an action that was brought against us in July 2006 in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centered on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us , by Church’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. Church alleged, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demanded both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract.  Under terms of the settlement agreement, Church released to us certain furniture and equipment being warehoused by them and we paid Church $450,000.  The full amount of the settlement payment was recognized in the September 2008 quarterly financial statements. The settlement was a business decision and in entering into the settlement, we made no admission of liability.

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

Note 6 - Fair Value Measurements

    Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157,  Fair Value Measurements (“FAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.

    The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable equities	$859	$4,232	$--	$5,091

Note 7 - Equity Investment

    For the December 2008 quarter, the financial results of En Pointe Global Services LLC, in which the Company has a 19.5% equity interest was as follows:

(In Thousands)
Quarter Ended
December 31, 2008
Statement of Operations
Net service revenues	$10,208
Cost of revenues	5,981
Total gross profit	4,227
Selling, marketing and administration	4,009
Net income allocatable to partners	$218
En Pointe percentage ownership	19.50%
Allocated to En Pointe	$43

Balance Sheet
Cash	$107
Accounts receivable, net	6,817
Other current assets	447
Total current assets	7,371
Property and equipment, net	1,104
Total Assets	$8,475

Accounts payable	$265
Accrued liabilities	1,859
Due En Pointe	3,936
Total current liabilities	6,060
Member equity	2,415
Total Liabilities and Member Equity	$8,475

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as "we," “us” “our” or similar terms.

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

    Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

    There have been no major changes to our critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2008 Annual Report on Form 10-K.

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2008	2007
Net sales:
Product	95.5%	85.3%
Services	4.5	14.7
Total net sales	100.0	100.0
Gross profit:
Product	11.0	7.2
Services	1.4	6.5
Total gross profit	12.4	13.7
Selling and marketing expenses	9.0	10.3
General and administrative expenses	4.3	3.5
Operating loss	(0.9)	(0.1)
Interest income, net	0.0	0.1
Other (loss) income, net	(0.0)	0.1
(Loss) income before taxes and other items	(0.9)	0.1
(Benefit) provision for income taxes	(0.1)	0.0
(Loss) income before other items	(0.8)	0.1
Allocated income in equity investment	0.1	--
Allocated loss (income) to noncontrolling interest	0.0	(0.1)
Net loss	(0.7)%	0.0%

Comparison of the Results of Operations for the Three Months Ended December 31, 2008 and 2007

    NET SALES

NET SALES COMPARISONS
(table in millions except percentages)		Three Months Ended
		December 31,
Period-to-Period Comparison	Change	2008	2007
Net sales:
Product	$(21.8)	$52.4	$74.2
Services	$(10.2)	$2.5	$12.7
Total	$(32.0)	$54.9	$86.9
Percentage change	(36.8)%

		December 31,	September 30,
Sequential Comparison	Change	2008	2008
Net sales:
Product	$(7.8)	$52.4	$60.2
Services	$(0.4)	$2.5	$2.9
Total	$(8.2)	$54.9	$63.1
Percentage change	(13.0)%

    Net sales decreased $32.0 million, or 36.8%, in the December 2008 quarter as compared to the December 2007 quarter, with decreases in net sales of both product and services.   Of the $32.0 million decline in net sales, $10.2 million in service revenue decline for the quarter was anticipated as a result of the divestiture of the IT services business in July 2008  (see "Note 7 - Equity Investment").  The $21.8 million decline in net product sales is reflective of the loss of major customers, including those customers that were adversely affected by the banking crisis, as well as sharp reductions in spending by other major customers.

    Software sales in the December 2008 quarter were 33.4% of total net sales as compared with 21.2% of total net sales in the December 2007 quarter.  Software sales, including licenses, maintenance, and agency commissions related thereto, in the December 2008 quarter decreased $0.3 million in the December 2008 quarter to $18.9 million from $19.2 million in the December 2007 quarter.

The Company’s non-core net sales (defined as sales of business process outsourcing services and product and service revenue from foreign subsidiaries) were essentially flat with $1.9 million of revenues recorded in the December 2008 quarter as compared with $1.6 million revenues in the December 2007 quarter.

 On a sequential basis, net sales decreased $8.2 million, or 13.0%, when compared with the September 2008 quarter, primarily as a result of decreased product revenue.

    While net sales to any one customer did not exceed 10% in the December 2008 quarter, there was nevertheless a concentration of net sales in the top ten regular customers which amounted to $21.4 million, or 39.0% of total net sales in the December 2008 quarter.  This was a decline from the December 2007 quarter’s concentration of net sales in the top ten customers of $36.5 million, or 42.0% and indicative of the cutbacks in purchasing by the large customers.

GROSS PROFIT

GROSS PROFIT COMPARISONS
(table in millions except percentages)		Three Months Ended
		December 31,
Period-to-Period Comparison	Change	2008	2007
Gross profit:
Product	$(0.2)	$6.0	$6.2
Services	$(4.9)	$0.8	$5.7
Total	$(5.1)	$6.8	$11.9
Percentage change	(42.9)%
Gross margin percentage:
Product	3.1%	11.5%	8.4%
Services	(12.9)%	32.0%	44.9%
Combined gross margin percentage	(1.3)%	12.4%	13.7%

		December 31,	September 30,
Sequential Comparison	Change	2008	2008
Gross profit:
Product	$(0.3)	$6.0	$6.3
Services	$(0.5)	$0.8	$1.3
Total	$(0.8)	$6.8	$7.6
Percentage change	(10.5)%
Gross margin percentage:
Product	2.9%	11.5%	8.6%
Services	21.7%	32.0%	10.3%
Combined gross margin percentage	3.7%	12.4%	8.7%

    Gross profits decreased $5.1 million in the December 2008 quarter, or 42.9%, to $6.8 million as compared with the $11.9 million in the December 2007 quarter.  The majority of the decrease in gross profits was attributable to the decline in service revenues resulting from the divestiture of the IT service business in the fourth quarter of fiscal 2008.  The $4.9 million decline in service gross profits approximates the $4.2 million of service revenues recognized by the IT service business transferred to En Pointe Global Services, LLC (see "Note 7 - Equity Investment").   Product gross profits for the December 2008 quarter decreased $0.2 million to $6.0 million from the December 2007 quarter at $6.2 million.  In spite of a $21.8 million decrease in product net sales, gross profits experienced less of a decline due to the 2.9% increase in the gross margin percentage to 11.5% from 8.4% in the December 2007 quarter that resulted, in part, from the outsourcing of the configuration process.

Software agency commissions, provided chiefly by Microsoft, Inc., are recorded net of costs and have a major influence on gross profits.  However, the increase in software agency commissions for the December 2008 quarter was relatively minor, increasing $0.1 million to $1.2 million over the December 2007 quarter.  Furthermore, as a result of recent announcements from Microsoft, Inc., the Company anticipates future erosion of the agency commission fee structure.  Software gross profits combined with agency commissions amounted to $1.9 million of the $6.8 million total gross profits for the December 2008 quarter.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $3.9 million, or 44.2%, to $4.9 million in the December 2008 quarter, from $8.8 million in the December 2007 quarter.  Most of the $3.9 million decrease is attributed to the absence of selling and marketing expenses for expenses related to the services business.

Selling and marketing expenses as a percentage of net sales likewise decreased 1.3% to 9.0% in the December 2008 quarter from the 10.3% recorded in the December 2007 quarter.  On a sequential basis, selling and marketing expenses decreased $5.0 million in the December 2008 quarter from the $10.0 million incurred in the September 2008 quarter.  The sequential decrease is due to the September 2008 quarter having been burdened by a series of non-recurring expenses including, a large bad debt provision increase, an increase in the reserve for sales and business tax audits, legal settlement costs, and transactional bonuses related to the sale of the services business that together approximated $5.0 million.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased $0.7 million, or 23.0%, to $2.4 million in the December 2008 quarter from the $3.1 million in the December 2007 quarter.  The decrease was principally from the absence of general and administrative expenses related to the services business.

On a sequential basis, general and administrative expenses decreased $2.2 million in the December 2008 quarter from the $4.6 million incurred in the September 2008 quarter.  The sequential decrease is due to the September 2008 quarter having been burdened by a series of non-recurring expenses including $1.8 million in transactional bonuses related to the sale of the services business.  Expressed as a percentage of net sales, general and administrative expenses increased 0.8% to 4.3%.  The percentage increase was caused by the decrease in net sales base to spread the costs.

    OPERATING LOSS.  The operating loss increased to $471,000 in the December 2008 quarter compared with a $10,000 of operating loss in the December 2007 quarter.  The increase in the operating loss was a result of the decrease in gross profits of $5.1 million partially offset by a $4.6 million decrease in operating expenses.

     INTEREST INCOME, NET.  At December 31, 2008 and 2007 net interest income was comprised of the following (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Interest income	$57	$141
Interest expense	(37)	(75)
	$20	$66

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

    BENEFIT FOR INCOME TAXES.   For the December 2008 quarter, we estimated a net income tax benefit of $26,000 for the quarter.  The tax benefit reflects the potential of a federal tax refund from the $114,000 of federal income taxes paid in the prior fiscal year.

     As of December 31, 2008, there were no available federal net operating loss carry forwards as all net operating loss carryforwards were applied in full in the prior fiscal year.

    ALLOCATED LOSS (INCOME) TO NONCONTROLLING INTERESTS.   Under FIN 46 and other recent changes in consolidation principles, certain noncontrolling interests are required to be consolidated.  The Company owns an approximate 30% voting interest in PBPO as of December 31, 2008 and under FIN 46 is required to consolidate PBPO’s financial results in our financial statements.   In the first quarter of fiscal 2009, PBPO was profitable and no profits were allocated to the noncontrolling interest.  This was due to prior period PBPO losses that were allocated disproportionately to us and which were in excess of our investment in PBPO.  As a result of the excess losses taken by us, under Accounting Research Bulletin 51, when future earnings materialize, we can recover those losses taken in full before any allocation is made to the noncontrolling investors.  In the quarter ended December 31, 2007, PBPO incurred a loss that was allocated to noncontrolling investors based on their remaining "at risk" capital and percentage of ownership.

    Ovex, which is 70% owned by us, incurred a loss for the first quarter of fiscal 2009 of which 30% has been allocated to noncontrolling interest based on "at risk" capital.  However, Ovex incurred a profit in the first quarter of fiscal 2008 of which 30% has been allocated to the noncontrolling interest.

    Noncontrolling interest in thousands allocated by each affiliate for the three months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended
	December 31,
	2008	2007

PBPO	$--	$21
Ovex	19	(64)
Loss (profit) allocations	$19	$(43)

    NET (LOSS) INCOME.  For the December 2008 quarter there was a $392,000 net loss as compared with net income of $43,000 in the December 2007 quarter.  The increase approximate $0.4 million net loss for the December 2008 quarter was due primarily to the decrease in operating income of $0.5 million reduced by a $0.1 million increase in non-operating income.

     Expressed as a percentage of net sales, the net loss in the December 2008 quarter was 0.7% of net sales.

Liquidity and Capital Resources

   Sources of liquidity for us include cash and cash equivalents, cash flow from operations, and amounts available under our GE and IBM financing facilities.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although there can be no assurance, management believes that the remaining cash balances, cash flows from operations, and availability of funds under our financing facilities will be sufficient to satisfy our operating requirements for the next fiscal year.  As of December 31, 2008, we had approximately $9.7 million in cash and working capital of $5.8 million.

Cash flows from operating activities:

    During the three months ended December 2008, operating activities provided cash totaling $5.5 million as compared with $17.8 million in the December 2007 quarter.  The primary reason for the $12.3 million net decrease in cash from operating activities was the presence of a $7.7 million reduction of accounts receivable that generated cash in the  December 2007 quarter whereas in the December 2008 quarter there was a $0.5 million increase in accounts receivable.  In addition, the combined effect of increases in inventory and decreases in accounts payable had a $5.4 million adverse effect on operating cash when comparing the December 2008 and 2007 quarters.

    Accounts receivable, net of allowances for returns and doubtful accounts, at December 31, 2008 and 2007, was $35.6 million and $53.6 million, respectively, a decrease of $18.0 million for the 2008 period.  The number of days’ sales outstanding in accounts receivable was 59 and 56, as of December 31, 2008 and 2007, respectively.

Cash flows from investing activities:

    Investing activities used cash totaling $0.5 million during the three months ended December 2008, an increase of $0.4 million from that of the prior fiscal year period.  The $0.4 million increase resulted principally from the absence in the December 2008 quarter of cash that was provided by the disposition of a short-term cash investment of $1.0 million in the December 2007 quarter offset, in part, by the $0.6 million decline in the purchase of property and equipment in the December 2008 quarter.

Cash flows from financing activities:

    Financing activities provided net cash totaling $1.0 million in the three months ended December 2008, $16.6 million more than the $15.6 million of net cash that was used from financing activities in the prior year period.  Most of the $16.6 million increase in cash provided in the fiscal 2008 period was from the reversal of a net repayment of $15.8 million in the debt under our line of credit in the December 2007 quarter to the net borrowing of $1.2 million in the December 2008 quarter, which had a total effect of $17.0 million in our cash flows from financing activities.

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

    The Company was in compliance with all of the debt covenants under the GE Agreements, as amended and supplemented to date, as of December 31, 2008.

    The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of December 31, 2008, approximately $9.1 million in borrowings were outstanding under the $45.0 million financing facility.  At December 31, 2008, there were additional borrowings available of approximately $18.7 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

    In addition to the GE facility, on March 26, 2008 En Pointe Technologies Sales, Inc. entered into an agreement for inventory financing with IBM that may only be used to finance sales to International Business Machines Corporation and/or IBM Global Services.  Under the agreement the subsidiary may borrow up to $25 million of certain eligible accounts receivable and inventory.  Interest free financing is provided with the number of days of interest free financing depending on the vendor and product purchased. Beyond the interest free financing period, interest is charged at the prime rate plus 6.5% per annum. The agreement is collateralized by accounts receivable, inventory and substantially all other assets. En Pointe Technologies, Inc., has provided its guarantee to IBM for the inventory financing Agreement.  In conjunction with this financing Agreement, GE  and IBM, have signed Intercreditor Agreements.  The IBM financing agreement contains numerous covenants including the method of financial reporting to IBM. In addition there are two financial covenants:

Total subordinated debt and tangible net worth (both as defined under the Agreement) must be equal to or greater than $12,250,000.
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

    The Company was in compliance with all of the debt covenants under the IBM financing agreement as of December 31, 2008.

Off-Balance Sheet Arrangements

    The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 4T.  Controls and Procedures

    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal controls

    There were no changes to internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2008, in order to avoid the cost of ongoing litigation, we reached a settlement agreement with Church Gardens, LLC (“Church”) relating to an action that was brought against us in July 2006 in San Bernardino County Superior Court, Case No. RCV096518.  The complaint centered on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us , by Church’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. Church alleged, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demanded both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract.  Under terms of the settlement agreement, Church released to us certain furniture and equipment being warehoused by them and we paid Church $450,000.  The full amount of the settlement payment was recognized in the September 2008 quarterly financial statements. The settlement was a business decision and in entering into the settlement, we made no admission of liability.

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

Date:  February 17, 2009