Form 10-K/A
period 2008-09-30
EN POINTE TECHNOLOGIES INC
filed 2009-04-30
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 2

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

18701 S. FIGUEROA STREET, GARDENA, CALIFORNIA 90248
(310) 337-5200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EN POINTE TECHNOLOGIES, INC.

FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends and restates in its entirety the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 29, 2008 (the “Initial 10-K”), as previously amended by Amendment No. 1 to Form 10-K filed on January 28, 2009. This Amendment revises Item 9A(T) to, among other things, provide management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. This Amendment also revises disclosures concerning (i) quarterly cash bonuses paid to certain executive officers in Item 11, (ii) the footnotes to the beneficial ownership table in Item 12, (iii) the Exhibit Index and (iv) the certifications in Exhibits 31.1 and 31.2. Except as otherwise stated herein, no other information contained in the Initial 10-K has been updated by this Amendment No. 2, and no disclosures have been updated to reflect events that occurred at a later date.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE COMPANY INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. THE FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN: “ITEM 1. BUSINESS,” “ITEM 1A. RISK FACTORS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING “ANTICIPATES,” “BELIEVES,” “INTENDS,” “ESTIMATES,” “EXPECTS,” AND SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN “ITEM 1A. RISK FACTORS” WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING INFORMATION INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT ITS OBJECTIVES OR PLANS WILL BE ACHIEVED. THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DECLINES ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY STATEMENTS TO REFLECT NEW INFORMATION OR FUTURE EVENTS OR DEVELOPMENTS.

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

We purchase most of our products from major distributors such as SYNNEX Corporation (“SYNNEX”), Tech Data Corporation (“Tech Data”), and Ingram Micro Inc. (“Ingram Micro”), and directly from large manufacturers such as IBM, HP (including the former Compaq), Dell and Microsoft. These are suppliers who have the requisite system strengths and integration capabilities that enable our automated systems to function efficiently. We have successfully implemented our business strategy due in large part to these system synergies and to our close relationships with our suppliers. Equally significant to the success of our supplier relationships has been the volume of business we generate, as this volume has allowed us to negotiate more favorable terms with our suppliers. See “Item 1A. Risk Factors — We Risk Depending on a Few Distributors and Manufacturers Who Could Compete With Us or Limit Our Access to Their Product Line.”

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

We conduct our business under the trademark and service mark “En Pointe Technologies” as well as our logo, “AccessPointe” and other marks. We have been issued registrations for our “En Pointe Technologies” and “Building Blocks” marks in the United States. We do not believe that our operations are dependent upon any of our trademarks or service marks. We also sell products and provide services under various trademarks, service marks, and trade names that are the properties of others. These owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

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

Our common stock, par value $0.001 per share, trades on the NASDAQ Capital Market under the symbol “ENPT.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Capital Market.

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

In October 2003, we made an initial investment in PBPO, a start up company in Tennessee that sells BPO services that carry higher gross profit margins, similar to those found in our value-added services. Then, in October 2006 we broadened our BPO capability by acquiring a 70% interest in Ovex, a private company in Pakistan that had significant experience and success in providing BPO services for our internal operations as well as for PBPO’s customers.

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

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased $7.0 million, or 23.0%, to $37.6 million in fiscal year 2008, from $30.6 million in fiscal year 2007. The $7.0 million increase in selling and marketing expenses in fiscal year 2008 was attributable principally from the following increases:$2.8 million increase in bad debt provisions, $1.1 million increase in reserve for sales tax and business tax audit provisions, $1.0 million increase in wage related costs, $0.9 million increase in settlement costs, and $0.8 million in increase in bonuses related to the sale of the service business. The remaining $0.4 million increase in selling and marketing expenses relates to increases in expenses for our affiliates, PBPO, and Ovex. Selling and marketing expenses expressed as a percentage of net sales, increased to 12.5% in fiscal year 2008 from 8.8% in fiscal year 2007.

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

Ovex, on the other hand, was acquired in fiscal year 2007 and we own a majority 70% interest in that company. Thus, we allocate 30% of the net income of Ovex to its minority shareholders. The allocations to the minority interest (in thousands) for the 2007 and 2006 fiscal years were as follows:

	Year Ended September 30,
	2007	2006

Ovex profit	(186)	—
PBPO loss	$118	$121

(Profit)/loss allocations	$(68)	$121

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We adopted this accounting pronouncement effective October 1, 2007 and the adoption has not had a material effect on our consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15,

2006. We adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on our consolidated financial statements.

Accounting pronouncements pending adoption:

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

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

In our initial Annual Report on Form 10-K for our fiscal year ended September 30, 2008 filed with the SEC on December 29, 2008, or the Initial 10-K, we disclosed that we did not complete the assessment of our internal control over financial reporting as of September 30, 2008 due to our limited resources. As a result, our principal executive officer and principal financial officer were not able to draw a conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2008 prior to the filing of the Initial 10-K.

Since then, we have successfully completed the annual assessment of our internal controls over financial reporting for which we were deficient at September 30, 2008. Furthermore the material weaknesses that were noted in our system of internal controls that are discussed below have all been remediated as of April 28, 2009. This was done by devoting substantial time and resources to the completion of the required assessment of our internal controls over financial reporting as well as the subsequent remediation of the material weaknesses that were identified as a result of that assessment. Our efforts involved both those of management as well as our audit committee, which approved and provided oversight in the execution of the assessment. We intend to continue to allocate a sufficient level of resources to ensure that our internal control structure is maintained and functions properly and effectively.

In light of these material weaknesses discussed below, our management performed additional analytics, validation processes and additional post-closing procedures to provide reasonable assurance that our consolidated financial statements presented in the Initial 10-K were prepared in accordance with generally accepted accounting principles and the rules and regulations of the Commission. Based on the results of these analytics, validation processes and additional post-closing procedures, we do not believe that any restatement of, or material adjustment to, our consolidated financial statements as of and for the period ended September 30, 2008 is required.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act. Based on this evaluation and solely because we were unable to complete the required management’s report on internal control over financial reporting in the Initial 10-K due to our limited resources at the time, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of September 30, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008 due to the following material weaknesses in internal control over financial reporting:

•	ineffective controls over changes and access to financial reporting applications and related sub systems.

•	an insufficient level of information technology personnel to execute general computing controls over our information technology structure.

•	an insufficient level of experienced personnel to timely execute our annual assessment of internal controls over financial reporting.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As noted in our introductory paragraph, our audit committee and management have evaluated the material weaknesses in our internal control over financial reporting as of September 30, 2008 and have instituted steps for their remediation. We hired additional temporary staff and arranged for the use of financial and IT consultants to provide us with the assistance necessary to remediate the material weaknesses. We developed a remediation plan to address these material weaknesses. The plan consists of the following elements:

•	Implementation of an application to document and track significant changes to information technology (“IT”) applications and related subsystems.

•	Issuance and monitoring of policies and procedures for significant IT activities relating to change management, operations and security, including the disposal of IT assets.

•	Allocation of additional resources to complete documentation, testing and remediation of the general computing controls over our IT structure.

•	Outsourcing of the monitoring of our IT network and firewall to a reputable third party vendor.

•	Updated password policies related to our financial reporting applications and related operating systems.

As of April 28, 2009, we have completed the remedial actions addressed by the plan, and accordingly believe that as of such date we have corrected the material weaknesses identified as of September 30, 2008. We intend to continue to allocate a sufficient level of resources to ensure that our internal control structure is maintained and functions properly and effectively.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company has seven (7) members serving on its Board of Directors. Directors are elected at each annual stockholders’ meeting to hold office untilthe next annual meeting or until their successors are elected and have qualified. The directors’ names, their ages, the year in which each first became a director of the Company and their principal occupations or employment during at least the past five years are as follows :

		Director
Name	Age	Since	Position

Mansoor S. Shah(1)(2)(3)	60	2003	Chairman of the Board
Attiazaz (“Bob”) Din	56	1993	Director, President and Chief Executive Officer
Naureen Din	54	1993	Director
Zubair Ahmed(1)	56	1994	Director
Mark Briggs	52	1998	Director
Edward O. Hunter(2)(3)	61	2003	Director
Timothy J. Lilligren(1)(2)(3)	55	2003	Director

(1)	Member of Nominating Committee.

(2)	Member of Audit Committee.

(3)	Member of Compensation Committee.

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

Corporate Governance

Independent Director Determination

The Board of Directors has determined that, except for Bob and Naureen Din all of the members of the Board are “independent directors” within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. With respect to the Board of Directors’ determination that Mark Briggs is an “independent director,” in making its determination the Board of Directors also considered that Mr. Briggs serves as the Chairman, Chief Executive Officer and is a significant stockholder of Premier BPO, Inc., a variable interest entity that is consolidated with the Company’s financials. Neither Mr. Din or Mrs. Din nor Mr. Briggs serves on the Audit Committee, the Compensation Committee or the Nominating Committee.

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

Each executive’s individual objectives are intended to be closely aligned with the Company’s overall strategic objectives, and the financial targets are focused on quarterly measures of net income after any bonus deduction. Ranges of profitability in terms of net income are fixed by the Compensation Committee on recommendations received from the Chief Executive Officer, typically in four ranges of ascending net income. Achievement of net income in the first range results in quarterly incentive payments to each eligible executive of 100% of his or her bonus amount, as awarded annually by the Compensation Committee; and in the highest range, a bonus of 145% can be earned. Thus, if targets are met each quarter throughout the year, the total annual incentive bonus payments can range from 100% to 145% of each executive’s annual bonus plan for each executive other than the Chief Executive Officer. Unfortunately, competitive pressures and shrinking profit margins have prevented the Company from achieving its minimal profitability goals each quarter, thus substantially reducing management’s eligibility for bonus payments under this structure. On the other hand, sufficient profits were achieved during the fiscal year ended September 30, 2008 to generate some bonus payments for each of the Company’s eligible officers, executives and directors (other than the Chief Executive Officer).

For the fiscal year ended September 30, 2008, bonus targets for the Company’s named executive officers set forth in the Summary Compensation Table (the “Named Executive Officers”) (other than the Chief Executive Officer) were as follows:

Net Income	Bonus Target

$350,000	100%
$750,000	115%
$1,000,000	125%
$2,000,000	145%

The base bonus amounts for the 2008 fiscal year for Mr. Latif and Mr. Mercer, who were the sole Named Executive Officers other than the Company’s Chief Executive Officer, Mr. Din, were $175,000 and $75,000, respectively. Based on the Company’s performance during the 2008 fiscal year, bonus incentives of 100% for the June quarter and 145% for the September quarter were achieved and paid out to the Named Executive Officers (other than the Chief Executive Officer who received no bonus or incentive award during the year).

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

Summary Compensation Table

The following table shows the total compensation paid or accrued by the Company for the fiscal years ended September 30, 2008 and 2007, respectively, to the Chief Executive Officer, the Chief Financial Officer and the Senior Vice President of the Company (the “Named Executive Officers”)

						Non-Equity	Nonqualified	All
						Incentive	Deferred	Other
				Stock	Option	Plan	Compensation	Compensation
	Fiscal	Salary	Bonus(1)	Awards	Awards	Compensation	Earnings	(2)	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Attiazaz (“Bob”) Din	2008	650,000	600,000	—	—	—	—	27,315(3)	1,250,000
Chief Executive Officer and President	2007	650,000	—	—	—	—	—	31,059(3)	681,059
Javed Latif	2008	175,000	250,000	—	—	175,935	—	—	600,935
Chief Financial Officer and Senior Vice President	2007	175,000				115,625			290,625
Robert A. Mercer	2008	150,000	250,000	—	—	64,687	—	—	464,687
Senior Vice President of Finance and Taxation and Secretary	2007	150,000				25,000			175,000

(1)	Consists of bonuses related to sale of 80.5% interest in services business that become payable on October 23, 2009.

(2)	In accordance with SEC rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(3)	Consists of lease payments for an automobile.

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

			Equity Incentive
			Plan Awards:
			Number of
	Number of Securities Underlying		Securities Under-
	Unexercised Options		lying Unexercised	Option	Option
	#	#	Unearned Options	Exercise	Expiration
Name	Exercisable	Unexercisable	#	Price	Date

Attiazaz (“Bob”) Din	50,000	—	—	1.94	05/14/11
	250,000	—	—	2.10	10/01/14
Javed Latif	90,000	—	—	1.25	10/01/12
	75,000	—	—	2.70	04/01/14
Robert Mercer	5,000	—	—	12.25	04/18/10
	5,000	—	—	1.25	04/14/11
	30,000	—	—	1.25	10/01/12
	5,000			2.70	04/01/14

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

Payments Made upon a Change of Control

Pursuant to the terms of Mr. Din’s employment agreement, if his employment is terminated by the Company within thirty (30) days following an “unapproved change of control‘(other than termination for “cause” or by reason of death or disability) or if he terminates his employment in certain circumstances defined in the agreement that constitute “good reason”, then in addition to the benefits listed in the first paragraph under the heading “Payments Made Upon Termination”, Mr. Din will receive a lump sum severance payment of four (4) times his annual base salary within ninety (90) days of termination and will be entitled to the payment of additional benefits, including health insurance, for a five (5) year period thereafter, continuation of lease payments on his automobile for the same term (which automobile shall be transferred to his name at the end of such term without any additional consideration), and gross up payments to cover additional taxes as a result of such benefits, including any excise taxes. Additionally, pursuant to the terms of Mr. Din’s employment agreement all stock options then held by Mr. Din will automatically vest in full and become exercisablefor the duration of their terms. Neither Mr. Latif’s employment agreement nor Mr. Mercer’s employment agreement contain any terms providing for an additional payment arising solely as result of a change of control of the Company.

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

On March 28, 2002, the Company entered into an employment agreement with Mr. Latif that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (July 31, 2003) on a month-to-month basis until terminated in accordance with its terms. Mr. Latif’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision. Effective April, 2005, Mr. Latif’s annual base salary was increased to $175,000. On May 30, 2007, the Company implemented a bonus plan based on meeting certain targets of quarterly net income for the period from April 1, 2007 through March 31, 2009. Under the plan, Mr. Latif’ earns a minimum guaranteed draw of $100,000 without regard for Company profitability and has the potential to earn annually from $175,000 to $253,750 based upon the Company’s quarterly net income. Minimum guaranteed draws are offset by any bonus that Mr. Latif’ would otherwise be entitled.

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

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	(1)
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Attiazaz (“Bob”) Din(2)	—	—	—	—	—	—	—
Naureen Din	18,000	—	—	6,300	—	—	24,300
Zubair Ahmed(3)	26,400	—	—	6,300	—	—	32,700
Mark Briggs	18,000	—	—	6,300	—	—	24,300
Edward O. Hunter(4)	60,600	—	—	12,180	—	—	72,780
Mansoor S. Shah(5)	30,600	—	—	12,180	—	—	42,780
Timothy J. Lilligren(6)	64,800	—	—	12,180	—	—	79,480

Notes:

(1)	In accordance with SEC rules, “All Other Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(2)	As Chief Executive Officer and President of the Company, Mr. Din receives no separate compensation in the form of meeting fees or retainer fees for his service on the Board of Directors or any subsidiary of the Company. All of Mr. Din’s compensation is reflected in the Summary Compensation Table.

(3)	Mr. Ahmed is a member of the Nominating Committee.

(4)	Mr. Hunter is a member of the Compensation and Audit Committees. Mr. Hunter also serves on the Board of Ovex Technologies (PVT) Limited , a majority-owned subsidiary of the Company, and received fees of $15,500 in that capacity (which fees are not reflected in the foregoing table) .

(5)	Dr. Shah is the Chairman of the Board and a member of the Compensation, Nominating and Audit Committees.

(6)	Mr. Lilligren is a member of the Nominating, Compensation and Audit Committees. Mr. Lilligren also serves on the Board of En Pointe Technologies

(6)	India Pvt. Ltd., a wholly-owned subsidiary of the Company, and earned fees of $2,500 in that capacity (which fees are not reflected in the foregoing table).

Other Compensation Arrangements

401(K) PLAN

Effective as of July 1993, the Company adopted the En Pointe Technologies, Inc. Employee Savings Plan (the “401(k) Plan”), which is a retirement profit sharing plan that covers all U.S. employees of the Company who are 21 years old or older and have completed at least six months of service. The 401(k) Plan provides that employees may elect to defer, in the form of contributions to the 401(k) Plan, up to 20% of the total compensation that would otherwise be paid to the employee, not to exceed $15,500 in 2008 (subject to adjustments annually as provided in the Internal Revenue Code).

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

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percentage

Attiazaz “Bob” Din(2)(3)	756,802	10.3%
Naureen Din(2)(3)	756,802	10.3%
Daniel Zeff(4)	715,255	10.0%
co Zeff Holding Company, LLC
50 California Street, Suite 1500
San Francisco, California 94111
Zubair Ahmed(5)	692,396	9.6%
Javed Latif(6)	175,000	2.4%
Mansoor Shah(5)	68,000	*
Mark Briggs(7)	64,000	*
Edward Hunter(5)	50,000	*
Timothy Lilligren(5)	50,000	*
Robert Mercer(8)	45,500	*
Mediha Din(9)	485,912	6.8%
All executive officers and directors as a group (9 persons)(10)	2,658,500	33.2%

*	Less than 1%.

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

(2)	Bob and Naureen Din are married, and each may therefore be deemed to have a beneficial interest in each other’s shares of common stock. However, Mr. and Mrs. Din have each disclaimed beneficial ownership in each other’s shares. The number of shares reported for Mr. and Mrs. Din each, including unexercised options that are fully vested and exercisable, reflects 50% of the total number of shares beneficially owned by Mr. and Mrs. Din together in either of their names. Additionally, the amounts reported for Mr. and Mrs. Din exclude 211,511 shares of common stock held in trust for the benefit of their son, Ali Din, for which Ms. Din serves as the sole trustee; Mr. and Mrs. Din disclaim beneficial ownership of all such shares of common stock.

(3)	Includes 175,000 shares of common stock subject to options, all of which are immediately exercisable.

(4)	Based on a Schedule 13G dated January 23, 2009, filed with the SEC by Daniel Zeff, which reflects his beneficial ownership as of December 31, 2008. The Schedule 13-G states that Mr. Zeff has sole voting and dispositive power over 715,255 shares of common stock comprised of 450,721 shares held by Zeff Capital Partners I, L.P.(and Zeff Holding Company, LLC) and 264,534 shares held by Spectrum Galaxy Fund Ltd.

(5)	Includes 50,000 shares of common stock subject to options, all of which are immediately exercisable.

(6)	Includes 165,000 shares of common stock subject to options, all of which are immediately exercisable.

(7)	Includes 55,000 shares of common stock subject to options, all of which are immediatelyexercisable. Includes 5,000 shares of common stock held in joint tenancy with spouse.

(8)	Includes of 45,000 shares of common stock subject to options, all of which are immediately exercisable.

(9)	Shares held by a trust of which Ms. Din is the sole beneficiary.

(10)	Includes 815,000 shares of common stock subject to options, all of which are immediately exercisable.

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

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity
	to be Issued Upon Exercise	Weighted-Average	Compensation Plans as of
	of Outstanding Options,	Exercise Price of	September 30, 2008
	Warrants and Rights as	Outstanding Options,	(Excluding Securities
	of September 30, 2008	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1996 Stock Incentive Plan	1,000,947	$2.91	None
Employee Stock Purchase Plan	N/A	N/A	N/A
Equity compensation plans not approved by security holders	None	N/A	None

Total	1,000,947	$2.91	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

See “EXECUTIVE COMPENSATION — Employment Agreements” for a description of certain arrangements and transactions with executive officers and directors. During fiscal 2008, certain members of Mr. Din’s family were employed by the Company and earned the following compensation in excess of $120,000 (including bonus and commissions, where applicable):

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

The lessor of the leased corporate headquarters, Dominguez Channel, LLC, is 85% owned by Bob Din, the Chief Executive Officer of the Company, and four members of his immediate family, two of whom are employees, Ali Din and Waseem Munawar, and another a director of the Company, Naureen Din. The terms and provisions of the lease agreement were reviewed and unanimously approved on August 8, 2007 by the Company’s Audit Committee, comprised of disinterested directors.

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

Independent Director Determination

The Board of Directors has determined that, except for Bob and Naureen Din, all of the members of the Board are “independent directors” within the meaning of Rule 4200 of the NASDAQ Marketplace Rules. With respect to the Board of Directors’ determination that Mark Briggs is an “independent director,” in making its determination the Board of Directors also considered that Mr. Briggs serves as the Chairman, Chief Executive Officer and is a significant stockholder of Premier BPO, Inc., a variable interest entity that is consolidated with the Company’s financials. Neither Mr. Din or Mrs. Din nor Mr. Briggs serves on the Audit Committee, the Compensation Committee or the Nominating Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rose, Snyder & Jacobs, CPA Corporation (“RSJ”) are the Company’s independent auditors and provided audit services to the Company, including the examination of the Company’s consolidated financial statements for the year ended September 30, 2008 and a review of the Company’s consolidated financial statements included in the Company’s quarterly report on Form 10-Q filed with the SEC for the fiscal quarters of the year.

Independent Auditor Fees

The following table represents aggregate fees billed to the Company for fiscal 2008 and 2007 by RSJ, the Company’s principal accounting firm.

	Fiscal 2008	Fiscal 2007

Audit Fees	$212,050	$180,900
Audit-Related Fees	11,350	11,000
Tax Fees	—	—
All Other Fees	7,500	—

Total Fees	$230,900	$191,900

All services rendered by RSJ were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee. Pursuant to SEC rules, the fees billed by RSJ for services are disclosed in the table above under the categories listed below.

•	Audit Fees — These are fees for professional services performed by RSJ for the audit of the Company’s annual financial statements and for the review of financial statements included in the Company’s Form 10-Q filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

•	Audit- Related Fees — These are fees in conjunction with the Company’s benefit plan audit.

•	All Other Fees — These are fees in conjunction with assistance in reviewing the Company’s financial forecast.

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

En Pointe Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
En Pointe Technologies, Inc.
Gardena, California

We have audited the accompanying consolidated balance sheets of En Pointe Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended September 30, 2008. In connection with our audits of the consolidated financial statements, we have also audited Schedule II (Valuation and qualifying accounts). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

/s/  Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California

December 24, 2008

En Pointe Technologies, Inc.

Consolidated Balance Sheets

	September 30,
	2008	2007
	(In thousands except share and per share amounts)

ASSETS:
Current assets:
Cash	$3,691	$6,000
Restricted cash	10	76
Short term cash investment	—	1,000
Accounts receivable, net of allowance for returns
and doubtful accounts of $3,535 and $794 respectively	35,448	61,391
Due from affiliate	3,586	—
Inventories, net of allowances of $830 and $552, respectively	5,858	8,768
Prepaid expenses and other current assets	1,294	1,548

Total current assets	49,887	78,783
Property and equipment, net of accumulated
depreciation and amortization	4,202	5,022
Other assets	3,931	2,201
Investment in affiliate	1,823	—
Receivable from escrow	7,955	—

Total assets	$67,798	$86,006

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$15,817	$19,034
Borrowings under line of credit	7,840	30,314
Short-term borrowings and current maturities of long-term debt	375	2,450
Accrued employee compensation and benefits	5,389	4,264
Other accrued liabilities	4,409	1,913
Deferred income	1,355	582
Accrued taxes and other liabilities	4,522	3,782

Total current liabilities	39,707	62,339
Long term liabilities	475	447

Total liabilities	40,182	62,786

Non-controlling interest	1,962	1,957

Commitments and contingencies (Notes 7 and 11)
Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized — 15,000,000; with 7,162,643 and 7,159,193
shares issued	7	7
Additional paid-in capital	43,616	42,207
Treasury stock	(1)	(1)
Accumulated other comprehensive income	(659)	(14)
Accumulated deficit	(17,309)	(20,936)

Total stockholders’ equity	25,654	21,263

Total liabilities and stockholders’ equity	$67,798	$86,006

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Operations

	Year Ended September 30,
	2008	2007	2006
	(In thousands except per share amounts)

Net sales:
Product	$260,004	$299,335	$276,736
Service	40,458	47,791	46,997

Total net sales	300,462	347,126	323,733

Cost of sales:
Product	233,291	274,128	253,765
Service	23,332	29,447	30,318

Total cost of sales	256,623	303,575	284,083

Gross profit:
Product	26,713	25,207	22,971
Service	17,126	18,344	16,679

Total gross profit	43,839	43,551	39,650

Selling and marketing expenses	37,615	30,565	28,337
General and administrative expenses	15,054	11,871	11,098

Operating (loss) income	(8,830)	1,115	215

Interest income, net	54	297	181
Other income, net	14,708	79	36

Income before income taxes, loss from equity investment and non-controlling interest	5,932	1,491	432
Income tax provision (benefit)	2,148	(203)	42

Income before loss from equity investment and non-controlling interest	3,784	1,694	390
Loss from equity investment	(152)	(68)	121
Non-controlling interest	(5)

Net income	$3,627	$1,626	$511

Net income per share:
Basic	$0.51	$0.23	$0.07

Diluted	$0.50	$0.22	$0.07

Weighted average shares outstanding:
Basic	7,160	7,145	7,006

Diluted	7,263	7,456	7,125

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	(Accumulated
	Shares	Amount	Capital	Stock	Income	Deficit)	Total
	(In thousands)

Balance at September 30, 2005	6,973	$7	$41,718	$(1)	$	$(23,273)	$18,451
Net income						511	511
Issuance of common stock under stock option plan	58		105				105
Deferred compensation related to acceleration of stock options			(56)				(56)

Balance at September 30, 2006	7,031	$7	$41,767	$(1)	$—	$(22,762)	$19,011
SAB 108 cumulative effect adjustment						200	200

Balance at September 30, 2006, as adjusted	7,031	7	41,767	(1)	—	(22,562)	19,211
Net income						1,626	1,626
Foreign currency translation					(14)		(14)

Comprehensive income							1,612
Issuance of common stock under stock option plan	30		63				63
Net operating loss tax benefit related to stock options			137				137
Stock issued related to business acquisition	98		240				240

Balance at September 30, 2007	7,159	$7	$42,207	$(1)	$(14)	$(20,936)	$21,263
Net income						3,627	3,627
Foreign currency translation					(645)		(645)

Comprehensive income							2,982
Issuance of common stock under stock option plan	4		5				5
Net operating loss tax benefit related to stock options			1,404				1,404

Balance at September 30, 2008	7,163	$7	$43,616	$(1)	$(659)	$(17,309)	$25,654

See Notes to Consolidated Financial Statements.

En Pointe Technologies, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$3,627	$1,626	$511
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	2,678	2,492	1,491
(Gain) loss on disposal of assets	(15,390)	—	52
Amortization of option expense	—	—	(56)
Amortization of deferred gain on sale-leaseback	—	(35)	(354)
Allowances for doubtful accounts, returns and inventory	2,847	123	564
Impairment of investment	500	—	—
Stock acquired for product and services sold	(300)	—	—
Non-controlling interest in income (loss) of affiliates	5	68	(121)
Decrease (increase) in deferred tax benefit	263	(263)	—
Changes in operating assets and liabilities:
Equity in loss of affiliate	152	—	—
Restricted cash	66	(2)	(2)
Accounts receivable	23,118	(15,052)	(5,916)
Due from affiliate	(3,586)
Inventories	2,888	(4,495)	6,017
Prepaid expenses and other current assets	(9)	168	(303)
Other assets	(2,288)	69	(28)
Accounts payable, trade	(3,217)	(51)	661
Accrued expenses	2,976	426	1,027
Accrued taxes and other liabilities and deferred income	1,513	(343)	1,942

Net cash provided (used) by operating activities	15,843	(15,269)	5,485

Cash flows from investing activities:
Acquisition of business	—	(1,302)	(550)
Proceeds from sale of assets	8,000	—	—
Investments in securities and affiliate	(1,475)	—	—
Short-term cash disposition (investment)	1,000	(1,000)	—
Purchase of property and equipment	(2,366)	(2,849)	(904)

Net cash provided (used) by investing activities	5,159	(5,151)	(1,454)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(22,474)	14,641	(1,151)
Net (repayments) borrowings under export loan	(1,414)	1,931	—
Net operating loss tax benefit related to stock options	1,404	—	—
Capital contributed by minority interest	—	100	705
Proceeds from sale of stock under employee plans	5	63	105
Payment on long term liabilities	(832)	(555)	(352)

Net cash (used) provided by financing activities	(23,311)	16,180	(693)

(Decrease) increase in cash	(2,309)	(4,240)	3,337
Cash at beginning of year	6,000	10,240	6,903

Cash at end of year	$3,691	$6,000	$10,240

Supplemental disclosures of cash flow information:
Interest paid	$241	$139	$82
Income taxes paid	$44	$23	$31
Capitalized leases	$199	$836	$—
Stock issued for acquisition of business	$—	$240	$—

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

INVESTMENT IN LIMITED LIABILITY COMPANY

On July 2, 2008, the Company formed En Pointe Global Services, LLC., or EPGS, as a wholly-owned subsidiary for the express purpose of transferring the Company’s information technology service business to that entity. On July 9, 2008, the Company sold an 80.5% interest in EPGS to Allied Digital Services, Limited and retained a non-controlling interest of 19.5%. Prior to the formation of EPGS the service and product operations were reported by En Pointe Technologies Sales, Inc. and because the service and product business was closely integrated no separate accounting for management to review and evaluate the financial results of each operation was possible.

Because the information technology service business was not previously considered to be a separate segment, no prior period comparative financial information is available.

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$7,631

INVESTMENT IN VARIABLE INTEREST ENTITY (“VIE”) — PREMIER PBO, INC. (“PBPO”)

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INVESTMENTS IN SECURITIES

The Company’s securities are carried at their fair market value based on quoted market prices. The Company holds two equity securities which approximate $875,000 in value.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND VENDORS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of cash deposits and trade accounts receivable. The Company’s cash deposits are placed with a few

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial institutions. The combined account balances at one or more institutions typically exceed the $100,000 Federal Depository Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	As of and for the Year Ended September 30, 2008
	US	Pakistan	China
	Sales of	Business	Business	UK
	Product	Process	Process	Sales of	Intersegment	Consolidated
	and Services	Services	Services	Product	Eliminations	Total
	In thousands

Sales from non affiliated customers	$299,298	$1,164	$—	$—	$—	$300,462
Intersegment sales	$—	$7,775	$473	$—	$(8,248)	$0
Depreciation and amortization	$2,182	$481	$11	$1	$(66)	$2,609
Segment profit (loss)	$4,879	$87	$45	$(39)	$(1,345)	$3,627
Segment assets	$65,046	$3,246	$188	$21	$(703)	$67,798

	As of and for the Year Ended September 30, 2007
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	Intersegment	Consolidated
	and Services	Services	Services	Eliminations	Total
	In thousands

Sales from non affiliated customers	$346,237	$884	$5	$—	$347,126
Intersegment sales	$—	$7,827	$218	$(8,045)	$0
Depreciation and amortization	$1,920	$378	$22	$—	$2,320
Segment profit (loss)	$1,140	$649	$(96)	$(67)	$1,626
Segment assets	$87,887	$4,232	$170	$(6,283)	$86,006

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered.

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NON-CONTROLLING INTEREST

Non-controlling interest consists of capital contributed by non-controlling interests as well as earnings or losses allocated to them. The Company has non-controlling interests resulting from its equity investments in PBPO and Ovex. The changes in non-controlling interest (in thousands) since October 1, 2006 are as follows:

	Year Ended September 30,
	2008	2007

Beginning minority interest balance	$1,957	$1,487
Minority interest acquired in Ovex acquisition	—	302
Capital contributed by PBPO minority interest	—	100
Earnings allocated to minority shareholders	5	68

Ending minority interest balance	$1,962	$1,957

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting pronouncement effective October 1, 2007 and the adoption has not had a material effect on its consolidated financial statements.

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this accounting pronouncement effective October 1, 2006 and the adoption has not had a material effect on its consolidated financial statements.

Accounting pronouncements pending adoption:

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30,
	2008	2007

Software and other asset development	$572	$344
Computer equipment and software	12,983	12,925
Office equipment and other	1,065	1,075
Warehouse equipment	—	116
Leasehold improvements	477	812
Capitalized leases (see Note 7)	2,309	1,938

	17,406	17,210
Less: Accumulated depreciation and amortization	(13,204)	(12,188)

	$4,202	$5,022

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4  OTHER INCOME — GAIN ON SALE OF SERVICE BUSINESS

On July 9, 2008, the Company sold an 80.5% interest in its service business, En Pointe Global Services, LLC (“EPGS”), to Allied Digital Services, Limited (“ADSL”). In connection with the transaction, the Company transferred a majority of its IT service business, including related employees and contracts, to EPGS. ADSL is a publicly traded corporation on the Bombay Stock Exchange in India. Consideration for the purchase was $10 million in cash, of which $8 million has been received and 745,000 shares of restricted ADSL stock with a face value of $14 million on July 9, 2008, the date of the signing of the contract. The securities portion of the consideration has been adjusted down by $6.0 million for the restricted nature of the stock and the decline in value between July and September 2008, which has resulted in an reported gain on the sale of $15.4 million after related costs of $0.6 million have been considered. The gain on the sale does not reflect a remaining $2.0 million of cash consideration that is due. Such consideration and resulting gain will be recorded when it is received.

The sale of the business has not been considered as a discontinued operations because the service business was never a separate segment under FAS 144 based on the fact that its operations and cash flows could not be clearly distinguished operationally from the rest of the Company.

At September 30, 2008 the escrow receivable for the 745,000 shares of ADSL stock was reevaluated and reduced for both the decline in market value and the restriction on the stock — see the Marketable Securities note below.

There will be continuity of management as the former service employees of the Company will initially continue in their same capacities and will operate autonomously. Under a three year Master Service Agreement signed in conjunction with the sale, the Company provides certain services, including, without limitation,

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s continuing interest of 19.5% in EPGS will be reported under the equity method of accounting promulgated by APB 18.

5  EMPLOYEE BENEFIT PLAN

The Company has an employee savings plan (the “401(k) Plan”) that covers substantially all full-time employees who are twenty-one years of age or older. The Company’s contributions to the 401(k) Plan are at the discretion of the Board of Directors and vest over seven years of service. To date the Company has made no contributions to the 401(k) Plan.

6  INCOME TAXES

The components of the income tax (benefit) provision are as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Current:
Federal	$1,727	$28	$20
State	158	32	22

	$1,885	$60	$42

Deferred:
Federal	213	(213)	—
State	50	(50)	—

	263	(263)	—

	$2,148	$(203)	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Year Ended September 30,
	2008	2007	2006

Federal statutory rate	34%	35%	35%
State taxes, net of federal benefits	1	1	2
Expenses not deductible	1	5	8
Affiliate (earnings) losses not	1	(11)	35
taxable
Non-controlling interest		(2)	(8)
Net operating loss carryforward	(4)	(50)	(82)
Valuation allowances	4	8	18

	37%	(14)%	8%

The Company’s consolidated return excludes two affiliates (see “Affiliate (earnings) losses not taxable” in table above), PBPO and Ovex. PBPO is excluded because the Company’s investment is less than the required 80%

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	September 30,
	2008	2007

Deferred tax assets:
Accounts receivable and other allowances	$1,678	$533
Expenses not currently deductible	2,965	1,170
Depreciation	178	295
Federal net operating loss and	162	2,001
alternative minimum tax credits
State net operating loss	697	933

	5,680	4,931
Deferred tax liabilities	(3,040)	—

Net deferred tax asset	2,640	4,931
Valuation allowance	(2,640)	(4,531)

Deferred tax asset	$—	$400

Portion allocated to income	$—	$263
Portion allocated to equity related to stock options	—	137

Total deferred tax asset	$—	$400

The Company has no Federal net operating losses (“NOL”) available.

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

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken in an income tax return. FIN 48 requires that a company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, a company must recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, a company may not recognize any portion of the benefit in the financial statements.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Domestic Transfer Pricing — En Pointe Technologies, Inc. and its wholly-owned subsidiaries file consolidated, combined and separate returns in various states. For the jurisdictions in which En Pointe Technologies wholly-owned subsidiaries file separate state returns, there is exposure with respect to domestic transfer pricing by way of management fees and overhead allocations charged by the Company. The Company has not performed a transfer pricing study with respect to the management fees and overhead allocation. In addition, the documentation supporting the allocation may not be satisfactory to the state taxing authorities.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The lessor of the leased corporate headquarters, Dominguez Channel, LLC, is 85% owned by the Chief Executive Officer of the Company and four members of his immediate family, two of whom are employees and another a director of the Company. The terms and provisions of the lease agreement were reviewed and unanimously approved on August 8, 2007 by the Company’s Audit Committee, comprised of disinterested directors.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to sales tax examinations from all of the sales tax jurisdictions throughout the United States. Sales tax regulations are set by each state or local taxing authority and involve difficultly in their interpretation and application to all the variations in sales tax transactions that the Company incurs. Accordingly, the Company provides its best estimates as to any sales tax deficiency as soon as it becomes aware of such deficiency. Currently the Company is undergoing examinations by two major states that receive a majority of the Company’s sales tax proceeds. The Company has accrued $1.4 million for any findings that may result from these and other sales tax examinations and believes that the amount accrued will not differ materially from the final audit examination results.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of stock option activity:

			Total
	Number of Shares		Exercise
	Non-Qualified	Incentive	Value
			(In thousands)

Outstanding at September 30, 2005	820,667	725,106	$5,266
Granted
Exercised	(4,000)	(53,034)	(105)
Cancelled	—	(88,291)	(331)

Outstanding at September 30, 2006	816,667	583,781	$4,830
Granted	—	—	—
Exercised		(31,125)	(62)
Cancelled	(8,333)	(75,234)	(966)

Outstanding at September 30, 2007	808,334	477,422	$3,804
Granted	—	—	—
Exercised	—	(3,450)	(5)
Cancelled		(281,359)	(966)

Outstanding at September 30, 2008	808,334	192,613	$2,833

		Weighted	Remaining
	Options	Average	Contractual
	Exercisable	Exercise Price	Life

September 30, 2006	1,400,448	$3.45	5.63
September 30, 2007	1,285,756	$2.96	4.92
September 30, 2008	1,000,947	$2.91	4.22

10  ACQUISITION OF BUSINESSES

On September 19, 2006, the Company entered into a Share Purchase Agreement with Omar Saeed and Arif Saeed (the “Saeeds”), effective October 1, 2006, to acquire 70% of the capital stock of two privately owned Pakistani companies, Ovex Technologies (Private) Limited and Ovex Pakistan (Private) Limited. Subsequently, on

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In prior fiscal years, in addition to the transactions described above, the Company made the following acquisitions:

October 11, 2002	Tabin Corporation (“Tabin”)
October 01, 2004	Viablelinks, Inc. (“Viablelinks”)

At September 30, 2008, amortization of customer relationships for current and future years is as follows (in thousands):

	Tabin	Viablelinks	SMI	Ovex	Total

Beginning accumulated amortization	$470	$160	$350	$116	$1,096
Fiscal year 2008 amortization		27	187	117	331

Ending accumulated amortization	$470	$187	$537	$233	$1,427

Fiscal year:
2009	—	13	61	117	191
2010	—	—	13	97	110
2011	—	—	3	91	94

Total future year’s amortization	$—	$13	$77	$285	$375

Total amortization	$470	$200	$614	$518	$1,802

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the Company filed a cross-complaint against Church Gardens LLC. The cross-complaint asks that the Company’s $90,720 security deposit be returned with interest. In addition, the Company claims that Church Gardens LLC engaged in unfair business practices in retaining the security deposit and in not allowing the removal of certain personal property that the Company owned and that Church Gardens LLC engaged in unlawful conversion of certain property belonging to the Company. The Company also asked the court to grant declaratory relief as to the actions in the Company’s attempt to preserve the disputed property pending a judicial determination of rights. the Company also seeks recovery of possession of its personal property and injunctive relief preventing the plaintiff from liquidating the Company’s property.

In January 2007, US Real Estate Consortium, the predecessor owner of the Company’s former leased configuration facility in Ontario, California filed suit against the current owner, Church Gardens LLC, in San Bernardino County Superior Court, Case No. RCV100476.

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

En Pointe Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There has been substantial discovery, and substantial law and motion practice to date. The Company is contesting the consolidated case vigorously, and intend to continue doing so.

On July 25, 2008, the Circuit Court for the City of Norfolk, Virginia granted leave to Softchoice Corporation to amend its Complaint in Case Number CL07-5777 against certain of the Company’s employees who were former Softchoice Corporation employees to add the Company and its subsidiary, En Pointe Technologies Sales, Inc., as defendants therein. The Company has not yet filed a responsive pleading and vigorously disputes liability.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

/s/  ATTIAZAZ “BOB” DIN
Attiazaz “Bob” Din,
Chief Executive Officer and President
(Principal Executive Officer)

April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ MANSOOR S. SHAH Mansoor S. Shah	Chairman of the Board and Director	April 30, 2009

*/s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2009

*/s/ JAVED LATIF Javed Latif	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	April 30, 2009

*/s/ NAUREEN DIN Naureen Din	Director	April 30, 2009

*/s/ ZUBAIR AHMED Zubair Ahmed	Director	April 30, 2009

*/s/ MARK BRIGGS Mark Briggs	Director	April 30, 2009

*/s/ EDWARD O. HUNTER Edward O. Hunter	Director	April 30, 2009

*/s/ TIMOTHY J. LILLIGREN Timothy J. Lilligren	Director	April 30, 2009

*By: /s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din, Attorney-in-Fact		April 30, 2009

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form 10-K filed January 18, 2001).
3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2005. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.1	En Pointe Technologies, Inc. 1996 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.5	Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated March 1, 1996 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.6	Amended Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated April 2, 1997 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).*
10.24	Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 31, 2001.)
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).*
10.31	Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).*
10.39	Employee Leasing and Licensing Agreement by and between the Registrant and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).
10.41	Business Financing Agreement between En Pointe Technologies Sales, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.42	Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

Exhibit
Number	Description

10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated July 27, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.45	Asset Purchase Agreement entered into as of October 1, 2004 between Viablelinks, Inc. and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2005).
10.46	Subscription Agreement dated March 18, 2005 between Premier BPO Inc. and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
10.47	Amendment to Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated November 15, 2004 (incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K filed on November 18, 2004.)*
10.48	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, effective January 23, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed January 30, 2006).
10.49	Asset Purchase Agreement entered into as of January 18, 2006 between Software Medium, Inc., Veridyn, LLC and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).
10.50	Employment Agreement between the Registrant and Armen Martirosyan, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.51	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.52	Employment Agreement between the Registrant and David L. Mochalski, dated May 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.53	Sublease dated March 30, 2006 between Jetabout North America, Inc. and the Registrant for the property located at 2381 Rosecrans Avenue, El Segundo, California 90245 (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q filed May 15, 2006).
10.55	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated May 12, 2006 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed May 17, 2006).
10.56	Sublease dated July 12, 2006 between North Pacific Group, Inc. and the Registrant for certain industrial warehouse properties located at 11081 Tacoma Drive, Rancho Cucamonga, California 91730 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 1, 2006).
10.57	Share Purchase Agreement dated September 19, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed September 25, 2006).
10.58	Employment Agreement between the Registrant and Richard R. Emil, dated September 27, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 27, 2006).*
10.59	Promissory Note between the Registrant and Omar and Arif Saeed, dated October 5, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).
10.60	Amendment to Share Purchase Agreement effective October 1, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).

Exhibit
Number	Description

10.61	Temporary Overline Agreement by GE Commercial Distribution Finance Corporation for En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., dated June 13, 2007. (incorporated by reference to exhibit 10.60 to the Registrant’s Form 8-K filed June 14, 2007).
10.62	Amendment to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated July 30, 2007. (incorporated by reference to exhibit 10.61 to the Registrant’s Form 8-K filed July 31, 2007).
10.63	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated September 25, 2007. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 26, 2007).
10.64	Lease dated October 29, 2007 between Dominguez Channel, LLC and En Pointe Technologies Sales, Inc. for certain office properties located at 18701 S. Figueroa Street, Carson, California (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K/A filed October 31, 2007).
10.65	Lease dated February 15, 2008 between The Capital Development Authority and the Registrant for 41.25 acres of land in Islamabad, Pakistan (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed February 22, 2008).
10.66	Agreement for Inventory Financing between En Pointe Technologies Sales, Inc., and IBM Credit LLC, dated March 20, 2008. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.67	Collateralized Guarantee between En Pointe Technologies, Inc. and IBM Credit LLC, dated March 20, 2008. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.68	Deposit Account Control Agreement between En Pointe Technologies Sales, Inc. and IBM Credit LLC, dated March 20, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.69	Intercreditor Agreement between GE Commercial Distribution Finance Corporation and IBM Credit LLC, dated March 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.70	Limited Liability Company Purchase agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).
10.71	Escrow Agreement by and among En Pointe Technologies Sales, Inc., Allied Digital Services Ltd., and U.S. Bank National Association, dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).
10.72	Master Services Agreement between En Pointe Technologies, Inc. and En Pointe Technologies Sales, Inc. and En Pointe Global Services, LLC, dated September 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 2, 2008).
10.73	First amendment to July 9, 2008 Limited Liability Company Interest Purchase Agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated December 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed December 2, 2008).
21.1	Subsidiaries of the Company.
23.1	Consent of Rose, Snyder & Jacobs CPA Corp.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.