Form 10-K/A
period 2008-09-30
EN POINTE TECHNOLOGIES INC
filed 2009-05-14
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EN POINTE TECHNOLOGIES, INC.

FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends and restates in its entirety the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 29, 2008 (the “Initial 10-K”), as previously amended by Amendment No. 1 to Form 10-K filed on January 28, 2009, and further amended and restated by Amendment No. 2 to Form 10-K filed on April 30, 2009. This Amendment revises disclosures concerning (i) quarterly cash bonuses paid to certain executive officers in Item 11 and (ii) the footnotes to the beneficial ownership table in Item 12. Except as otherwise stated herein, no other information contained in the Initial 10-K, as previously amended, has been updated by this Amendment No. 3, and no disclosures have been updated to reflect events that occurred at a later date.

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

The base quarterly bonus amounts for Mr. Latif and Mr. Mercer, who were the sole Named Executive Officers other than the Company’s Chief Executive Officer, Mr. Din, were $43,750 and $18,750, respectively. Additionally, pursuant to Mr. Latif’s employment agreement, he is guaranteed a minimum quarterly draw of $25,000 (which amount is offset by any bonus to which he would otherwise be entitled). Based on the Company’s performance during the 2008 fiscal year, bonus incentives of 100% of the base quarterly bonus amounts for the June quarter and 145% of the base quarterly bonus amounts for the September quarter were achieved and paid out to the Named Executive Officers (other than the Chief Executive Officer who received no bonus or incentive award during the year). Further, Mr. Latif received his guaranteed minimum quarterly draw of $25,000 for the December and March quarters of the 2008 fiscal year.

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

						Non-Equity	Nonqualified	All
						Incentive	Deferred	Other
				Stock	Option	Plan	Compensation	Compensation
	Fiscal	Salary	Bonus(1)	Awards	Awards	Compensation	Earnings	(2)	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Attiazaz (“Bob”) Din	2008	650,000	600,000	—	—	—	—	27,315(3)	1,250,000
Chief Executive Officer and President	2007	650,000	—	—	—	—	—	31,059(3)	681,059
Javed Latif	2008	175,000	250,000	—	—	175,935(4)	—	—	600,935
Chief Financial Officer and Senior Vice President	2007	175,000	—	—	—	115,625	—	—	290,625
Robert A. Mercer	2008	150,000	250,000	—	—	64,687(4)	—	—	464,687
Senior Vice President of Finance and Taxation and Secretary	2007	150,000	—	—	—	25,000	—	—	175,000

(1)	Consists of bonuses related to sale of 80.5% interest in services business that become payable on October 23, 2009.

(2)	In accordance with SEC rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(3)	Consists of lease payments for an automobile.

(4)	Includes $18,747 in accrued bonus earned in fiscal year 2007 and paid in fiscal year 2008.

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

On March 28, 2002, the Company entered into an employment agreement with Mr. Latif that provided for an annual base salary of $150,000 and provided for quarterly bonuses at the discretion of the Chief Executive Officer and Board of Directors, conditional upon the Company’s cumulative pre-tax net income being positive at the time of bonus consideration. The agreement automatically renewed at the end of the initial term (July 31, 2003) on a month-to-month basis until terminated in accordance with its terms. Mr. Latif’s employment agreement also contains (i) certain non-solicitation provisions that expire eighteen (18) months after termination of such agreement and (ii) a dispute resolution provision. Effective April, 2005, Mr. Latif’s annual base salary was increased to $175,000. On May 30, 2007, the Company implemented a bonus plan based on meeting certain targets of quarterly net income for the period from April 1, 2007 through March 31, 2009. Under the plan, Mr. Latif’ earns a minimum guaranteed annual draw of $100,000 (or $25,000 per quarter) without regard for Company profitability and has the potential to earn annually from $175,000 to $253,750 based upon the Company’s quarterly net income. Minimum guaranteed draws are offset by any bonus that Mr. Latif’ would otherwise be entitled.

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

(1)	Applicable percentage of ownership at January 24, 2009, is based upon 7,182,643 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. All shares of common stock subject to options were made fully vested and exercisable as of July 20, 2005 and those unexercised as of January 21, 2009 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity. Except as otherwise indicated, to the knowledge of the Company the persons listed above have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise specified, the address for each beneficial owner is the Company’s principal executive offices, 18701 Figueroa Street, Gardena, California 90248.

(2)	Bob and Naureen Din are married, and each may therefore be deemed to have a beneficial interest in each other’s shares of common stock. However, Mr. and Mrs. Din have each disclaimed beneficial ownership in each other’s shares. The number of shares reported for Mr. and Mrs. Din each, including unexercised options that are fully vested and exercisable, reflects 50% of the total number of shares beneficially owned by Mr. and Mrs. Din together in either of their names. Additionally, the amounts reported for Mr. and Mrs. Din exclude 211,511 shares of common stock held in trust for the benefit of their son, Ali Din, for which Ms. Din serves as the sole trustee; Mr. and Mrs. Din disclaim beneficial ownership of all such shares of common stock.

(3)	Includes 175,000 shares of common stock subject to options, all of which are immediately exercisable.

(4)	Based on a Schedule 13G dated January 23, 2009, filed with the SEC by Daniel Zeff, which reflects his beneficial ownership as of December 31, 2008. The Schedule 13-G states that Mr. Zeff has sole voting and dispositive power over 715,255 shares of common stock comprised of 450,721 shares held by Zeff Capital Partners I, L.P.(and Zeff Holding Company, LLC) and 264,534 shares held by Spectrum Galaxy Fund Ltd.

(5)	Includes 50,000 shares of common stock subject to options, all of which are immediately exercisable.

(6)	Includes 165,000 shares of common stock subject to options, all of which are immediately exercisable.

(7)	Includes 55,000 shares of common stock subject to options, all of which are immediately exercisable. Includes 5,000 shares of common stock held in joint tenancy with spouse.

(8)	Includes of 45,000 shares of common stock subject to options, all of which are immediately exercisable.

(9)	Shares held by a trust of which Ms. Din is the sole beneficiary.

(10)	Includes 815,000 shares of common stock subject to options, all of which are immediately exercisable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EN POINTE TECHNOLOGIES, INC.

/s/  ATTIAZAZ “BOB” DIN
Attiazaz “Bob” Din,
Chief Executive Officer and President
(Principal Executive Officer)

May 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*/s/ MANSOOR S. SHAH Mansoor S. Shah	Chairman of the Board and Director	May 14, 2009

*/s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din	Chief Executive Officer, President and Director (Principal Executive Officer)	May 14, 2009

*/s/ JAVED LATIF Javed Latif	Chief Financial Officer and Senior Vice President (Principal Financial and Principal Accounting Officer)	May 14, 2009

*/s/ NAUREEN DIN Naureen Din	Director	May 14, 2009

*/s/ ZUBAIR AHMED Zubair Ahmed	Director	May 14, 2009

*/s/ MARK BRIGGS Mark Briggs	Director	May 14, 2009

*/s/ EDWARD O. HUNTER Edward O. Hunter	Director	May 14, 2009

*/s/ TIMOTHY J. LILLIGREN Timothy J. Lilligren	Director	May 14, 2009

*By: /s/ ATTIAZAZ “BOB” DIN Attiazaz “Bob” Din, Attorney-in-Fact		May 14, 2009

Index to Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between the Registrant and En Pointe Technologies, Inc., a Texas corporation, effective February 29, 1996 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.2	Bylaws of Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
3.3	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2000. (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form 10-K filed January 18, 2001).
3.4	Certificate of Amendment to Certificate of Incorporation of Registrant filed May 16, 2005. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
4.3	Form of Common Stock Certificate (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).
10.1	En Pointe Technologies, Inc. 1996 Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.3	Form of Directors’ and Officers’ Indemnity Agreement (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.5	Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated March 1, 1996 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 filed May 8, 1996).*
10.6	Amended Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated April 2, 1997 (incorporated by reference to the same numbered exhibit to the Registrant’s Registration Statement on Form 10-K filed December 29, 1997).*
10.24	Assignment and License Agreement between the Registrant and SupplyAccess, Inc., dated September 21, 2001 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 31, 2001.)
10.27	Employment Agreement between the Registrant and Kevin Schatzle, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).*
10.31	Asset Purchase Agreement entered into as of October 9, 2002 between Tabin Corporation and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 27, 2002).
10.36	Employment agreement between the Registrant and Javed Latif, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2003).*
10.39	Employee Leasing and Licensing Agreement by and between the Registrant and En Pointe Global Services, Inc., dated October 17, 2003. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 17, 2004).
10.41	Business Financing Agreement between En Pointe Technologies Sales, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.42	Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.43	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated June 25, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).

Exhibit
Number	Description

10.44	Addendum to Business Financing Agreement and Agreement for Wholesale Financing between En Pointe Technologies, Inc. and GE Commercial Distribution Finance Corporation, dated July 27, 2004. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed August 16, 2004).
10.45	Asset Purchase Agreement entered into as of October 1, 2004 between Viablelinks, Inc. and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2005).
10.46	Subscription Agreement dated March 18, 2005 between Premier BPO Inc. and the Registrant (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed May 16, 2005).
10.47	Amendment to Employment Agreement between the Registrant and Attiazaz “Bob” Din, dated November 15, 2004 (incorporated by reference to exhibit 99.1 to the Registrant’s Form 8-K filed on November 18, 2004.)*
10.48	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, effective January 23, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed January 30, 2006).
10.49	Asset Purchase Agreement entered into as of January 18, 2006 between Software Medium, Inc., Veridyn, LLC and En Pointe Technologies Sales, Inc. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).
10.50	Employment Agreement between the Registrant and Armen Martirosyan, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.51	Employment Agreement between the Registrant and Robert Mercer, dated March 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.52	Employment Agreement between the Registrant and David L. Mochalski, dated May 28, 2002. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-Q filed February 14, 2006).*
10.53	Sublease dated March 30, 2006 between Jetabout North America, Inc. and the Registrant for the property located at 2381 Rosecrans Avenue, El Segundo, California 90245 (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q filed May 15, 2006).
10.55	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated May 12, 2006 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed May 17, 2006).
10.56	Sublease dated July 12, 2006 between North Pacific Group, Inc. and the Registrant for certain industrial warehouse properties located at 11081 Tacoma Drive, Rancho Cucamonga, California 91730 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 1, 2006).
10.57	Share Purchase Agreement dated September 19, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed September 25, 2006).
10.58	Employment Agreement between the Registrant and Richard R. Emil, dated September 27, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 27, 2006).*
10.59	Promissory Note between the Registrant and Omar and Arif Saeed, dated October 5, 2006. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).
10.60	Amendment to Share Purchase Agreement effective October 1, 2006, by and among the Registrant, Omar Saeed and Arif Saeed. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 10-K filed December 18, 2006).

Exhibit
Number	Description

10.61	Temporary Overline Agreement by GE Commercial Distribution Finance Corporation for En Pointe Technologies Sales, Inc. and En Pointe Gov, Inc., dated June 13, 2007. (incorporated by reference to exhibit 10.60 to the Registrant’s Form 8-K filed June 14, 2007).
10.62	Amendment to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated July 30, 2007. (incorporated by reference to exhibit 10.61 to the Registrant’s Form 8-K filed July 31, 2007).
10.63	Addendum to Business Financing Agreement and Agreement for Wholesale Financing among En Pointe Technologies Sales, Inc., En Pointe Gov, Inc. and GE Commercial Distribution Finance Corporation, dated September 25, 2007. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 26, 2007).
10.64	Lease dated October 29, 2007 between Dominguez Channel, LLC and En Pointe Technologies Sales, Inc. for certain office properties located at 18701 S. Figueroa Street, Carson, California (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K/A filed October 31, 2007).
10.65	Lease dated February 15, 2008 between The Capital Development Authority and the Registrant for 41.25 acres of land in Islamabad, Pakistan (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed February 22, 2008).
10.66	Agreement for Inventory Financing between En Pointe Technologies Sales, Inc., and IBM Credit LLC, dated March 20, 2008. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.67	Collateralized Guarantee between En Pointe Technologies, Inc. and IBM Credit LLC, dated March 20, 2008. (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.68	Deposit Account Control Agreement between En Pointe Technologies Sales, Inc. and IBM Credit LLC, dated March 20, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.69	Intercreditor Agreement between GE Commercial Distribution Finance Corporation and IBM Credit LLC, dated March 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed March 21, 2008).
10.70	Limited Liability Company Purchase agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).
10.71	Escrow Agreement by and among En Pointe Technologies Sales, Inc., Allied Digital Services Ltd., and U.S. Bank National Association, dated July 9, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed July 15, 2008).
10.72	Master Services Agreement between En Pointe Technologies, Inc. and En Pointe Technologies Sales, Inc. and En Pointe Global Services, LLC, dated September 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed September 2, 2008).
10.73	First amendment to July 9, 2008 Limited Liability Company Interest Purchase Agreement between En Pointe Technologies Sales, Inc. and Allied Digital Services Ltd., dated December 2, 2008 (incorporated by reference to the same numbered exhibit to the Registrant’s Form 8-K filed December 2, 2008).
21.1	Subsidiaries of the Company.
23.1	Consent of Rose, Snyder & Jacobs CPA Corp.
31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.