Form 10-Q/A
period 2008-12-31
EN POINTE TECHNOLOGIES INC
filed 2009-05-14
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in its entirety the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 filed on February 17, 2009 (the “Initial 10-Q”). This Amendment revises disclosures concerning (i) beginning and ending cash balances in the Condensed Consolidated Statement of Cash Flows in Part I, Item 1, (ii) disclosure controls and procedures in Part I, Item 4T, and (iii) the date of the settlement agreement with Church Gardens, LLC in Part II, Item 1. Except as otherwise stated herein, no other information contained in the Initial 10-Q, as previously amended, has been updated by this Amendment, and no disclosures have been updated to reflect events that occurred at a later date.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	December	September
	31,	30,
	2008	2008
ASSETS:
Current assets:
Cash	$9,677	$3,691
Restricted cash	10	10
Accounts receivable, net	35,568	35,448
Due from affiliate	—	3,586
Inventories, net	6,805	5,858
Prepaid expenses and other current assets	1,570	1,294

Total current assets	53,630	49,887

Property and equipment, net of accumulated depreciation and amortization	4,289	4,202

Other assets
Due from affiliate	3,936	—
Equitable securities held in escrow	4,232	7,955
Other	5,647	5,754

Total other assets	13,815	13,709

Total assets	$71,734	$67,798

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$22,230	$15,817
Borrowings under line of credit	9,069	7,840
Short-term borrowings and current maturities of long-term debt	222	375
Accrued liabilities	10,820	11,153
Accrued taxes and other liabilities	5,462	4,522

Total current liabilities	47,803	39,707
Long term liabilities	428	475

Total liabilities	48,231	40,182

Noncontrolling interest	1,943	1,962

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 7,182,643 and 7,162,643 shares issued	7	7
Additional paid-in capital	43,643	43,616
Treasury stock, 702 shares	(1)	(1)
Accumulated other comprehensive loss	(4,388)	(659)
Accumulated deficit	(17,701)	(17,309)

Total stockholders’ equity	21,560	25,654

Total liabilities and stockholders’ equity	$71,734	$67,798

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

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(392)	$43
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	513	697
Allowances (recovery) for doubtful accounts, returns, and inventory	(702)	99
Loss on disposal of assets	65	—
Allocated income in equity investment	(43)	—
Allocation of loss (income) to noncontrolling interest	(19)	44
Net change in operating assets and liabilities	6,095	16,925

Net cash provided by operating activities	5,517	17,808

Cash flows from investing activities:
Disposition of short-term cash investment	—	989
Purchase of property and equipment	(475)	(1,023)

Net cash used by investing activities	(475)	(34)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	1,229	(15,790)
Net borrowings under short-term financing	237	344
Proceeds from exercise of employee stock options	27	—
Payment on long term liabilities	(549)	(160)

Net cash provided (used) by financing activities	944	(15,606)

Increase in cash	5,986	2,168
Beginning cash	3,691	6,000
Ending cash	$9,677	$8,168

Supplemental disclosures of cash flow information:
Interest paid	$241	$75

Income taxes paid	$384	$44

Capitalized leases	$112	$55

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and General Information
     In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, En Pointe Technologies India Pvt. Ltd., and (iii) its minority-owned affiliate Premier BPO, Inc. (a “Variable Interest Entity”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, referred to as “we,” “us” “our” or similar terms), at December 31, 2008, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three months ended December 31, 2008 and 2007, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.
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

	As of and for the Quarter Ended December 31, 2008
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total
Sales from non affiliated customers	$54,389	$333	$165	$—	$—	$54,887
Intersegment sales	$0	$1,812	$—	$—	$(1,812)	$0
Depreciation and amortization	$380	$124	$8	$1	$—	$513
Segment (loss) profit	$(359)	$(67)	$35	$(1)	$—	$(392)
Segment assets	$67,922	$4,295	$212	$17	$(712)	$71,734

	As of and for the Quarter Ended December 31, 2007
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total
Sales from non affiliated customers	$86,590	$125	$167	$—	$—	$86,882
Intersegment sales	$95	$1,973	$—	$—	$(2,068)	$0
Depreciation and amortization	$575	$114	$8	$—	$—	$697
Segment (loss) profit	$(135)	$186	$35	$—	$(43)	$43
Segment assets	$75,811	$4,646	$211	$—	$(1,295)	$79,373

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
Note 6 — Fair Value Measurements
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
     The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable equities	$859	$4,232	$—	$5,091

Note 7 — Equity Investment
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

(In Thousands)
Quarter Ended
December 31, 2008
Balance Sheet
Cash	$107
Accounts receivable, net	6,817
Other current assets	447

Total current assets	7,371
Property and equipment, net	1,104

Total Assets	$8,475

Accounts payable	$265
Accrued liabilities	1,859
Due En Pointe	3,936

Total current liabilities	6,060
Member equity	2,415

Total Liabilities and Member Equity	$8,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, its majority-owned subsidiaries En Pointe Technologies India Pvt. Ltd., Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as “we,” “us” “our” or similar terms.
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

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2008	2007
Net sales:
Product	95.5%	85.3%
Services	4.5	14.7

Total net sales	100.0	100.0
Gross profit:
Product	11.0	7.2
Services	1.4	6.5

Total gross profit	12.4	13.7
Selling and marketing expenses	9.0	10.3
General and administrative expenses	4.3	3.5

Operating loss	(0.9)	(0.1)
Interest income, net	0.0	0.1
Other (loss) income, net	(0.0)	0.1

(Loss) income before taxes and other items	(0.9)	0.1
(Benefit) provision for income taxes	(0.1)	0.0

(Loss) income before other items	(0.8)	0.1
Allocated income in equity investment	0.1	—
Allocated loss (income) to noncontrolling interest	0.0	(0.1)

Net loss	(0.7)%	0.0%

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

     Net sales decreased $32.0 million, or 36.8%, in the December 2008 quarter as compared to the December 2007 quarter, with decreases in net sales of both product and services. Of the $32.0 million decline in net sales, $10.2 million in service revenue decline for the quarter was anticipated as a result of the divestiture of the IT services business in July 2008 (see “Note 7 - Equity Investment”). The $21.8 million decline in net product sales is reflective of the loss of major customers, including those customers that were adversely affected by the banking crisis, as well as sharp reductions in spending by other major customers.
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
     Gross profits decreased $5.1 million in the December 2008 quarter, or 42.9%, to $6.8 million as compared with the $11.9 million in the December 2007 quarter. The majority of the decrease in gross profits was attributable to the decline in service revenues resulting from the divestiture of the IT service business in the fourth quarter of fiscal 2008. The $4.9 million decline in service gross profits approximates the $4.2 million of service revenues recognized by the IT service business transferred to En Pointe Global Services, LLC (see “Note 7 — Equity Investment”). Product gross profits for the December 2008 quarter decreased $0.2 million to $6.0 million from the December 2007 quarter at $6.2 million. In spite of a $21.8 million decrease in product net sales, gross profits experienced less of a decline due to the 2.9% increase in the gross margin percentage to 11.5% from 8.4% in the December 2007 quarter that resulted, in part, from the outsourcing of the configuration process.

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
     ALLOCATED LOSS (INCOME) TO NONCONTROLLING INTERESTS. Under FIN 46 and other recent changes in consolidation principles, certain noncontrolling interests are required to be consolidated. The Company owns an approximate 30% voting interest in PBPO as of December 31, 2008 and under FIN 46 is required to consolidate PBPO’s financial results in our financial statements. In the first quarter of fiscal 2009, PBPO was profitable and no profits were allocated to the noncontrolling interest. This was due to prior period PBPO losses that were allocated disproportionately to us and which were in excess of our investment in PBPO. As a result of the excess losses taken by us, under Accounting Research Bulletin 51, when future earnings materialize, we can recover those losses taken in full before any allocation is made to the noncontrolling investors. In the quarter ended December 31, 2007, PBPO incurred a loss that was allocated to noncontrolling investors based on their remaining “at risk” capital and percentage of ownership.

     Ovex, which is 70% owned by us, incurred a loss for the first quarter of fiscal 2009 of which 30% has been allocated to noncontrolling interest based on “at risk” capital. However, Ovex incurred a profit in the first quarter of fiscal 2008 of which 30% has been allocated to the noncontrolling interest.
     Noncontrolling interest in thousands allocated by each affiliate for the three months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended
	December 31,
	2008	2007
PBPO	$—	$21
Ovex	19	(64)

Loss (profit) allocations	$19	$(43)

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
  (a) Evaluation of disclosure controls and procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation and solely because we were unable to complete the required management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 due to our limited resources at the time, which failure was not remedied prior to the end of the fiscal quarter covered by the Initial 10-Q, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective. On April 30, 2009, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 that included a complete management’s report on internal control over financial reporting and indicated that we believed that, as of April 28, 2009, we had corrected all material weaknesses in our internal control over financial reporting identified in such report.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In January 2009, in order to avoid the cost of ongoing litigation, we reached a settlement agreement with Church Gardens, LLC (“Church”) relating to an action that was brought against us in July 2006 in San Bernardino County Superior Court, Case No. RCV096518. The complaint centered on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us , by Church’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. Church alleged, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demanded both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract. Under terms of the settlement agreement, Church released to us certain furniture and equipment being warehoused by them and we paid Church $450,000. The full amount of the settlement payment was recognized in the September 2008 quarterly financial statements. The settlement was a business decision and in entering into the settlement, we made no admission of liability.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
By:	/s/ Javed Latif
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 14, 2009