Form 10-Q
period 2009-03-31
EN POINTE TECHNOLOGIES INC
filed 2009-05-15
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [    ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]  NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer", "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____  Accelerated filer  _______   Non-accelerated filer                     Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

As of May 14, 2009, 7,181,941 shares of common stock of the Registrant were issued and outstanding.

INDEX

En Pointe Technologies, Inc.

PART I Item 1. Item 2. Item 4T. PART II Item 1. Item 6.

FINANCIAL INFORMATION

Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2009 and September 30, 2008
Condensed Consolidated Statements of Operations and Comprehensive Income - Three months and six months ended March 31, 2009 and 2008
Condensed Consolidated Statements of Cash Flows - Six months ended March 31, 2009 and 2008
Notes to Condensed Consolidated Financial Statements - March 31, 2009

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

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	March 31,	September 30,
	2009	2008
ASSETS:
Current assets:
Cash	$8,163	$3,691
Restricted cash	10	10
Accounts receivable, net	34,115	35,448
Due from affiliate	--	3,586
Inventories, net	7,462	5,858
Prepaid expenses and other current assets	1,214	1,294
Total current assets	50,964	49,887

Property and equipment, net of accumulated
depreciation and amortization	4,113	4,202

Other assets
Due from affiliate	4,290	--
Equitable securities held in escrow	2,584	7,955
Other	5,766	5,754
Total other assets	12,640	13,709
Total assets	$67,717	$67,798

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable, trade	$19,295	$15,817
Borrowings under line of credit	8,653	7,840
Current maturities of long-term debt	216	375
Accrued liabilities	10,854	11,153
Accrued taxes and other liabilities	6,335	4,522
Total current liabilities	45,353	39,707
Long term liabilities	377	475
Total liabilities	45,730	40,182

Noncontrolling interest	1,934	1,962

Stockholders' equity:
Preferred stock, $.001 par value:
Shares authorized--5,000,000
No shares issued or outstanding	--	--
Common stock, $.001 par value:
Shares authorized--15,000,000; with 7,182,643 and 7,162,643 shares issued	7	7
Additional paid-in capital	43,647	43,616
Treasury stock, 702 shares	(1)	(1)
Accumulated other comprehensive loss	(6,315)	(659)
Accumulated deficit	(17,285)	(17,309)
Total stockholders' equity	20,053	25,654
Total liabilities and stockholders' equity	$67,717	$67,798

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales:
Product	$43,093	$58,480	$95,486	$132,628
Service	2,845	12,087	5,339	24,821
Total net sales	45,938	70,567	100,825	157,449
Cost of sales:
Product	37,834	52,446	84,187	120,368
Service	1,954	7,136	3,661	14,202
Total cost of sales	39,788	59,582	87,848	134,570
Gross profit:
Product	5,259	6,034	11,299	12,260
Service	891	4,951	1,678	10,619
Total gross profit	6,150	10,985	12,977	22,879

Selling and marketing expenses	4,638	9,539	9,568	18,367
General and administrative expenses	3,151	3,891	5,519	6,967
Operating (loss) income	(1,639)	(2,445)	(2,110)	(2,455)

Interest (expense) income, net	(5)	(25)	15	41
Other income (expense), net	1,975	(567)	1,946	(506)
Income (loss) before income taxes and minority interest	331	(3,037)	(149)	(2,920)
(Benefit) provision for income taxes	(18)	(6)	(44)	25
Income (loss) before other items	349	(3,031)	(105)	(2,945)
Allocated income from equity investment	58	--	101	--
Allocated loss (income) to non-controlling interest	9	10	28	(33)
Net income (loss)	416	(3,021)	24	(2,978)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(50)	(51)	(40)	(76)
Valuation adjustment for equity positions	(1,877)	--	(5,616)	--
Comprehensive loss	$(1,511)	$(3,072)	$(5,632)	$(3,054)

Net income (loss) per share:
Basic	$0.06	$(0.42)	$0.00	$(0.42)
Diluted	$0.06	$(0.42)	$0.00	$(0.42)

Weighted average shares outstanding:
Basic	7,182	7,158	7,182	7,158
Diluted	7,182	7,158	7,182	7,158

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$24	$(2,978)
Adjustments to reconcile net (loss) income
to net cash provided by operations:
Depreciation and amortization	993	1,436
Gain on sale of services business	(2,000)	--
Impairment of investment		500
Allowances (recovery) for doubtful accounts, returns, and inventory	(681)	421
(Gain) loss on disposal of assets	(42)	110
Allocated income from equity investment	(100)	--
Allocation of loss (income) to noncontrolling interest	(28)	33
Net change in operating assets and liabilities	4,816	17,398
Net cash provided by operating activities	2,982	16,920

Cash flows from investing activities:
Short-term cash investment	--	954
Purchase of property and equipment	(828)	(1,743)
Investment in securities		(500)
Proceeds from sale of equipment	193	28
Net cash used by investing activities	(635)	(1,261)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	813	(17,503)
Net borrowings (repayments) under short-term financing	1,649	(922)
Proceeds from exercise of employee stock options	31	--
Payment on long term liabilities	(368)	(331)
Net cash provided (used) by financing activities	2,125	(18,756)
Increase in cash	4,472	(3,097)
Cash at beginning of period	3,691	6,000
Cash at end of period	$8,163	$2,903

Supplemental disclosures of cash flow information:
Interest paid	$85	$147
Income taxes paid	$384	$44
Capitalized leases	$110	$222

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation and General Information

    In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited,  (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, and (iii) its minority-owned affiliate Premier BPO, Inc. (a "Variable Interest Entity") and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, referred to as "we," “us” “our” or similar terms), at March 31, 2009, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three months and six months ended March 31, 2009 and 2008, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The year-end balance sheet data were derived from audited financial statements, but do not include disclosures required by generally accepted accounting principles.  Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. It is suggested that these condensed financial statements be read in conjunction with our most recent Form 10-K, as amended, for the fiscal year ended September 30, 2008.

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

    On March 11, 2009, we entered into an Agreement and Plan of Merger (the “Agreement”) with Din Global Corp., a Delaware corporation (“Holding Co.”), and ENP Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Din Global Corp. (“Acquisition Co.”).  Under the terms of the Merger Agreement, Acquisition Co. will be merged with and into En Pointe Technologies, Inc., and we will continue as the surviving corporation and a wholly-owned subsidiary of Holding Co. (the “Merger”).  As of March 11, 2009, Holding Co. was owned by our Chief Executive Officer, Attiazaz “Bob” Din, and, prior to the Merger, is anticipated to be owned by Mr. Din, Naureen Din (Mr. Din’s wife and also a member of our Board of Directors), and members of Mr. and Mrs. Din’s family.

    At the effective time of the Merger, each of our issued and outstanding shares of common stock (the “Common Stock”), other than shares of Common Stock owned by us, Acquisition Co., Holding Co., Mr. Din, Mrs. Din and members of Mr. and Mrs. Din's family and any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive $2.50 in cash, without interest.  Additionally, each outstanding option to purchase Common Stock will be canceled immediately prior to the effective time of the Merger in exchange for the right to receive a cash payment equal to the difference between $2.50 and the per share exercise price of such option, multiplied by the number of shares of Common Stock subject to such option.  Mr. and Mrs. Din will not receive any payment for the cancellation of their respective options.

    Our Board of Directors (without the participation of Mr. and Mrs. Din in deliberations or voting) approved the Agreement on the unanimous recommendation of a Special Committee composed solely of independent directors (the “Special Committee”).

    We have made customary representations, warranties and covenants in the Agreement, including covenants that we will run our business in the ordinary course of business consistent with past practice and will refrain from taking certain actions between the date of the Agreement and the date of closing of the Merger.  Our representations and warranties each expire at the effective time of the Merger.  The Agreement permitted us to solicit alternative acquisition proposals from third parties until April 10, 2009.  However, no potential transaction partners expressed an interest during that period in pursuing a transaction likely to lead to a takeover proposal as an alternative to the merger.  In addition, we may, at any time, subject to the terms of the Agreement, respond to unsolicited proposals.  There can be no assurance that this process will result in an alternative transaction.  We do not intend to disclose developments with respect to the solicitation process unless and until our Board of Directors has made a decision with respect to the alternative acquisition proposals, if any, it receives.

    Consummation of the Merger is subject to obtaining regulatory approvals and other customary closing conditions, including among others, no material change in our representations and warranties prior to the closing of the Merger, Acquisition Co.’s ability to obtain sufficient financing, holders of not more than ten percent of our outstanding Common Stock seeking appraisal rights of their shares, we shall have obtained any necessary third party consents, approval of the Merger by our stockholders, including a separate approval of stockholders other than Holding Co., Acquisition Co., Mr. Din, Mrs. Din, their children and any of their respective affiliates.  The parties to the Agreement expect to close the transaction in the second quarter of 2009.  We, however, can provide no assurance that the Merger will be completed.

    The Agreement may be terminated under certain circumstances, including if our Board of Directors (or the Special Committee) has determined in good faith that it has received a superior proposal and otherwise complies with certain terms of the Agreement or if the Merger shall not have been consummated by July 31, 2009.  Upon the termination of the Agreement, under specified circumstances, we will be required to pay Holding Co. a termination fee of up to $350,000.  Additionally, under specified circumstances, Holding Co. will be required to pay us a termination fee of $350,000.  Mr. Din has agreed to guarantee of any such amounts payable by Holding Co. to us.

Note 2 – Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$416	$(3,021)	$24	$(2,978)

Weighted average shares outstanding	7,182	7,158	7,182	7,158
Effect of dilutive securities:
Dilutive potential of options	--	--	--	--
Weighted average shares and share equivalents
outstanding	7,182	7,158	7,182	7,158

Basic income (loss) per share	$0.06	$(0.42)	$0.00	$(0.42)
Diluted income (loss) per share	$0.06	$(0.42)	$0.00	$(0.42)

Note 3 – Recent Accounting Pronouncements

Accounting pronouncements adopted:

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We adopted this accounting pronouncement effective October 1, 2008 and the adoption has not had a material effect on our consolidated financial statements.

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

Accounting pronouncements pending adoption:

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not anticipate that the adoption of this accounting pronouncement will have a material effect on our consolidated financial statements.

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

	As of and for the Quarter Ended March 31, 2009
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$45,356	$582	$--	$--	$--	$45,938
Intersegment sales	$0	$1,895	$150	$--	$(2,045)	$0
Depreciation and amortization	$327	$91	$10	$1	$--	$429
Segment (loss) profit	$763	$(353)	$7	$(1)	$--	$416
Segment assets	$64,260	$3,937	$206	$17	$(703)	$67,717

	As of and for the Six Months Ended March 31, 2009
	US	Pakistan	China
	Sales of Product	Business Process	Business Process		Intersegment	Consolidated
	and Services	Services	Services	En Pointe Europe	Eliminations	Total
Sales from non affiliated customers	$99,911	$914	$--	$--	$--	$100,825
Intersegment sales	$--	$3,707	$282	$--	$(3,989)	$0
Depreciation and amortization	$711	$262	$20	$--	$--	$993
Segment (loss) profit	$756	$(729)	$(2)	$(1)	$--	$24
Segment assets	$64,260	$3,937	$206	$17	$(703)	$67,717

Note 5 – Litigation

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

    On October 21, 2008, Pacific Blue Micro filed its Complaints against one of our employees who was a former Pacific Blue Micro employee and against us as defendants therein.us in Case Number 30-2008-00113542 in the Superior Court of Orange County, California. We and our employee have cross-complained against Pacific Blue Micro. We vigorously dispute any liability to Pacific Blue Micro.

 On October 23, 2008, two former employees served Cross-Complaints against us in Case Number BC-397341 in the Superior Court of Los Angeles County, California. We had sued our former employees and they cross-complained against us. We vigorously dispute liability to them.

On January 20, 2009, Softchoice Corporation filed its second amended Complaint in Case Number CL07-5777 in the Circuit Court for the City of Norfolk, Virginia against one of our employees who was a former Softchoice Corporation employee and against us and our subsidiary, En Pointe Technologies Sales, Inc., as defendants therein. We vigorously dispute liability.

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

Note 6 - Fair Value Measurements

    Effective October 1, 2008, we adopted Statement of Financial Accounting Standard No. 157,  Fair Value Measurements (“FAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.

    The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Marketable equities	$3,214	$--	$--	$3,214

Note 7 - Equity Investment

    For the three months and six months ended March 31, 2009, the financial results of En Pointe Global Services LLC ("EP Global"), in which we have a 19.5% equity interest was as follows:

	(In Thousands)
	Quarter Ended	Six Months Ended
	March 31, 2009	March 31, 2009
Statement of Operations
Net service revenues	$10,469	$20,677
Cost of revenues	6,027	12,008
Total gross profit	4,442	8,669
Selling, marketing and administration	4,145	8,154
Net income allocatable to partners	$297	$515
En Pointe percentage ownership	19.5%	19.5
Allocated to En Pointe	$58	$100

Balance Sheet		March 31, 2009
Cash		$59
Accounts receivable, net		6,957
Other current assets		736
Total current assets		7,752
Property and equipment, net		1,242
Total Assets		$8,994

Accounts payable		$294
Accrued liabilities and deferred revenue		1,769
Due En Pointe		4,219
Total current liabilities		6,282
Member equity		2,712
Total Liabilities and Member Equity		$8,994

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, its majority-owned subsidiary Ovex Technologies (Private) Limited , and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as "we," “us” “our” or similar terms.

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

    Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.  The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein and to consider other risks detailed more fully in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2008.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

    There have been no major changes to our critical accounting policies since the disclosure of critical accounting policies made in the September 30, 2008 Annual Report on Form 10-K, as amended.

Comparisons of Financial Results

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales:
Product	93.8%	82.9%	94.7%	84.2%
Services	6.2	17.1	5.3	15.8
Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	11.5	8.6	11.2	7.8
Services	1.9	7.0	1.7	6.7
Total gross profit	13.4	15.6	12.9	14.5
Selling and marketing expenses	10.1	13.6	9.5	11.7
General and administrative expenses	6.9	5.5	5.5	4.4
Operating loss	(3.6)	(3.5)	(2.1)	(1.6)
Interest (expense) income, net	0.0	0.0	0.0	0.1
Other (expense) income, net	4.3	(0.8)	1.9	(0.3)
Income (Loss) before taxes and other items	0.7	(4.3)	(0.1)	(1.9)
(Benefit) provision for income taxes	0.0	0.0	0.0	0.0
Income (loss) before other items	0.7	(4.3)	(0.1)	(1.9)
Allocated income from equity investment	0.2	(0.0)	0.1	(0.0)
Allocated loss (income) to noncontrolling interest	0.0
Net income (loss)	0.9%	(4.3)%	0.0%	(1.9)%

Comparison of the Results of Operations for the Three Months and Six Months Ended March 31, 2009 and 2008

     NET SALES

NET SALES COMPARISONS
	Three Months Ended			Six Months Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2009	2008	Change	2009	2008
Net sales:
Product	$(15.4)	$43.1	$58.5	$(37.1)	$95.5	$132.6
Services	$(9.3)	$2.8	$12.1	$(19.5)	$5.3	$24.8
Total	$(24.7)	$45.9	$70.6	$(56.6)	$100.8	$157.4
Percentage change	(35.0)%			(36.0)%

		March 31,	December 31,
Sequential Comparison	Change	2009	2008
Net sales:
Product	$(9.3)	$43.1	$52.4
Services	$0.3	$2.8	$2.5
Total	$(9.0)	$45.9	$54.9
Percentage change	(16.4)%

    Net sales decreased $24.7 million, or 35.0%, in the March 2009 quarter as compared to the March 2008 quarter, with decreases in net sales of both product and services.   Of the $24.7 million decline in net sales, $9.3 million resulted from the absence of service revenue that is now reported by EP Global as a result of the divestiture of the IT services business in July 2008 (see "Note 7 - Equity Investment").  Service revenues are now limited to those provided by PBPO for the selling of business process outsourcing services of $1.5 million in the March 2009 quarter, vendor configuration services, third-party product maintenance agreement sales (a combined $1.1 million in the March 2009 quarter) and a small amount of business outsourcing services as provided by Ovex of $0.2 million in the March 2009 quarter.  The remaining $15.4 million decline in net product sales, or 26.3%, is reflective of the loss of some major customers that were replaced by new customers making less purchases, as well as sharp reductions in spending by other major customers.

    The decline in net sales can be assessed by a review of our top twenty customers that accounted for 52% of core net sales revenues ("core" defined as sales of other than sales of business process outsourcing services and product and service revenue from foreign subsidiaries) during both March fiscal quarters.  Eleven new top twenty customers were added to the mix in the March 2009 quarter while eleven were dropped from the March 2008 quarter.  However, the added new top twenty customers that replaced those lost from the prior March quarter contributed $1.4 million less in net sales, or 9.6% less, than in the comparable prior March quarter.  The decline in net sales was much more pronounced in the remaining nine repeat top twenty customers from the March 2008 fiscal year quarter.  The decline in their net sales amounted to $6.9 million in the March 2009 quarter over the March 2008 quarter, or 42.0% less.  The drop in the large repeat enterprise customers of 42.0% was much greater than that found in the remaining customer base.  Sales to customers outside of the top twenty decreased $7.5 million to $20.4 million, or 26.9%, from the $27.8 million in the March 2008 quarter.

    Software sales in the March 2009 quarter continued to increase as a percentage of total product net sales.  For the March 2009 quarter, software sales were 35.0% of total net product sales as compared with 30.8% of total net product sales in the March 2008 quarter.  Software sales, including licenses, maintenance, and agency commissions related thereto, decreased $2.9 million in the March 2009 quarter to $15.1 million from $18.0 million in the March 2008 quarter.

Our non-core net sales were essentially flat with $2.1 million of revenues recorded in the March 2009 quarter as compared with $1.6 million of revenues in the March 2008 quarter.

 On a sequential basis, net sales decreased $9.0 million, or 16.4%, when compared with the December 2008 quarter, as a result of decreased product revenue.

For the six months ended March 31, 2009, net sales followed a similar pattern as in the second quarter of fiscal 2009 and 2008, decreasing $56.6 million, or 36.0%, as compared with the first six months of fiscal 2008.  Of the $56.6 million decrease in net sales for the six months ended March 31, 2009 compared with the prior period in 2008, $19.5 million relates to the loss of the IT service business that was divested in July 2008.  The remaining $37.1 million decrease, or 28.0%, was a result of losses in product net sales for the same reasons as discussed above for the second quarter of fiscal year 2009 results.

 Net sales to one customer amounted to 10.6% in the March 2009 quarter, while no one customer accounted for more than 10% of sales in the March 2008 quarter.  For the six months ended March 31, 2009 and 2008, no one customer accounted for more than 10% of net sales.

GROSS PROFIT

GROSS PROFIT COMPARISONS
	Three Months Ended			Six Months Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2009	2008	Change	2009	2008
Gross profit:
Product	$(0.7)	$5.3	$6.0	$(1.0)	$11.3	$12.3
Services	$(4.1)	$0.9	$5.0	$(8.9)	$1.7	$10.6
Total	$(4.8)	$6.2	$11.0	$(9.9)	$13.0	$22.9
Percentage change	(43.6)%			(43.2)%
Gross margin percentage:
Product	1.9%	12.2%	10.3%	2.6%	11.8%	9.3%
Services	(9.7)%	31.3%	41.3%	(11.4)%	31.4%	42.7%
Combined gross margin percentage	(2.1)%	13.5%	15.6%	(1.7)%	12.9%	14.5%

		March 31,	December 31,
Sequential Comparison	Change	2009	2008
Gross profit:
Product	$(0.7)	$5.3	$6.0
Services	$0.1	$0.9	$.8
Total	$(0.6)	$6.2	$6.8
Percentage change	(8.8)%
Gross margin percentage:
Product	0.7%	12.2%	11.5%
Services	(0.3)%	31.3%	31.6%
Combined gross margin percentage	1.1%	13.5%	12.4%

Gross profits decreased $4.8 million in the March 2009 quarter, or 43.6%, to $6.2 million as compared with the $11.0 million in the March 2008 quarter.  The majority of the decrease in gross profits was attributable to the decline in service revenues resulting from the divestiture of the IT service business in the fourth quarter of fiscal 2008.  The $4.1 million decline in service gross profits in the March 2009 quarter compared with the March 2008 quarter approximates the $4.4 million of service revenues recognized by the IT service business transferred to EP Global (see "Note 7 - Equity Investment").   Product gross profits for the March 2009 quarter decreased $0.7 million to $5.3 million from the March 2008 quarter of $6.0 million.  The $0.7 million decline in product gross profitswas attributable primarily to the $15.4 million decrease in product net sales, as the product gross margin percentage increased 1.9% to 12.2% from 10.3% in the March 2008.

Software agency commissions, provided chiefly by Microsoft, Inc., are recorded net of costs and have a major influence on product gross profits.  As a result, the decrease in software agency commissions for the March 2009 quarter of $0.8 million over the March 2008 quarter to $1.6 million from $2.4 million was a drag on the 1.9% increase in product gross margin percentage of approximately 0.4%.  The current decrease noted in software agency commissions follows the Company’s recent disclosure for the December 2008 quarter of an anticipated a future erosion of the agency commission fee structure from Microsoft, Inc.  Software gross profits combined with agency commissions amounted to $2.6 million of the $5.3 million total gross profits for the March 2009 quarter.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased $4.9 million, or 51.4%, to $4.6 million in the March 2009 quarter, from $9.5 million in the March 2008 quarter.  Most of the $4.9 million decrease is attributed to the absence of selling and marketing expenses related to the services business transferred to EP Global as EP Global incurred $4.1 million in selling and marketing expenses for the March 2009 quarter.

For the six months ended March 31, 2009 as compared with the same six month period in 2008, selling and marketing expenses were similarly reduced from the absence of EP Global expenses.  Selling and marketing expenses for this period decreased $8.8 million, or 47.9%, to $9.6 million as compared with $18.4 million in the prior fiscal period.

Selling and marketing expenses as a percentage of net sales likewise decreased 3.5% to 10.1% in the March 2009 quarter from the 13.6% recorded in the March 2008 quarter.  On a sequential basis, selling and marketing expenses remained relatively constant decreasing $0.3 million in the March 2009 quarter from the $4.9 million incurred in the December 2008 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased $0.7 million, or 19.0%, to $3.2 million in the March 2009 quarter from the $3.9 million in the March 2008 quarter.  The decrease was principally from the absence of general and administrative expenses related to the services business that was transferred to EP Global.

For the six months ended March 31, 2009, general and administrative expenses decreased $1.5 million to $5.5 million, or 20.8%, as compared with the $7.0 million incurred in the first six months of fiscal 2008.  The decrease was again principally from the absence of general and administrative expenses related to the services business that was transferred to EP Global.

On a sequential basis, general and administrative expenses increased $0.8 million in the March 2009 quarter from the $2.4 million incurred in the December 2008 quarter.  The sequential increase is due to the March 2009 quarter having incurred additional costs related to the pending merger proposal.  Expressed as a percentage of net sales, general and administrative expenses increased 4.4% to 6.9%.  The percentage increase was caused by the decrease in the net sales base upon which to spread the general and administrative costs.

    OPERATING LOSS.  The operating loss decreased $0.8 million in the March 2009 quarter to $1.6 million compared with a $2.4 million of operating loss in the March 2008 quarter.  The decrease in the operating loss was a result of the $5.6 million decrease in operating expenses exceeding the $4.8 million decrease in gross profits.

For the six months ended March 31, 2009, the operating loss decreased $0.4 million to $2.1 million, or 14.1%, as compared with the $2.5 million operating loss in the first six months of fiscal 2008.  The decrease was also because the decrease in operating expenses exceeded the decrease in gross profits for the period.

     INTEREST (EXPENSE) INCOME, NET.  For the three months and six months ended March 31, 2009 and 2008, net interest (expense) income was as  follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income	$43	$48	$100	$188
Interest expense	(48)	(73)	(85)	(147)
	$(5)	$(25)	$15	$41

Interest income results principally from short-term money market investments earned from excess cash holdings and short-term cash investments.   Interest expense results principally from lease financing.

OTHER INCOME (EXPENSE), NET.  For the three months and six months ended March 31, 2009 and 2008, net other income was as  follows (in thousands):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Gain on sale of service business	$2,000	$--	$2,000	$--
Gain on sale of Indian subsidiary	38		38	--
Loss on note receivable	--	(500)	--	(500)
Prepaid lease amortization on investment	(75)	(50)	(150)	(50)
Other income	12	(17)	58	44

Total net other income (expense)	$1,975	$(567)	$1,946	$(506)

Net other income increased $2.5 million in both the March 2009 quarter as compared to the March 2008 quarter and in the six months ended March 31, 2009 as compared with the six months ended March 31, 2008.  The increases were from the gain on the sale of the service business, the gain on the sale of En Pointe Technologies India Pvt. Ltd (a majority owned subsidiary that took place in the March 2009 quarter) and the presence in the fiscal 2008 periods of a loss on a note receivable.  The $2.0 million gain on the sale of the service business relates to the July 9, 2008 sale of an 80.5% interest in EP Global.  Two million dollars of the gain from the sale had been deferred until payment was forthcoming.  The Indian subsidiary performed programming services for our internal use and was sold to Allied Digital Services, Ltd., the 80.5% partner in EP Global.  The sale of the Indian subsidiary, which was effective as of January 1, 2009, closed on March 31, 2009 and the proceeds from the sale, 2,039,048 Indian Rupees (which was estimated at $41,000) are payable on June 30, 2009.

BENEFIT FOR INCOME TAXES.   For the March 2009 quarter, we estimated a net income tax benefit of $18,000 for the quarter.  The tax benefit reflects the potential of a federal tax refund from the $114,000 of federal income taxes paid in the prior fiscal year of which one quarter, or $28,500 has been recognized for the quarter, reduced by estimated state minimum income taxes of $10,500.  For the six months ended March 31, 2009, $57,000 federal tax benefit has been recognized reduced by $13,500 of state minimum income taxes.

     As of March 31, 2009, there were no available federal net operating loss carry forwards as all net operating loss carryforwards were applied in full in the prior fiscal year.

    ALLOCATED LOSS (INCOME) TO NONCONTROLLING INTERESTS.   Under FIN 46 and other recent changes in consolidation principles, certain noncontrolling interests are required to be consolidated.  We own an approximate 30% voting interest in PBPO as of March 31, 2009 and under FIN 46 are required to consolidate PBPO’s financial results in our financial statements.   In the second quarter of fiscal 2009 and in the six months of fiscal 2009, PBPO incurred losses that were allocated to the noncontrolling interest.

    Ovex, which is 70% owned by us, was profitable for the second quarter of fiscal 2009 of which 30% has been allocated to noncontrolling interest.  For the six months ended March 31, 2009 Ovex incurred losses of which 30% has been allocated to the noncontrolling interest.

    For the three months and six months ended March 31, 2009 and 2008, allocations to noncontrolling interest was as  follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

PBPO	$10	$--	$9	$21
Ovex	(1)	10	19	(54)
Loss (profit) allocations	$9	$10	$28	$(33)

    NET INCOME (LOSS).  For the March 2009 quarter net income of $0.4 million was realized as compared with a net loss of $3.0 million in the March 2008 quarter.  The increase approximate of $3.4 million net income for the March 2008 quarter was due primarily a decline in operating loss of $0.8 million and $2.6 million increase in non-operating income.   For the six months ended March 31, 2009, net income increased $3.0 million from a decline in operating loss of $0.3 million and $2.7 million increase in non-operating income.

Liquidity and Capital Resources

   Sources of liquidity for us include cash and cash equivalents, cash flow from operations, and amounts available under our GE and IBM financing facilities.  These sources have been adequate for day-to-day operations and for capital expenditures.  Although there can be no assurance, management believes that the remaining cash balances, cash flows from operations, and availability of funds under our financing facilities will be sufficient to satisfy our operating requirements for the next fiscal year.  As of March 31, 2009, we had approximately $8.2 million in cash and working capital of $5.6 million.

Cash flows from operating activities:

    During the six months ended March 2009, operating activities provided cash totaling $3.0 million as compared with $16.9 million in the comparable period of the prior fiscal year.  The primary reason for the $13.9 million net decrease in cash from operating activities was the decrease of $14.0 million of accounts receivable that generated cash in the six month period ended March 2008 whereas in the comparable fiscal year 2009 period there was a $4.0 million increase in accounts receivable, providing a net decrease of $10.0 million.  In addition, the increases in inventory had a $5.0 million net adverse effect on operating cash when comparing the March 2009 and 2008 six month periods.

    Accounts receivable, net of allowances for returns and doubtful accounts, at March 31, 2009 and 2008, was $34.1 million and $47.0 million, respectively, a decrease of $12.9 million.  The number of days’ sales, or DSOs, outstanding in accounts receivable was 62 and 57, as of March 31, 2009 and 2008, respectively.  The increase in DSOs was due to the slowing in payments from customers.  While we have experienced improvements in the customer ageing in current, 30 day past due, and 60 day past due categories, the over 90 day past due has increased.  Over 90 day past due has arisen to 8%, or $3.3 million, of total receivables in the March 2009 quarter as compared with 2% in the March 2008 quarter.   Almost half of the $3.3 million, or $1.5 million has been specifically set aside for customers that are doubtful for collection or in bankruptcy.  The remaining represent customers that have become slower pay.

Cash flows from investing activities:

    Investing activities used cash totaling $0.6 million during the six months ended March 2009, a decrease of $0.6 million from that expended in the prior fiscal year period.  The $0.6 million decrease resulted principally from the reduction in the purchase of property and equipment of $0.9 million offset by the absence in the March 2009 six month period of net expenditures for investments of $0.5 million that was present in the March 2008 six month period.

Cash flows from financing activities:

    Financing activities provided net cash totaling $2.1 million in the six months ended March 2009, as opposed to the $18.8 million of cash that was used from financing activities primarily in the net repayment of credit facilities in the prior fiscal year period.  The total $20.9 million increase in cash provided in the fiscal 2009 period over the fiscal 2008 period was from the increased borrowings under lines of credit and our export loan.

Credit facilities:

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

    We were in compliance with all of the debt covenants under the GE Agreements, as amended and supplemented to date, as of March 31, 2009.

    The GE facility is collateralized by accounts receivable, inventory and substantially all of our other assets.  As of March 31, 2009, approximately $8.7 million in borrowings were outstanding under the $45.0 million financing facility.  At March 31, 2009, there were additional borrowings available of approximately $18.0 million after taking into consideration the borrowing limitations under the Agreements, as amended to date.

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
Funded debt (as defined under the Agreement) divided by EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) must be less than or equal to 3.5:1.0

    We were in compliance with all of the debt covenants under the IBM financing agreement as of March 31, 2009.

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

(a) Evaluation of disclosure controls and procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation and solely because we were unable to complete the required management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 due to our limited resources at the time, which failure was not remedied prior to the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer  concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective.

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

(b) Changes in internal controls

    As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as amended, our management evaluated the effectiveness of our internal control over financial reporting (ICFR) as of September 30, 2008 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008 due to the following material weaknesses in internal control over financial reporting:

•	ineffective controls over changes and access to financial reporting applications and related sub systems;

•	an insufficient level of information technology personnel to execute general computing controls over our information technology structure; and

•	an insufficient level of experienced personnel to timely execute our annual assessment of internal controls over financial reporting.

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

    Our audit committee and management instituted steps during the fiscal quarter ended March 31, 2009 to remediate all of the material weaknesses in our internal control over financial reporting as of September 30, 2008 identified in our management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as amended.  We hired additional temporary staff and arranged for the use of financial and IT consultants to provide us with the assistance necessary to remediate the material weaknesses. We developed a remediation plan to address these material weaknesses. The plan consists of the following elements:

•	Implementation of an application to document and track significant changes to information technology (“IT”) applications and related subsystems;

•	Issuance and monitoring of policies and procedures for significant IT activities relating to change management, operations and security, including the disposal of IT assets;

•	Allocation of additional resources to complete documentation, testing and remediation of the general computing controls over our IT structure;

•	Outsourcing of the monitoring of our IT network and firewall to a reputable third party vendor; and

•	Updated password policies related to our financial reporting applications and related operating systems.

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

    On October 21, 2008, Pacific Blue Micro filed its Complaints against one of our employees who was a former Pacific Blue Micro employee and against us as defendants therein.us in Case Number 30-2008-00113542 in the Superior Court of Orange County, California. We and our employee have cross-complained against Pacific Blue Micro. We vigorously dispute any liability to Pacific Blue Micro.

 On October 23, 2008, two former employees served Cross-Complaints against us in Case Number BC-397341 in the Superior Court of Los Angeles County, California. We had sued our former employees and they cross-complained against us. We vigorously dispute liability to them.

On January 20, 2009, Softchoice Corporation filed its second amended Complaint in Case Number CL07-5777 in the Circuit Court for the City of Norfolk, Virginia against one of our employees who was a former Softchoice Corporation employee and against us and our subsidiary, En Pointe Technologies Sales, Inc., as defendants therein. We vigorously dispute liability.

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

Date:  May 15, 2009