Form 10-Q/A
period 2008-12-31
EN POINTE TECHNOLOGIES INC
filed 2009-07-07
CIK 1010305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends and restates in it entirety the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 17, 2009 (the “Initial 10-Q”), as previously amended and restated by Amendment No. 1 to Form 10-Q filed on May 14, 2009. This Amendment was deemed necessary under derivative accounting as applied to the fair valuing of a derivative received in the July 9, 2008 sale of the services business which resulted in reclassifying a $5.2 million valuation loss from Other Comprehensive Loss to Non-Operating Loss.
     The loss in valuation of the derivative results from the escrow receivable that was held at September 30, 2008 with a net value of $8.0  million being considered a combination host contract and derivative with the derivative accounted for using mark-to-market accounting. The mark-to-market adjustment of $5.2 million was necessary because on November 25, 2008, 745,000 shares of ADSL stock were received in the name of the Company, and with title passing to the Company, the derivative that was primarily dependent on the valuation of the ADSL stock was no longer considered subject to derivative accounting. As a result, a final recognition of the $5.2 million decrease in the value of the derivative on November 24, 2008 was required to be reported in earnings for the first quarter of fiscal year 2009, with the subsequent increase in value of $1.5 million of the ADSL stock reported as Other Comprehensive Income under FASB 115. The $5.2 million loss is shown as a separate line item, loss in valuation of derivative, and is classified with non-operating income.
     The restatement does not change the previously reported total Comprehensive Loss of $4.1 million. The restatement increases Net Loss to $5.6  million and increases Other Comprehensive Income to $1.5 million which nets to the previously reported $4.1  million Comprehensive Loss. Except as otherwise stated herein, no other information contained in the Initial 10-Q, as previously amended, has been updated by this Amendment No. 2, and no disclosures have been updated to reflect events that occurred at a later date.

En Pointe Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands Except Share and Per Share Amounts)

	December	September
	31,	30,
	2008	2008
	(RESTATED)
ASSETS:
Current assets:
Cash	$9,677	$3,691
Restricted cash	10	10
Accounts receivable, net	35,568	35,448
Due from affiliate	—	3,586
Inventories, net	6,805	5,858
Prepaid expenses and other current assets	1,570	1,294

Total current assets	53,630	49,887

Property and equipment, net of accumulated depreciation and amortization	4,289	4,202

Other assets
Due from affiliate	3,936	—
Equitable securities held in escrow	4,232	7,955
Other	5,647	5,754

Total other assets	13,815	13,709

Total assets	$71,734	$67,798

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$22,230	$15,817
Borrowings under line of credit	9,069	7,840
Short-term borrowings and current maturities of long-term debt	222	375
Accrued liabilities	10,820	11,153
Accrued taxes and other liabilities	5,462	4,522

Total current liabilities	47,803	39,707
Long term liabilities	428	475

Total liabilities	48,231	40,182

Noncontrolling interest	1,943	1,962

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized—5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized—15,000,000; with 7,182,643 and 7,162,643 shares issued	7	7
Additional paid-in capital	43,643	43,616
Treasury stock, 702 shares	(1)	(1)
Accumulated other comprehensive income (loss)	842	(659)
Accumulated deficit	(22,931)	(17,309)

Total stockholders’ equity	21,560	25,654

Total liabilities and stockholders’ equity	$71,734	$67,798

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Income
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three months ended
	December 31,
	2008	2007
	(RESTATED)
Net sales:
Product	$52,393	$74,148
Service	2,494	12,734

Total net sales	54,887	86,882

Cost of sales:
Product	46,353	67,922
Service	1,707	7,066

Total cost of sales	48,060	74,988

Gross profit:
Product	6,040	6,226
Service	787	5,668

Total gross profit	6,827	11,894

Selling and marketing expenses	4,930	8,828
General and administrative expenses	2,368	3,076

Operating loss	(471)	(10)

Interest income, net	20	66
Loss in valuation of derivative	(5,230)	—
Other (expense) income, net	(29)	61

(Loss) income before income taxes and other items	(5,710)	117
(Benefit) provision for income taxes	(26)	31

(Loss) income before allocated income in equity investment and noncontrolling interest allocation	(5,684)	86
Allocated income in equity investment	43	—
Allocated loss (income) to noncontrolling interest	19	(43)

Net (loss) income	(5,622)	43
Other comprehensive income (loss)
Foreign currency translation adjustment	10	(25)
Valuation adjustment for equity positions	1,491	—

Comprehensive (loss) income	$(4,121)	$18

Net (loss) income per share:
Basic	$(0.78)	$0.01

Diluted	$(0.78)	$0.01

Weighted average shares outstanding:
Basic	7,182	7,158

Diluted	7,182	7,371

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three months ended
	December 31,
	2008	2007
	(RESTATED)
Cash flows from operating activities:
Net (loss) income	$(5,622)	$43
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	513	697
Allowances (recovery) for doubtful accounts, returns, and inventory	(702)	99
Loss in valuation of Derivative	5,230	—
Loss on disposal of assets	65	—
Allocated income in equity investment	(43)	—
Allocation of loss (income) to noncontrolling interest	(19)	44
Net change in operating assets and liabilities	6,095	16,925

Net cash provided by operating activities	5,517	17,808

Cash flows from investing activities:
Disposition of short-term cash investment	—	989
Purchase of property and equipment	(475)	(1,023)

Net cash used by investing activities	(475)	(34)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	1,229	(15,790)
Net borrowings under short-term financing	237	344
Proceeds from exercise of employee stock options	27	—
Payment on long term liabilities	(549)	(160)

Net cash provided (used) by financing activities	944	(15,606)

Increase in cash	5,986	2,168
Beginning cash	3,691	6,000
Ending cash	$9,677	$8,168

Supplemental disclosures of cash flow information:
Interest paid	$241	$75

Income taxes paid	$384	$44

Capitalized leases	$112	$55

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
Restatement
     We determined that our financial statements as of December 31, 2008 and for the quarter then ended required restatement to present a decrease of $5.2 million in the valuation of the 745,000 shares of Allied Digital Services, Ltd., or ADSL, stock as a part of Net Loss instead of as a part of Other Comprehensive Loss as previously reported. The ADSL stock was acquired in conjunction with the sale of the services business on July 9, 2008.
     The value of the ADSL stock decreased by $5.2 million from September 30, 2008 through November 24, 2008, and increased by $1.5 million from November 24, 2008 through December 31, 2008, for a net decrease of $3.7 million. Previously, we had reported the net decrease of $3.7 million as part of Other Comprehensive Loss. The effect of this restatement is to increase the Net Loss by $5.2 million and reduce the Other Comprehensive Loss by the same amount. The total assets and the total stockholders’ equity do not change as a result of this restatement.
     The restatement was deemed necessary under FASB 133 relating to derivative accounting and is in reference to the escrow receivable held at September 30, 2008 which was considered to be a derivative that is accounted for using mark-to-market accounting (as was done at September 30, 2008). The mark-to-market adjustment of $5.2 million was necessary because on November 25, 2008 the 745,000 shares of ADSL stock were received in the name of the Company and with title passing to the Company, the ADSL stock was no longer considered subject to derivative accounting. As a result, a final recognition of the change in value of the derivative was required to be reported in earnings, and future changes in value of the ADSL stock will be reported as Other Comprehensive Income under FASB 115.
     The following table reconciles the Company’s December 31, 2008 consolidated financial statements as previously reported to the restated amounts.

Consolidated Balance Sheet
(In Thousands)

	December 31, 2008
	As Originally		As
	Reported	Adjustment	Restated
ASSETS:
Current assets:
Cash	$9,677	$—	$9,677
Restricted cash	10	—	10
Short term cash investment	0	—	0
Accounts receivable, net	35,568	—	35,568
Inventories, net	6,805	—	6,805
Prepaid expenses and other current assets	1,570		1,570

Total current assets	53,630	—	53,630
Property and equipment, net	4,289	—	4,289
Due from affiliate	3,936	—	3,936
Equitable securities held in escrow	4,232	—	4,232
Other	5,647	—	5,647

Total assets	$71,734	$—	$71,734

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$22,230	$—	$22,230
Borrowings under line of credit	9,069	—	9,069
Short-term borrowings and current maturities of long-term debt	222	—	222
Accrued liabilities	10,820	—	10,820
Accrued taxes and other liabilities	5,462	—	5,462

Total current liabilities	47,803	—	47,803
Long term liabilities	428	—	428

Total liabilities	48,231	—	48,231

Non-controlling interest	1,943	—	1,943

Stockholders’ equity:
Common stock	7	—	7
Additional paid-in capital	43,643	—	43,643
Treasury stock	(1)	—	(1)
Accumulated other comprehensive income	(4,388)	5,230	842
Accumulated deficit	(17,701)	(5,230)	(22,931)

Total stockholders’ equity	21,560	0	21,560

Total liabilities and stockholders’ equity	$71,734	$0	$71,734

Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Per Share Amounts)

	Quarter Ended December 31, 2008
	As Originally		As
	Reported	Adjustment	Restated
Operating loss	$(471)	$—	$(471)

Interest income, net	20	—	20
Loss in valuation of derivative	—	(5,230)	(5,230)
Other income, net	(29)	—	(29)

Loss before income taxes and non-controlling interest	(480)	—	(5,710)
Income tax (benefit) provision	(26)		(26)

Loss before other items	(454)	—	(5,684)
Loss from equity investment	43	—	43
Non-controlling interest	19	—	19

Net loss	(392)	—	(5,622)
Other comprehensive income
Foreign currency translation adjustment	10	—	10
Valuation adjustment for equity position	(3,739)	5,230	1,491

Comprehensive loss	$(4,121)	$5,230	$(4,121)

Net income per share:
Basic	$(0.05)	$—	$(0.78)

Diluted	$(0.05)	$—	$(0.78)

Weighted average shares outstanding:
Basic	7,182	—	7,182

Diluted	7,182	—	7,182

Consolidated Statements of Cash Flows
(In Thousands)

	Quarter Ended December 31, 2008
	As Originally		As
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(392)	$(5,230)	$(5,622)
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	513	—	513
Allowances (recovery) for doubtful accounts, returns and inventory	(702)	—	(702)
Loss in valuation of derivative	—	5,230	5,230
Loss on disposal of assets	65	—	65
Allocated income in equity investment	(43)	—	(43)
Allocation of loss (income) to noncontrolling interest	(19)	—	(19)
Net change in operating assets and liabilities	6,095	—	6,095

Net cash provided by operating activities	$5,517	$—	$5,517

Note 2 – Computation of Earnings Per Share
          The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	December 31,
	2008	2007
Net (loss) income	$(5,622)	$43

Weighted average shares outstanding	7,182	7,158
Effect of dilutive securities:
Dilutive potential of options	0	213

Weighted average shares and share equivalents outstanding	7,182	7,371

Basic (loss) income per share	$(0.78)	$0.01

Diluted (loss) income per share	$(0.78)	$0.01

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

	As of and for the Quarter Ended December 31, 2008
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total
Sales from non affiliated customers	$54,389	$333	$165	$—	$—	$54,887
Intersegment sales	$0	$1,812	$—	$—	$(1,812)	$0
Depreciation and amortization	$380	$124	$8	$1	$—	$513
Segment (loss) profit	$(5,589)	$(67)	$35	$(1)	$—	$(5,622)
Segment assets	$67,922	$4,295	$212	$17	$(712)	$71,734

	As of and for the Quarter Ended December 31, 2007
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total
Sales from non affiliated customers	$86,590	$125	$167	$—	$—	$86,882
Intersegment sales	$95	$1,973	$—	$—	$(2,068)	$0
Depreciation and amortization	$575	$114	$8	$—	$—	$697
Segment (loss) profit	$(135)	$186	$35	$—	$(43)	$43
Segment assets	$75,811	$4,646	$211	$—	$(1,295)	$79,373

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

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 31,
	2008	2007
Net sales:
Product	95.5%	85.3%
Services	4.5	14.7

Total net sales	100.0	100.0
Gross profit:
Product	11.0	7.2
Services	1.4	6.5

Total gross profit	12.4	13.7
Selling and marketing expenses	9.0	10.3
General and administrative expenses	4.3	3.5

Operating loss	(0.9)	(0.1)
Interest income, net	0.0	0.1
Loss in valuation of derivative	(9.5)	—
Other (loss) income, net	(0.0)	0.1

(Loss) income before taxes and other items	(10.4)	0.1
(Benefit) provision for income taxes	(0.1)	0.0

(Loss) income before other items	(10.3)	0.1
Allocated income in equity investment	0.1	—
Allocated loss (income) to noncontrolling interest	0.0	(0.1)

Net loss	(10.2)%	0.0%

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
     LOSS IN VALUATION OF DERIVATIVE. The $5.2 million loss in valuation of the derivative resulted from the escrow receivable held at September 30, 2008 with a net value of $8.0 million being subject to derivative accounting using mark-to-market accounting. The mark-to-market adjustment of $5.2 million was necessary because on November 25, 2008, 745,000 shares of ADSL stock were received in the name of the Company, and with title passing to the Company, the derivative that was primarily dependent on the valuation of the ADSL stock was no longer considered subject to derivative accounting. As a result, a final recognition of $5.2 million decrease in the value of the derivative on November 24, 2008 was required to be reported in earnings for the first quarter of fiscal year 2009, with the subsequent increase in value of $1.5 million of the ADSL stock reported as Other Comprehensive Income under FASB 115. The $5.2 million loss is shown as a separate line item, loss in valuation of derivative, and is classified with non-operating income.
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

     NET (LOSS) INCOME. For the December 2008 quarter, there was a $5.6 million net loss as compared with $43,000 net income for the December 2007 quarter. The $5.7 million decrease in net income was due to the decrease in operating income of $0.5 million and the $5.3 million increase in non-operating expenses, chiefly the $5.2 million loss in valuation of derivative.
     Expressed as a percentage of net sales, the net loss in the December 2008 quarter was 10.2% of net sales.

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
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

En Pointe Technologies, Inc.
By:	/s/ Javed Latif
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 6, 2009