Form 10-Q/A
period 2009-03-31
EN POINTE TECHNOLOGIES INC
filed 2009-07-07
CIK 1010305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28052

EN POINTE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2467002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18701 S. Figueroa Street Gardena, California	90248 (Zip Code)
(Address of principal executive offices)

(310) 337-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Condensed Consolidated Balance Sheets — March 31, 2009 and September 30, 2008
Condensed Consolidated Statements of Operations and Comprehensive Income — Three months and six months ended March 31, 2009 and 2008
Condensed Consolidated Statements of Cash Flows — Six months ended March 31, 2009 and 2008
Notes to Condensed Consolidated Financial Statements — March 31, 2009
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T.	Controls and Procedures

PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits
Signatures
EX-31.1
EX-31.2
EX-32.1

Item 3 of Part I and Item 1A of Part II have been omitted based on the Company’s status as a “smaller reporting company.” Items 2, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates in it entirety the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 15, 2009 (the “Initial 10-Q”). This Amendment was necessary to reflect the amendment and restatement of the quarter ended December 31, 2008 that is included in the six month operations for the March 2009 quarter. The December 2008 quarter restatement was necessary to reflect the application of derivative accounting as applied to the fair valuing of a derivative received in the July 9, 2008 sale of the services business which resulted in reclassifying a $5.2 million valuation loss from Other Comprehensive Loss to Non-Operating Loss.

The restatement does not change the Initial 10-Q reported six month total Comprehensive Loss of $5.6 million nor does it change the three month operating results for the quarter ended March 31, 2009. The restatement does increase the six month Net Loss to $5.2 million and decreases the six month Other Comprehensive Loss to $0.4 million, which nets to $5.2 million as reported on the Initial 10-Q. Except as otherwise stated herein, no other information contained in the Initial 10-Q, as previously amended, has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

En Pointe Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2009	2008
	(Unaudited)
	(In thousands except share and per share amounts)
	(Restated)

ASSETS:
Current assets:
Cash	$8,163	$3,691
Restricted cash	10	10
Accounts receivable, net	34,115	35,448
Due from affiliate	—	3,586
Inventories, net	7,462	5,858
Prepaid expenses and other current assets	1,214	1,294

Total current assets	50,964	49,887
Property and equipment, net of accumulated depreciation and amortization	4,113	4,202
Other assets
Due from affiliate	4,290	—
Equitable securities held in escrow	2,584	7,955
Other	5,766	5,754

Total other assets	12,640	13,709

Total assets	$67,717	$67,798

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$19,295	$15,817
Borrowings under line of credit	8,653	7,840
Current maturities of long-term debt	216	375
Accrued liabilities	10,854	11,153
Accrued taxes and other liabilities	6,335	4,522

Total current liabilities	45,353	39,707
Long term liabilities	377	475

Total liabilities	45,730	40,182

Noncontrolling interest	1,934	1,962

Stockholders’ equity:
Preferred stock, $.001 par value:
Shares authorized — 5,000,000
No shares issued or outstanding	—	—
Common stock, $.001 par value:
Shares authorized — 15,000,000; with 7,182,643 and 7,162,643 shares issued	7	7
Additional paid-in capital	43,647	43,616
Treasury stock, 702 shares	(1)	(1)
Accumulated other comprehensive loss	(1,085)	(659)
Accumulated deficit	(22,515)	(17,309)

Total stockholders’ equity	20,053	25,654

Total liabilities and stockholders’ equity	$67,717	$67,798

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Operations
and Comprehensive Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
			(Restated)

Net sales:
Product	$43,093	$58,480	$95,486	$132,628
Service	2,845	12,087	5,339	24,821

Total net sales	45,938	70,567	100,825	157,449

Cost of sales:
Product	37,834	52,446	84,187	120,368
Service	1,954	7,136	3,661	14,202

Total cost of sales	39,788	59,582	87,848	134,570

Gross profit:
Product	5,259	6,034	11,299	12,260
Service	891	4,951	1,678	10,619

Total gross profit	6,150	10,985	12,977	22,879

Selling and marketing expenses	4,638	9,539	9,568	18,367
General and administrative expenses	3,151	3,891	5,519	6,967

Operating (loss) income	(1,639)	(2,445)	(2,110)	(2,455)

Interest (expense) income, net	(5)	(25)	15	41
Loss in valuation of derivative	—	—	(5,230)	—
Other income (expense), net	1,975	(567)	1,946	(506)

Income (loss) before income taxes and minority interest	331	(3,037)	(5,379)	(2,920)
(Benefit) provision for income taxes	(18)	(6)	(44)	25

Income (loss) before other items	349	(3,031)	(5,335)	(2,945)
Allocated income from equity investment	58	—	101	—
Allocated loss (income) to non-controlling interest	9	10	28	(33)

Net income (loss)	416	(3,021)	(5,206)	(2,978)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(50)	(51)	(40)	(76)
Valuation adjustment for equity positions	(1,877)	—	(386)	—

Comprehensive loss	$(1,511)	$(3,072)	$(5,632)	$(3,054)

Net income (loss) per share:
Basic	$0.06	$(0.42)	$(0.72)	$(0.42)

Diluted	$0.06	$(0.42)	$(0.72)	$(0.42)

Weighted average shares outstanding:
Basic	7,182	7,158	7,182	7,158

Diluted	7,182	7,158	7,182	7,158

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
	(Restated)

Cash flows from operating activities:
Net loss	$(5,206)	$(2,978)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	993	1,436
Gain on sale of services business	(2,000)	—
Impairment of investment	—	500
Allowances (recovery) for doubtful accounts, returns, and inventory	(681)	421
Loss in valuation of derivative	5,230	—
(Gain) loss on disposal of assets	(42)	110
Allocated income from equity investment	(100)	—
Allocation of loss (income) to noncontrolling interest	(28)	33
Net change in operating assets and liabilities	4,816	17,398

Net cash provided by operating activities	2,982	16,920

Cash flows from investing activities:
Short-term cash investment	—	954
Purchase of property and equipment	(828)	(1,743)
Investment in securities	—	(500)
Proceeds from sale of equipment	193	28

Net cash used by investing activities	(635)	(1,261)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	813	(17,503)
Net borrowings (repayments) under short-term financing	1,649	(922)
Proceeds from exercise of employee stock options	31	—
Payment on long term liabilities	(368)	(331)

Net cash provided (used) by financing activities	2,125	(18,756)

Increase in cash	4,472	(3,097)
Cash at beginning of period	3,691	6,000

Cash at end of period	$8,163	$2,903

Supplemental disclosures of cash flow information:
Interest paid	$85	$147

Income taxes paid	$384	$44

Capitalized leases	$110	$222

See Notes to Condensed Consolidated Financial Statements.

En Pointe Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 —	Basis of Presentation and General Information

In the opinion of management, the unaudited condensed consolidated balance sheets of En Pointe Technologies, Inc., including (i) its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, (ii) its majority-owned subsidiary Ovex Technologies (Private) Limited, and (iii) its minority-owned affiliate Premier BPO, Inc. (a “Variable Interest Entity”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. (collectively, referred to as “we,” “us” “our” or similar terms), at March 31, 2009, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the three months and six months ended March 31, 2009 and 2008, respectively, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state these financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting.

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

At the effective time of the Merger, each of our issued and outstanding shares of common stock (the “Common Stock”), other than shares of Common Stock owned by us, Acquisition Co., Holding Co., Mr. Din, Mrs. Din and members of Mr. and Mrs. Din’s family and any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive $2.50 in cash, without interest. Additionally, each outstanding option to purchase Common Stock will be canceled immediately prior to the effective time of the Merger in exchange for the right to receive a cash payment equal to the difference between $2.50 and the per share exercise price of such option, multiplied by the number of shares of Common Stock subject to such option. Mr. and Mrs. Din will not receive any payment for the cancellation of their respective options.

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

Restatement

We determined that our financial statements as of March 31, 2009 and for the six months then ended required restatement to reflect certain restatements that were made in the December 31, 2008 quarter and which carry over to the March 2009 quarter’s six month results. The prior quarter restatement was to present a decrease of $5.2 million in valuation of the 745,000 shares of Allied Digital Services, Ltd., or ADSL, stock as part of Net Loss instead of as part of Other Comprehensive Loss as previously reported. The ADSL stock was acquired in conjunction with the sale of the services business on July 9, 2008.

The value of the ADSL stock decreased by $5.2 million from September 30, 2008 through November 24, 2008, and increased by $1.5 million from November 24, 2008 through December 31, 2008, for a net decrease of $3.7 million. Previously, we had reported the net decrease of $3.7 million as part of Other Comprehensive Loss for the quarter ended December 31, 2008. The effect of this restatement is to increase the Net Loss by $5.2 million and reduce the Other Comprehensive Loss by the same amount. The total assets, the total stockholders’ equity and the total comprehensive loss do not change as a result of this restatement.

The restatement was deemed necessary under FASB 133 relating to derivative accounting and is in reference to the escrow receivable held at September 30, 2008 which was considered to be a derivative that is accounted for using mark-to-market accounting (as was done at September 30, 2008). The mark-to-market adjustment of $5.2 million was necessary because on November 25, 2008 the 745,000 shares of ADSL stock were received in the name of the Company and with title passing to the Company, the ADSL stock was no longer considered subject to derivative accounting. As a result, a final recognition of the change in value of the derivative at that date was required to be reported in earnings, and future changes in value of the ADSL stock will be reported as Other Comprehensive Income under FASB 115.

The following table reconciles the Company’s March 31, 2009 consolidated financial statements as previously reported to the restated amounts.

Consolidated Balance Sheet

	March 31, 2009
	As Originally		As
	Reported	Adjustment	Restated
	(In thousands)

ASSETS:
Current assets:
Cash	$8,163	$—	$8,163
Restricted cash	10	—	10
Accounts receivable, net	34,115	—	34,115
Inventories, net	7,462	—	7,462
Prepaid expenses and other current assets	1,214		1,214

Total current assets	50,964	—	50,964
Property and equipment, net	4,113	—	4,113
Due from affiliate	4,290	—	4,290
Equitable securities held in escrow	2,584	—	2,584
Other	5,766	—	5,766

Total assets	$67,717	$—	$67,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable, trade	$19,295	$—	$19,295
Borrowings under line of credit	8,653	—	8,653
Current maturities of long-term debt	216	—	216
Accrued liabilities	10,854	—	10,854
Accrued taxes and other liabilities	6,335	—	6,335

Total current liabilities	45,353	—	45,353
Long term liabilities	377	—	377

Total liabilities	45,730	—	45,730
Non-controlling interest	1,934	—	1,934

Stockholders’ equity:
Common stock	7	—	7
Additional paid-in capital	43,647	—	43,647
Treasury stock	(1)	—	(1)
Accumulated other comprehensive income	(6,315)	5,230	(1,085)
Accumulated deficit	(17,285)	(5,230)	(22,515)

Total stockholders’ equity	20,053	—	20,053

Total liabilities and stockholders’ equity	$67,717	$—	$67,717

Consolidated Statements of Operations and Comprehensive Income

	Six Months Ended March 31, 2009
	As Originally		As
	Reported	Adjustment	Restated
	(In thousands, except per share amounts)

Operating loss	$(2,110)	$—	$(2,110)
Interest income, net	15	—	15
Loss in valuation of derivative	—	(5,230)	(5,230)
Other income, net	1,946	—	1,946

Income (loss) before income taxes and non-controlling interest	(149)	—	(5,379)
(Benefit) provision for income taxes	(44)		(44)

Income (loss) before other items	(105)	—	(5,335)
Allocated income from equity investment	101	—	101
Non-controlling interest	28	—	28

Net loss	24	—	(5,206)
Other comprehensive income
Foreign currency translation adjustment	(40)	—	(40)
Valuation adjustment for equity position	(5,616)	5,230	(386)

Comprehensive loss	$(5,632)	$5,230	$(5,632)

Net income per share:
Basic	$0.00	$—	$(0.72)

Diluted	$0.00	$—	$(0.72)

Weighted average shares outstanding:
Basic	7,182	—	7,182

Diluted	7,182	—	7,182

Consolidated Statements of Cash Flows

	Six Months Ended March 31, 2009
	As Originally		As
	Reported	Adjustment	Restated
	(In thousands)

Cash flows from operating activities:
Net loss	$24	$(5,230)	$(5,206)
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	993	—	993
Gain on sale of services business	(2,000)		(2,000)
Allowances (recovery) for doubtful accounts, returns and inventory	(681)	—	(681)
Loss in valuation of derivative	—	5,230	5,230
(Gain) loss on disposal of assets	(42)	—	(42)
Allocated income from equity investment	(100)	—	(100)
Allocation of loss (income) to noncontrolling interest	(28)	—	(28)
Net change in operating assets and liabilities	4,816	—	4,816

Net cash provided by operating activities	$2,982	$—	$2,982

Note 2 —	Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income (loss)	$416	$(3,021)	$(5,206)	$(2,978)

Weighted average shares outstanding	7,182	7,158	7,182	7,158
Effect of dilutive securities:
Dilutive potential of options	—	—	—	—
Weighted average shares and share equivalents outstanding	7,182	7,158	7,182	7,158

Basic income (loss) per share	$0.06	$(0.42)	$(0.72)	$(0.42)

Diluted income (loss) per share	$0.06	$(0.42)	$(0.72)	$(0.42)

Note 3 —	Recent Accounting Pronouncements

Accounting pronouncements adopted:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115, which is effective for us in fiscal years beginning after July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We adopted this accounting pronouncement effective October 1, 2008 and the adoption has not had a material effect on our consolidated financial statements.

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

Note 4 —	Segment Reporting

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

	As of and for the Quarter Ended March 31, 2009
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total

Sales from non affiliated customers	$45,356	$582	$—	$—	$—	$45,938
Intersegment sales	$0	$1,895	$150	$—	$(2,045)	$0
Depreciation and amortization	$327	$91	$10	$1	$—	$429
Segment (loss) profit	$763	$(353)	$7	$(1)	$—	$416
Segment assets	$64,260	$3,937	$206	$17	$(703)	$67,717

	As of and for the Six Months Ended March 31, 2009
	US	Pakistan	China
	Sales of	Business	Business
	Product	Process	Process	En Pointe	Intersegment	Consolidated
	and Services	Services	Services	Europe	Eliminations	Total

Sales from non affiliated customers	$99,911	$914	$—	$—	$—	$100,825
Intersegment sales	$—	$3,707	$282	$—	$(3,989)	$0
Depreciation and amortization	$711	$262	$20	$—	$—	$993
Segment loss	$(4,474)	$(729)	$(2)	$(1)	$—	$(5,206)
Segment assets	$64,260	$3,937	$206	$17	$(703)	$67,717

Note 5 —	Litigation

In January 2009, in order to avoid the cost of ongoing litigation, we reached a settlement agreement with Church Gardens, LLC (“Church”) relating to an action that was brought against us in July 2006 in San Bernardino County Superior Court, Case No. RCV096518. The complaint centered on certain furniture, fixtures, equipment and leasehold improvements that were sold to, and leased back to us, by Church’s predecessor in 1999 when we still occupied its former leased configuration facility in Ontario, California. Church alleged, among other things, that a portion of the leased-back property was sold, destroyed, altered, or removed from the premises, and demanded both an inspection and an accounting of the property remaining and for the court to provide damages to the extent that we may have breached our contract. Under terms of the settlement agreement, Church released to us certain furniture and equipment being warehoused by them and we paid Church $450,000. The full amount of the settlement payment was recognized in the September 2008 quarterly financial statements. The settlement was a business decision and in entering into the settlement, we made no admission of liability.

On October 21, 2008, Pacific Blue Micro filed its Complaints against one of our employees who was a former Pacific Blue Micro employee and against us as defendants therein in Case Number 30-2008-00113542 in the Superior Court of Orange County, California. We and our employee have cross-complained against Pacific Blue Micro. We vigorously dispute any liability to Pacific Blue Micro.

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

The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Marketable equities	$3,214	$—	$—	$3,214

Note 7 —	Equity Investment

For the three months and six months ended March 31, 2009, the financial results of En Pointe Global Services LLC (“EP Global”), in which we have a 19.5% equity interest was as follows:

	Quarter	Six Months
	Ended	Ended
	March 31,	March 31,
	2009	2009
	(In thousands)

Statement of Operations
Net service revenues	$10,469	$20,677
Cost of revenues	6,027	12,008

Total gross profit	4,442	8,669
Selling, marketing and administration	4,145	8,154

Net income allocatable to partners	$297	$515
En Pointe percentage ownership	19.5%	19.5

Allocated to En Pointe	$58	$100

March 31,
2009
Balance Sheet
Cash	$59
Accounts receivable, net	6,957
Other current assets	736

Total current assets	7,752
Property and equipment, net	1,242

Total Assets	$8,994

Accounts payable	$294
Accrued liabilities and deferred revenue	1,769
Due En Pointe	4,219

Total current liabilities	6,282
Member equity	2,712

Total Liabilities and Member Equity	$8,994

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

En Pointe Technologies, Inc., including its wholly-owned subsidiaries En Pointe Technologies Sales, Inc., En Pointe Gov, Inc., En Pointe Technologies Canada, Inc., The Xyphen Corporation, and En Pointe Europe, Inc. Limited, its majority-owned subsidiary Ovex Technologies (Private) Limited, and its minority-owned affiliate Premier BPO, Inc. (a Variable Interest Entity referred to as “PBPO”) and its wholly-owned Chinese subsidiary, Premier BPO Tianjin Co., Ltd. are collectively referred to as “we,” “us” “our” or similar terms.

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

Comparisons of Financial Results

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales:
Product	93.8%	82.9%	94.7%	84.2%
Services	6.2	17.1	5.3	15.8

Total net sales	100.0	100.0	100.0	100.0
Gross profit:
Product	11.5	8.6	11.2	7.8
Services	1.9	7.0	1.7	6.7

Total gross profit	13.4	15.6	12.9	14.5
Selling and marketing expenses	10.1	13.6	9.5	11.7
General and administrative expenses	6.9	5.5	5.5	4.4

Operating loss	(3.6)	(3.5)	(2.1)	(1.6)
Interest (expense) income, net	0.0	0.0	0.0	0.1
Loss in valuation of derivative	—	—	(5.2)	—
Other (expense) income, net	4.3	(0.8)	1.9	(0.3)

Income (loss) before taxes and other items	0.7	(4.3)	(5.3)	(1.9)
(Benefit) provision for income taxes	0.0	0.0	0.0	0.0

Income (loss) before other items	0.7	(4.3)	(5.3)	(1.9)
Allocated income from equity investment	0.2	(0.0)	0.1	(0.0)
Allocated loss (income) to noncontrolling interest	0.0

Net income (loss)	0.9%	(4.3)%	(5.2)%	(1.9)%

Comparison of the Results of Operations for the Three Months and Six Months Ended March 31, 2009 and 2008

NET SALES

NET SALES COMPARISONS

	Three Months			Six Months
	Ended			Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2009	2008	Change	2009	2008

Net sales:
Product	$(15.4)	$43.1	$58.5	$(37.1)	$95.5	$132.6
Services	$(9.3)	$2.8	$12.1	$(19.5)	$5.3	$24.8

Total	$(24.7)	$45.9	$70.6	$(56.6)	$100.8	$157.4

Percentage change	(35.0)%			(36.0)%

		March 31,	December 31,
Sequential Comparison	Change	2009	2008

Net sales:
Product	$(9.3)	$43.1	$52.4
Services	$0.3	$2.8	$2.5

Total	$(9.0)	$45.9	$54.9

Percentage change	(16.4)%

Net sales decreased $24.7 million, or 35.0%, in the March 2009 quarter as compared to the March 2008 quarter, with decreases in net sales of both product and services. Of the $24.7 million decline in net sales, $9.3 million resulted from the absence of service revenue that is now reported by EP Global as a result of the divestiture of the IT services business in July 2008 (see “Note 7 — Equity Investment”). Service revenues are now limited to those provided by PBPO for the selling of business process outsourcing services of $1.5 million in the March 2009 quarter, vendor configuration services, third-party product maintenance agreement sales (a combined $1.1 million in the March 2009 quarter) and a small amount of business outsourcing services as provided by Ovex of $0.2 million in the March 2009 quarter. The remaining $15.4 million decline in net product sales, or 26.3%, is reflective of the loss of some major customers that were replaced by new customers making less purchases, as well as sharp reductions in spending by other major customers.

The decline in net sales can be assessed by a review of our top twenty customers that accounted for 52% of core net sales revenues (“core” defined as sales of other than sales of business process outsourcing services and product and service revenue from foreign subsidiaries) during both March fiscal quarters. Eleven new top twenty customers were added to the mix in the March 2009 quarter while eleven were dropped from the March 2008 quarter. However, the added new top twenty customers that replaced those lost from the prior March quarter contributed $1.4 million less in net sales, or 9.6% less, than in the comparable prior March quarter. The decline in net sales was much more pronounced in the remaining nine repeat top twenty customers from the March 2008 fiscal year quarter. The decline in their net sales amounted to $6.9 million in the March 2009 quarter over the March 2008 quarter, or 42.0% less. The drop in the large repeat enterprise customers of 42.0% was much greater than that found in the remaining customer base. Sales to customers outside of the top twenty decreased $7.5 million to $20.4 million, or 26.9%, from the $27.8 million in the March 2008 quarter.

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

GROSS PROFIT

GROSS PROFIT COMPARISONS

	Three Months			Six Months
	Ended			Ended
	March 31,			March 31,
Period-to-Period Comparison	Change	2009	2008	Change	2009	2008

Gross profit:
Product	$(0.7)	$5.3	$6.0	$(1.0)	$11.3	$12.3
Services	$(4.1)	$0.9	$5.0	$(8.9)	$1.7	$10.6

Total	$(4.8)	$6.2	$11.0	$(9.9)	$13.0	$22.9

Percentage change	(43.6)%			(43.2)%

Gross margin percentage:
Product	1.9%	12.2%	10.3%	2.6%	11.8%	9.3%
Services	(9.7)%	31.3%	41.3%	(11.4)%	31.4%	42.7%
Combined gross margin percentage	(2.1)%	13.5%	15.6%	(1.7)%	12.9%	14.5%

		March 31,	December 31,
Sequential Comparison	Change	2009	2008

Gross profit:
Product	$(0.7)	$5.3	$6.0
Services	$0.1	$0.9	$.8

Total	$(0.6)	$6.2	$6.8

Percentage change	(8.8)%

Gross margin percentage:
Product	0.7%	12.2%	11.5%
Services	(0.3)%	31.3%	31.6%
Combined gross margin percentage	1.1%	13.5%	12.4%

Gross profits decreased $4.8 million in the March 2009 quarter, or 43.6%, to $6.2 million as compared with the $11.0 million in the March 2008 quarter. The majority of the decrease in gross profits was attributable to the decline in service revenues resulting from the divestiture of the IT service business in the fourth quarter of fiscal 2008. The $4.1 million decline in service gross profits in the March 2009 quarter compared with the March 2008 quarter approximates the $4.4 million of service revenues recognized by the IT service business transferred to EP Global (see “Note 7 — Equity Investment”). Product gross profits for the March 2009 quarter decreased $0.7 million to $5.3 million from the March 2008 quarter of $6.0 million. The $0.7 million decline in product gross profits was attributable primarily to the $15.4 million decrease in product net sales, as the product gross margin percentage increased 1.9% to 12.2% from 10.3% in the March 2008.

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

OTHER INCOME (EXPENSE), NET.  For the three months and six months ended March 31, 2009 and 2008, net other income was as follows (in thousands):

	Quarter		Six Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Gain on sale of service business	$2,000	$—	$2,000	$—
Gain on sale of Indian subsidiary	38		38	—
Loss on note receivable	—	(500)	—	(500)
Prepaid lease amortization on
investment	(75)	(50)	(150)	(50)
Other income	12	(17)	58	44

Total net other income (expense)	$1,975	$(567)	$1,946	$(506)

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

For the three months and six months ended March 31, 2009 and 2008, allocations to noncontrolling interest was as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

PBPO	$10	$—	$9	$21
Ovex	(1)	10	19	(54)

Loss (profit) allocations	$9	$10	$28	$(33)

NET INCOME (LOSS).  For the March 2009 quarter net income of $0.4 million was realized as compared with a net loss of $3.0 million in the March 2008 quarter. The increase approximate of $3.4 million net income for the March 2008 quarter was due primarily a decline in operating loss of $0.8 million and $2.6 million increase in non-operating income. For the six months ended March 31, 2009, the net loss increased $2.2 million to $5.2 million from $3.0 million reported for the six months ended March 31, 2008. The $2.2 million increase in the net loss was due principally to an increase in non-operating expenses of $2.8 million, arising chiefly from the $5.2 million loss incurred in the valuation of our derivative less a $2.0 million gain from cash received related to the sale of the services business and from $0.5 million of prior fiscal year expense not present in the current fiscal year. The remaining $0.6 million was attributable to improvement in the reduction of the operating loss and increased equity flow from our 19.5% interest in En Pointe Global Services LLC.

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

On October 21, 2008, Pacific Blue Micro filed its Complaints against one of our employees who was a former Pacific Blue Micro employee and against us as defendants therein in Case Number 30-2008-00113542 in the Superior Court of Orange County, California. We and our employee have cross-complained against Pacific Blue Micro. We vigorously dispute any liability to Pacific Blue Micro.

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